Form 10-Q
period 2020-03-31
NexPoint Real Estate Finance, Inc.
filed 2020-05-08
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39210

NexPoint Real Estate Finance, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	84-2178264
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas (Address of Principal Executive Offices)	75201
(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NREF	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2020, the registrant had 5,262,534 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended March 31, 2020

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this quarterly report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you therefore against relying on any of these forward-looking statements.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Our loans and investments expose us to risks similar to and associated with debt-oriented real estate investments generally;
•	Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us;
•

Fluctuations in interest rate and credit spreads, which may not be adequately protected or protected at all, by our hedging strategies, could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments;

•	Our loans and investments are concentrated in terms of geography, asset types and sponsors and may continue to be so in the future;
•	We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs;
•

We have limited operating history as a standalone company and may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to our stockholders;

•

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Advisors, L.P. (our “Sponsor”), members of the NexPoint Real Estate Advisors VII L.P. (our “Manager”) management team or their affiliates.

•

We are dependent upon our Manager and its affiliates to conduct our day-to-day operations; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer;

•

Our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager’s compensation arrangements with us, including compensation which may be required to be paid to our Manager if our management agreement is terminated, which could result in decisions that are not in the best interests of our stockholders;

•	We pay substantial fees and expenses to our Manager and its affiliates, which payments increase the risk that you will not earn a profit on your investment;
•

If we fail to qualify as a REIT for U.S. federal income tax purposes, cash available for distributions to be paid to our stockholders could decrease materially, which would limit our ability to make distributions to our stockholders;

•	Risks associated with the current pandemic of the coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases; and
•

Any other risks included under the heading “Risk Factors,” in our Prospectus forming a part of our Registration Statement on Form S-11, as amended (Registration No. 333-235698), filed with the Securities and Exchange Commission (“SEC”) on February 10, 2020, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this quarterly report. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

ii

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$197	$—
Loans, held-for-investment, net	22,282	—
Preferred stock	40,374	—
Mortgage loans, held-for-investment, net	933,219	—
Accrued interest and dividends	5,248	—
Mortgage loans held in variable interest entities, at fair value	1,712,909	—
Other assets	1,096	—
TOTAL ASSETS	$2,715,325	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Credit facility	$788,345	$—
Accounts payable and other accrued liabilities	1,636	—
Accrued interest payable	932	—
Bonds payable held in variable interest entities, at fair value	1,607,918	—
Total Liabilities	2,398,831	—

Redeemable noncontrolling interests in the Operating Partnership	233,395	—

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 5,350,000 and 10 shares issued and 5,262,534 and 10 shares outstanding, respectively	53	—
Additional paid-in capital	91,894	—
Accumulated deficit	(7,510)	—
Common stock held in treasury at cost; 87,466 shares	(1,338)	—
Total Stockholders' Equity	83,099	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,715,325	$—

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

For the Three Months Ended March 31,
2020
Net interest income
Interest income	$6,586
Interest expense	3,331
Total net interest income	3,255
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	(25,159)
Loan loss provision	(212)
Dividend income, net	447
Total other income (loss)	(24,924)
Operating expenses
General and administrative expenses	348
Loan servicing fees	655
Management fees	196
Total operating expenses	1,199
Net Loss	(22,868)
Net loss attributable to redeemable noncontrolling interests	(16,515)
Net loss attributable to common stockholders	$(6,353)

Weighted-average common shares outstanding - basic	5,223
Weighted-average common shares outstanding - diluted	5,223

Loss per share - basic	$(1.22)
Loss per share - diluted	$(1.22)

Dividends declared per common share	$0.2198

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Total
Balances, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock through public offering, net	—	—	5,350,000	54	91,894	—	—	91,948
Repurchase of common stock	—	—	(87,466)	(1)	—	—	(1,338)	(1,339)
Net loss attributable to common stockholders	—	—	—	—	—	(6,353)	—	(6,353)
Common stock dividends declared ($0.2198 per share)	—	—	—	—	—	(1,157)	—	(1,157)
Balances, March 31, 2020	—	$—	5,262,534	$53	$91,894	$(7,510)	$(1,338)	$83,099

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

For the Three Months Ended March 31,
2020
Cash flows from operating activities
Net loss	$(22,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums	1,060
Loan loss provision, net	212
Change in unrealized loss on investments held at fair value	26,901
Changes in operating assets and liabilities:
Accrued interest receivable	(1,632)
Other assets	(1,096)
Accrued interest payable	932
Accounts payable, accrued expenses and other liabilities	1,636
Net cash provided by operating activities	5,145

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	2,281
Proceeds from payments received on mortgage loans held for investment	455
Net cash provided by investing activities	2,736

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(419)
Bridge facility payments	(95,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	91,948
Repurchase of common stock	(1,339)
Dividends paid to common stockholders	(1,157)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(2,019)
Contributions from noncontrolling interests	302
Net cash used in financing activities	(7,684)

Net increase in cash, cash equivalents and restricted cash	197
Cash, cash equivalents and restricted cash, beginning of period	—
Cash, cash equivalents and restricted cash, end of period	$197

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,054
Supplemental Disclosure of Noncash Activities (Note 2)
Contributions from noncontrolling interests	2,739,693
Other assets acquired from contributions from noncontrolling interests	3,616
Assumed debt on contributions from noncontrolling interests	(2,491,682)

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a newly formed commercial mortgage real estate investment trust (“REIT”) incorporated in Maryland on June 7, 2019. We intend to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ending December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and preferred stock, as well as multifamily commercial mortgage-backed securities (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership.  The Company holds all of the limited partnership interests in the OP, and the OP owns approximately 27.78% of each of its subsidiary partnerships. NexPoint Real Estate Finance Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP.

The Company commenced operations on February 11, 2020 upon the closing of its initial public offering of shares of its common stock (the “IPO”). Prior to the closing of the IPO, the Company engaged in a series of transactions through which it acquired an initial portfolio consisting of senior pooled mortgage loans backed by single family rental (“SFR”) properties (the “SFR Loans”), the junior most bonds of multifamily CMBS securitizations (the “CMBS B-Pieces”), mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes (the “Initial Portfolio”). The Initial Portfolio was acquired from affiliates (the “Contribution Group”) of NexPoint Advisors, L.P (our “Sponsor”), pursuant to a contribution agreement with the Contribution Group through which the Contribution Group contributed their interest in the Initial Portfolio to special purpose entities (“SPEs”) owned by subsidiary partnerships of the Company, in exchange for limited partnership interests in subsidiary partnerships of the OP (the “Formation Transaction”).

The Company is externally managed by NexPoint Real Estate Advisors VII, L.P. (the “Manager”), through a management agreement dated February 6, 2020, for a three-year term set to expire on February 6, 2023 (the “Management Agreement”), by and among the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.

The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective primarily by originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and preferred stock, as well as multifamily CMBS securitizations. We concentrate on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas. In addition, we target lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Through active portfolio management we seek to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2020 and results of operations for the three months ended March 31, 2020 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s Prospectus forming a part of its Registration Statement on Form S-11 (Registration No. 333-235698) filed with the SEC on February 10, 2020.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. It is at least reasonably possible that these estimates could change in the near term.  Estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company expects that additional states and cities will implement similar restrictions and cannot predict when such restrictions will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and may adversely impact our performance or the value of underlying real estate collateral relating to the Company’s investments, increase the default risk applicable to borrowers and make it relatively more difficult for the Company to generate attractive risk-adjusted returns. The extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. The COVID-19 outbreak, and future pandemics, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.  COVID-19 may also negatively and materially impact estimates and assumptions used by the Company including, but not limited to, fair value estimates and estimates of an allowance for loan losses.

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries.  The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.  In addition, all of the Company’s debt is an obligation of the OP’s subsidiary partnerships.

Variable Interest Entities

The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. FASB ASC Topic 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary, and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary, and it does not consolidate the VIE.

CMBS

The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impact the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche of the securities issued by the trusts, which include the controlling class, and has the ability to remove and replace the special servicer.

On the Consolidated Balance Sheet as of March 31, 2020, we consolidated the two Freddie Mac K-Series securitization entities (the “CMBS Entities”) that we determined were VIEs and for which we determined we were the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheet. The CMBS B-Pieces held by the Company and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces.

Investment in subsidiaries

The Company conducts its operations through the OP, which acts as the general partner of the subsidiary partnerships that own the investments through limited liability companies that are SPEs. The Company is the sole limited partner of the OP, has 100% of the limited partnership interests in the OP and has the ability to remove the general partner of the OP with or without cause, and as such, consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the unaudited consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the ownership interests in consolidated subsidiaries held by entities other than the Company. Those noncontrolling interests that the holder is allowed to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The subsidiary partnerships of the OP have redeemable noncontrolling interests classified on the Consolidated Balance Sheet as temporary equity in accordance with ASC 480. This is presented as “Redeemable noncontrolling interests in the Operating Partnership” on the Consolidated Balance Sheet and their share of “Net Income (Loss)” as “Net Income (Loss) attributable to redeemable noncontrolling interests” in the accompanying Consolidated Statements of Operations.

The redeemable noncontrolling interests were initially measured at the fair value of the contributed assets in accordance with ASC 805-50. The redeemable noncontrolling interests will be adjusted to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests. Capital contributions, distributions and profits and losses are allocated to the redeemable noncontrolling interests in accordance with the terms of the partnership agreements of the subsidiary partnerships.

Acquisition Accounting

The Company accounts for the acquisitions of the Initial Portfolio, including the SFR Loans and CMBS B-Pieces, as asset acquisitions pursuant to ASC 805-50 rather than as business combinations. Substantially all of the fair value of the assets acquired are concentrated in a group of similar identifiable assets, i.e. the SFR Loans represent one acquisition of similar identifiable assets, and the acquisition of the CMBS B-Pieces represents an additional acquisition of similar identifiable assets. Additionally, there were no corresponding in-place workforce, servicing platforms or any other item that could be considered an input or process associated with these assets. As such, the SFR Loans and the CMBS B-Pieces do not constitute businesses as defined by ASC 805-10-55.  As the investments were contributed to the OP’s subsidiary partnerships in a non-cash transaction, cost is based on the fair value of the assets acquired.

Formation Transaction

The Company commenced operations on February 11, 2020 upon the closing of its IPO. Prior to the closing of the IPO, the Company engaged in the Formation Transaction through which it acquired the Initial Portfolio consisting of SFR Loans, CMBS B-Pieces,  mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes.  The Initial Portfolio was acquired from the Contribution Group pursuant to a contribution agreement through which the Contribution Group contributed their interest in the Initial Portfolio to SPEs owned by subsidiary partnerships of the Company, in exchange for limited partnership interests in subsidiary partnerships of the OP.  The assets and liabilities constituting the Initial Portfolio were contributed at fair value using a cutoff date of January 31, 2020.  The mezzanine loan, preferred stock and preferred equity investments were valued using a discounted cash flow model using discount rates negotiated with the Contribution Group.  A third-party valuation firm was utilized to value the SFR Loans using the income approach in accordance with ASC Topic 820.  The income approach utilizes a discounted cash flow method to present value the expected future cash flows.  The future cash flows were projected based on the terms of the loans including interest rates, current balances and servicing fees.  The future cash flows depend substantially on various other assumptions such as prepayment rates, prepayment charges, default rates, expected loss given default (severity), and other inputs.  The Credit Facility contributed along with the SFR Loans was also valued using the income approach as previously described.  The equity and financial liabilities of the consolidated CMBS B-Pieces were valued using broker quotes (see Note 2 for more information on our valuation methodologies).  The Bridge Facility was originated shortly before the closing of the IPO and was contributed at its carrying value, which approximated fair value.  The fair values of the contributed cash and accrued interest and dividends approximated their carrying values because of the short-term nature of these instruments.  The fair values of the contributed assets described above were agreed upon by the Contribution Group and used to determine the number of Sub OP Units issued.  Any purchase premiums or discounts are amortized over the expected life of the investment.

The following table shows the par values, fair values and purchase premiums (discounts) of the Initial Portfolio as February 11, 2020, the closing date of the IPO:

	Par value	Fair Value	Premium (Discount)
Assets
Cash	$302	$302	$—
Loans, held-for-investment, net	22,127	22,282	155
Preferred stock	40,000	40,400	400
Mortgage loans, held-for-investment, net	863,564	934,918	71,354
Accrued interest and dividends	3,616	3,616	—
Mortgage loans held in variable interest entities, at fair value	1,742,186	1,742,093	(93)
	$2,671,795	$2,743,611	$71,816

Liabilities
Credit facility	$788,764	$788,764	$—
Bridge facility	95,000	95,000	—
Bonds payable held in variable interest entities, at fair value	1,607,918	1,607,918	—
	$2,491,682	$2,491,682	$—

Total contributions	$180,113	$251,929	$71,816

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Mortgage and other loans held-for-investment

Loans that are held-for-investment are carried at their aggregate outstanding face amount, net of applicable (i) unamortized origination or acquisition premium and discounts, (ii) unamortized deferred fees and other direct loan origination costs, (iii) valuation allowance for loan losses and (iv) write-downs of impaired loans. The effective interest method is used to amortize origination or acquisition premiums and discounts and deferred fees or other direct loan origination costs. In circumstances where, in management’s opinion, the difference between the straight-line and effective interest methods is immaterial, the straight-line method is used.  As prepayments of principal are received, any premiums paid are amortized against interest income.  In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets.  Conversely, discounts on such assets are accreted into interest income.  In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

Income Recognition

Interest Income - Loans held-for-investment, available-for-sale securities, mortgage loans from the consolidated CMBS entities and debt securities held-to-maturity where the Company expects to collect the contractual interest and principal payments are considered to be performing loans. The Company recognizes income on performing loans in accordance with the terms of the loan on an accrual basis. Interest income also includes amortization of loan premiums or discounts and loan origination costs.

Dividend Income - Dividend income is recorded when declared.

Realized Gain (Loss) on Sale of Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statement of Operations with respect to the investment sold at the time of the sale.

Expense Recognition

Interest expense, in accordance with the Company’s financing agreements, is recorded on the accrual basis. General and administrative expenses are expensed as incurred.

Allowance for Loan Losses

The Company, with the assistance of an independent valuations firm, performs a quarterly evaluation of loans classified as held for investment for impairment on a loan by loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If we deem that it is probable that we will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If we consider a loan to be impaired, we will establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. For non-impaired loans with no specific allowance the Company determines an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represents management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considers quantitative factors likely to cause estimated credit losses including default rate and loss severity rates. The Company also evaluates qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets.  Increases to (or reversals of) the allowance for loan loss are included in “Loan loss provision, net” on the accompanying Consolidated Statement of Operations.

Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

We perform a quarterly review of our portfolio. In conjunction with this review, we assess the risk factors of each loan, including, without limitation, loan-to-value ratio, debt yield, property type, geographic and local market dynamics, physical condition, collateral, cash-flow volatility, leasing and tenant profile, loan structure, exit plan and project sponsorship. Based on a 5-point scale, our loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

1 – Outperform – Materially exceeds performance metrics (for example, technical milestones, occupancy, rents, net operating income) included in original or current credit underwriting and business plan;

2 – Exceeds Expectations – Collateral performance exceeds substantially all performance metrics included in original or current credit underwriting and business plan;

3 – Satisfactory – Collateral performance meets, or is on track to meet, underwriting; business plan is met or can reasonably be achieved;

4 – Underperformance – Collateral performance falls short of underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and

5 – Risk of Impairment/Default – Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable.

We regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral, as well as the financial and operating capability of the borrower. Specifically, the collateral’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the collateral’s liquidation value. We also evaluate the financial condition of any loan guarantors, as well as any changes in the borrower’s competency in managing and operating the collateral. In addition, we consider the overall economic environment, real estate or industry sector and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.

We consider loans to be past-due when a monthly payment is due and unpaid for 60 days or more. Loans will be placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when they become 120 days or more past-due unless the loan is both well secured and in the process of collection. Accrual of interest on individual loans is discontinued when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Our policy is to stop accruing interest when a loan’s delinquency exceeds 120 days. All interest accrued but not collected for loans that are placed on nonaccrual status or subsequently charged-off are reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status.

For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.

A loan is written off when it is no longer realizable and/or it is legally discharged.

We will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Other-Than-Temporary Impairment

The Company accounts for its investment in Preferred Stock as a debt security held to maturity.  Debt securities held to maturity are evaluated on a quarterly basis, and more frequently when triggering events or market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary impairments (“OTTI”). To determine whether a loss in value is other-than-temporary, the Company utilizes criteria including: the reasons underlying the decline, the magnitude and duration of the decline (greater or less than twelve months) and whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment prior to an anticipated recovery of the carrying value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

In the event that the fair value of debt securities held to maturity is less than amortized cost, we consider whether the unrealized holding loss represents an OTTI. If we do not expect to recover the carrying value of the debt security held-to-maturity based on future expected cash flows, an OTTI exists, and we reduce the carrying value by the impairment amount, recognize the portion of the impairment related to credit factors in earnings and the portion of the impairment related to other factors in accumulated other comprehensive income. For three months ended March 31, 2020, the Company has not recognized an OTTI related to its investment in debt securities held to maturity.

Fair Value

GAAP requires the categorization of the fair value of financial instruments into three broad levels that form a hierarchy based on the transparency of inputs to the valuation.

Level 1 – Inputs are adjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The Company follows this hierarchy for our financial instruments. Classifications will be based on the lowest level of input that is significant to the fair value measurement. We review the valuation of Level 3 financial instruments as part of our quarterly process.

Valuation of Consolidated VIEs

We report the financial assets and liabilities of each CMBS trust that we consolidate at fair value using the measurement alternative included in Accounting Standards Update (“ASU”) No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). Pursuant to ASU 2014-13, we measure both the financial assets and financial liabilities of the CMBS trusts we consolidate using the fair value of the financial liabilities (which we consider more observable than the fair value of the financial assets) and the equity of the CMBS trusts beneficially owned by us. As a result, we presented the CMBS issued by the consolidated trusts, but not beneficially owned by us, as financial liabilities in our consolidated financial statements, measured at their estimated fair value; we measured the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by us. Under the measurement alternative prescribed by ASU 2014-13, our “Net income (loss)” reflects the economic interests in the consolidated CMBS beneficially owned by us, presented as “Change in net assets related to consolidated CMBS variable interest entities” in our Consolidated Statements of Operations, which includes applicable (1) changes in the fair value of CMBS beneficially owned by us, (2) interest income, interest expense and servicing fees earned from the CMBS trusts and (3) other residual returns or losses of the CMBS trusts, if any.

Valuation Methodologies

CMBS Trusts - The financial liabilities and equity of the consolidated CMBS trusts were valued using broker quotes. Broker quotes represent the price that an investment could be sold for in a market transaction and represent fair market value. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the valuation date are classified as Level 2 assets. Loans and bonds that are priced using quotes derived from implied values, bid/ask prices for trades that were never consummated, or a limited amount of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

SFR Loans, Preferred Equity Investments, Preferred Stock and Mezzanine Loans - We categorize our SFR Loans, preferred equity, preferred stock and mezzanine loan investments as Level 3 assets in the fair value hierarchy. SFR Loans, preferred equity, preferred stock and mezzanine loan investments are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows.

Repurchase Agreements - We generally consider our repurchase agreements Level 3 liabilities in the fair value hierarchy as such liabilities represent borrowings on illiquid collateral with terms specific to each borrower. Given the short to moderate term of the floating-rate facilities, we generally expect the fair value of repurchase agreements to approximate their outstanding principal balances.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis - Certain assets not measured at fair value on an ongoing basis but that are subject to fair-value adjustments only in certain circumstances, such as when there is evidence of impairment, will be measured at fair value on a nonrecurring basis. For first mortgage loans, mezzanine loans, preferred equity and preferred stock investments, we apply the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a provision for loan loss or OTTI as discussed above.

Overall, our determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are our best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, we select a value within the range provided by the independent valuation firm, generally the midpoint, to assess the reasonableness of our estimated fair value for that financial instrument.

Income Taxes

The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT under the Code, commencing with its taxable year ending December 31, 2020. As a result of the Company’s expected REIT qualification the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of March 31, 2020, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with our TRS.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time.

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2020.

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (“JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases, and off-balance sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance) and requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect.

This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. The amended guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis. That methodology replaces the probable, incurred loss model for those assets. The new standard is effective for the Company for annual and interim periods beginning after December 15, 2023. While the Company is currently evaluating the impact ASU 2016-13 will have on the Company’s consolidated financial statements, the ultimate impact will depend on the portfolio and facts and circumstances near the date of adoption.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which updated the effective dates of implementation to align the implementation date for annual and interim financial statements as well as clarify the scope of the guidance in ASU 2016-13. This standard’s effective date is the same as ASU 2016-13.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326. Financial Instruments – Credit Losses (“ASU 2019-04”), which is intended to clarify the guidance introduced by ASU 2016-13. This standard’s effective date is the same as ASU 2016-13.

In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief for Topic 326. Financial Instruments – Credit Losses (“ASU 2019-05”), which provides for an option to irrevocably elect the fair-value option for certain financial assets previously measured at amortized cost basis. Other than the Company’s investment in CMBS, the Company does not currently expect to elect the fair-value option for assets expected to be held at amortized cost. This standard’s effective date is the same as ASU 2016-13.

3. Loans Held for Investment

The Company’s investments in SFR Loans, mezzanine loans, and preferred equity are accounted for as loans held for investment. The following table summarizes our loans held for investment as of March 31, 2020 (dollars in thousands).

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate	Coupon (2)		Life (years) (3)
March 31, 2020
SFR Loans, held-for-investment	$863,109	$933,219	27	100.00%	4.91%		8.11
Mezzanine loan, held-for-investment	3,250	3,222	1	0.00%	8.00%	(4)	1.84
Preferred equity, held-for-investment	18,877	19,060	3	100.00%	8.85%		5.31
	$885,236	$955,501	31	99.63%	5.01%		8.02

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average coupon is weighted on current principal balance.
(3)

The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

(4)

Interest for the Mezzanine loan is calculated using the March 31, 2020 WSJ Prime of 3.25% plus a spread of 9.0%. A fixed minimum rate of 8.0% is paid in cash on a monthly basis. The difference between the 8.0% minimum monthly payment and the stated rate is accrued as paid-in-kind (“PIK”) interest and is compounded on a monthly basis. Accrued PIK is to be paid at maturity.

For the three months ended March 31, 2020, the loan and preferred equity portfolio activity was as follows (in thousands):

	Held-for-Investment	Total
Balance at December 31, 2019	$—	$—
Contributions from noncontrolling interests in the OP	957,200	957,200
Proceeds from principal repayments	(455)	(455)
Amortization of loan premium, net (1)	(1,032)	(1,032)
Loan loss provision, net (2)	(212)	(212)
Balance at March 31, 2020	$955,501	$955,501

(1)	Includes net amortization of loan purchase premiums.
(2)	Based on management’s judgment and estimate of credit losses. See Note 2 for additional information.

As of March 31, 2020, there were $70.3 million of unamortized premiums on loans held-for-investment, net on the Consolidated Balance Sheet.

As discussed in Note 2, the Company evaluates loans classified as held-for-investment on a loan-by-loan basis every quarter. In conjunction with the review of our portfolio, we assess the risk factors of each loan and assign a risk rating based on a variety of factors. Loans are rated “1” through “5,” from least risk to greatest risk, respectively. See Note 2 for a more detailed discussion of the risk factors and ratings. The following table allocates the principal balance and net book value of the loan portfolio based on our internal risk ratings (dollars in thousands):

March 31, 2020
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	31	955,501	100.00%
4	—	—	—
5	—	—	—
	31	$955,501	100.00%

As of March 31, 2020, all 31 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts:

Geography	March 31, 2020
Georgia	44.15%
Florida	22.32%
Texas	6.68%
Minnesota	5.29%
Alabama	4.21%
New Jersey	2.04%
Maryland	1.94%
North Carolina	1.91%
Mississippi	1.14%
Michigan	1.08%
Oklahoma	1.05%
Tennessee	0.98%
Connecticut	0.94%
Missouri	0.85%
New York	0.72%
Illinois	0.71%
Nebraska	0.65%
Virginia	0.64%
Massachusetts	0.61%
Ohio	0.51%
Indiana	0.50%
South Carolina	0.45%
Pennsylvania	0.25%
Kentucky	0.22%
Arkansas	0.15%
100.00%

Collateral Property Type	March 31, 2020
Single Family Rental	97.50%
Multifamily	2.50%
100.00%

4. Debt

The following table summarizes the Company’s financing arrangements in place as of March 31, 2020:

	March 31, 2020
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Maximum facility size	Final stated maturity	Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Carrying value	Weighted average life (years) (2)
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	788,345	788,345	789,967	7/12/2029	2.44%	8.1	863,109	933,219	8.1
Total/weighted average		$788,345	$788,345	$789,967		2.44%	8.1	$863,109	$933,219	8.1

(1)	Weighted-average interest rate is weighted using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated July 12, 2019 with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans.  The Credit Facility is guaranteed by certain members of the Contribution Group.  The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group as of March 31, 2020.  The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value.  As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020.  Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan.

As of March 31, 2020, the outstanding principal balances related to the SFR Loans consisted of the following (dollars in thousands):

		Outstanding
	Investment	Principal
Investment	Date	Balance	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,689	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	9,304	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	4,980	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	9,701	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	6,955	Various	Single-family	Fixed	2.69%	7/1/2028
Senior loan	2/11/2020	5,236	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	11,326	Various	Single-family	Fixed	3.02%	10/1/2028
Senior loan	2/11/2020	5,832	Various	Single-family	Fixed	2.87%	9/1/2023
Senior loan	2/11/2020	7,711	Various	Single-family	Fixed	3.02%	11/1/2028
Senior loan	2/11/2020	46,146	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	9,158	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	36,176	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	5,973	Various	Single-family	Fixed	2.68%	11/1/2028
Senior loan	2/11/2020	13,603	Various	Single-family	Fixed	2.61%	11/1/2023
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	9,562	Various	Single-family	Fixed	3.02%	12/1/2028
Senior loan	2/11/2020	10,036	Various	Single-family	Fixed	2.77%	12/1/2028
Senior loan	2/11/2020	4,932	Various	Single-family	Fixed	2.97%	1/1/2029
Senior loan	2/11/2020	8,468	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,878	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	4,279	Various	Single-family	Fixed	3.06%	2/1/2029
Senior loan	2/11/2020	16,179	Various	Single-family	Fixed	2.91%	2/1/2029
Senior loan	2/11/2020	7,064	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	7,346	Various	Single-family	Fixed	2.80%	2/1/2029
Senior loan	2/11/2020	6,191	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	55,988	Various	Single-family	Fixed	2.70%	3/1/2029
Total		$788,345				2.44%

For the three months ended March 31, 2020, the activity related to the carrying value of the Credit Facility were as follows (in thousands):

Balances as of December 31, 2019	$—
Assumption of debt	788,764
Principal repayments	(419)
Balances as of March 31, 2020	$788,345

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2020 are as follows (in thousands):

Year	Non-recourse	Total
2020	$—	$—
2021	—	—
2022	—	—
2023	(24,415)	(24,415)
2024	(5,878)	(5,878)
Thereafter	(758,052)	(758,052)
	$(788,345)	$(788,345)

KeyBank Bridge Facility

On February 7, 2020, we, through our subsidiaries, entered into a $95.0 million bridge facility (the “Bridge Facility”) with KeyBank National Association (“KeyBank”) and immediately drew $95.0 million to fund a portion of the Formation Transaction.

During the three months ended March 31, 2020, the Company used proceeds from the IPO to pay down the entirety of the Bridge Facility.  As of March 31, 2020, the facility is extinguished.

5. CMBS Trusts

As of March 31, 2020, the Company consolidated the CMBS Entities that we determined are VIEs and for which we are the primary beneficiary. The Company elected the fair-value option for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheet; recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidate Statements of Operations; and records cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by the Company, as operating cash-flows.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	March 31, 2020
Mortgage loans held in variable interest entities, at fair value	$1,712,909
Accrued interest receivable	751

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(1,607,918)
Accrued interest payable	(558)
$105,184

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

For the Three Months Ended March 31, 2020
Net interest earned	$1,742
Unrealized gain (loss)	(26,901)
Change in net assets related to consolidated CMBS variable interest entities	$(25,159)

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	March 31, 2020	Collateral Property Type	March 31, 2020
Arizona	18.25%	Multifamily	99.20%
Florida	17.06%	Manufactured Housing	0.80%
Texas	12.96%		100.00%
Georgia	9.25%
Washington	8.96%
Nevada	6.71%
Pennsylvania	6.62%
California	6.43%
Tennessee	3.20%
Louisiana	2.81%
Utah	2.50%
Colorado	2.43%
Oregon	1.32%
New York	1.21%
Alabama	0.28%
	100.00%

6. Preferred Stock

As of March 31, 2020 the Company held one preferred stock investment accounted for as a debt security held to maturity recorded at amortized cost. The preferred stock investment consists of 40,000 shares of preferred stock in Jernigan Capital, Inc., (“JCAP”), a publicly traded REIT that provides capital to private developers as well as owners and operators of self-storage facilities. The preferred stock pays a fixed quarterly cash dividend of 7% in addition to a quarterly stock dividend of $2.125 million payable on a pro rata basis to the holders of the preferred stock for the first three quarters of 2020 and for the first fiscal quarter of 2021.  For the last fiscal quarter of 2020 and for the second fiscal quarter of 2021, the stock dividend varies based on the underlying company’s incremental book value and past aggregate dividends among other things, but will be no less than $2.125 million on a pro rata basis to the holders of the preferred stock.

The following table presents the preferred stock investments as of March 31, 2020 (in thousands, except share amounts):

	Investment
Investment	Date	Shares	Carrying Value (1)	Property Type	Interest Rate	Maturity Date
Preferred Stock
Jernigan Capital	2/11/2020	40,000	40,374	Self-storage	7.00%	12/31/2021

(1)	Carrying value includes an unamortized purchase premium of approximately $0.4 million.

The following table presents activity related to the Company’s preferred stock (in thousands):

For the Three Months Ended March 31, 2020
Dividend income	$473
Amortization of premium on preferred stock investment	(26)
$447

7. Fair Value of Financial Instruments

Fair-value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market-participant assumptions in fair-value measurements, ASC 820 establishes a fair-value hierarchy that distinguishes between market-participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market-participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

•	Level 1 inputs are adjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•

Level 2 inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar instruments in active markets, and inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, related market activity for the asset or liability.

The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Financial Instruments Carried at Fair Value

See Note 5 for additional information.

Financial Instruments Not Carried at Fair Value

The fair values of cash and cash equivalents, accrued interest and dividends, accounts payable and other accrued liabilities and accrued interest payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

Long-term indebtedness is carried at amounts that reasonably approximate their fair value. In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of March 31, 2020 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$197	$197	$—	$—	$197
Loans, held-for-investment, net	22,282	—	—	22,304	22,304
Preferred stock	40,374	—	—	39,091	39,091
Mortgage loans, held-for-investment, net	933,219	—	—	915,380	915,380
Accrued interest and dividends	5,248	5,248	—	—	5,248
Mortgage loans held in variable interest entities, at fair value	1,712,909	—	1,712,909	—	1,712,909
Other assets	1,096	1,096	—	—	1,096
	$2,715,325	$6,541	$1,712,909	$976,774	$2,696,224

Liabilities
Credit facility	$788,345	$—	$—	$789,401	$789,401
Accounts payable and other accrued liabilities	1,636	1,636	—	—	1,636
Accrued interest payable	932	932	—	—	932
Bonds payable held in variable interest entities, at fair value	1,607,918	—	1,607,918	—	1,607,918
	$2,398,831	$2,568	$1,607,918	$789,401	$2,399,887

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 10). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value.  At March 31, 2020, the redeemable noncontrolling interests in the OP are valued at their carrying value on the consolidated balance sheet.

8. Stockholders’ Equity

Common Stock

On February 11, 2020, the Company completed its IPO of 5,000,000 shares of common stock, par value $0.01 per share, at a price of $19.00 per share. In connection with the IPO, the Company sold an additional 350,000 shares of common stock, par value $0.01 per share, at a price of $19.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares.  Gross proceeds from the IPO and partial exercise was approximately $101.7 million.  Underwriting discounts and commissions of approximately $6.9 million and offering expenses of approximately $2.9 million were deducted from additional paid in capital.

As of March 31, 2020, the Company had 5,350,000 shares of common stock, par value $0.01 per share, issued and 5,262,534 shares of common stock, par value $0.01 per share, outstanding.

Share Repurchase Program

On March 9, 2020, the Board authorized the Company to repurchase up to $10.0 million of its common stock, par value $0.01 per share, during a two-year period that is set to expire on March 9, 2022 (the “Share Repurchase Program”). The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time.  As of March 31, 2020, the Company had repurchased 87,466 shares of its common stock, par value $0.01 per share, at a total cost of approximately $1.3 million, or $15.30 per share.  The 87,466 shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period.

Long Term Incentive Plan

On January 31, 2020, the Company’s sole stockholder approved a long-term incentive plan (the “2020 LTIP”). The 2020 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

Dividends

On March 16, 2020, the Company’s Board declared a quarterly dividend of $0.2198 per share, payable on March 31, 2020 to stockholders of record on March 23, 2020.

9. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted- average number of shares of the Company’s common stock outstanding and excludes any unvested restricted stock units issued pursuant to the 2020 LTIP. Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effect of the assumed vesting of restricted stock units. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The effect of the conversion of common units in the OP (“OP Units”) held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income (loss) attributable to redeemable noncontrolling interests in the OP in the accompanying Consolidated Statements of Operations. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 10 for additional information.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

For the Three Months Ended March 31,
2020
Numerator for loss per share:
Net loss	$(22,868)
Net loss attributable to redeemable noncontrolling interests	(16,515)
Net loss attributable to common stockholders	$(6,353)

Denominator for earnings (loss) per share:
Weighted-average common shares outstanding	5,223
Denominator for basic loss per share	5,223
Weighted-average unvested restricted stock units	—
Denominator for diluted earnings per share	5,223

Earnings (loss) per weighted average common share:
Basic	$(1.22)
Diluted	$(1.22)

10. Noncontrolling Interests

Redeemable Noncontrolling Interests in the Subsidiary Operating Partnerships

In connection with the Formation Transaction, the Contribution Group contributed assets to SPEs owned by subsidiary partnerships of the Company in exchange for limited partnership interests in subsidiary partnerships of the OP (the “Sub OPs”). Interests in the Sub OPs are represented by “Sub OP Units”. Net income (loss) is allocated to holders of Sub OP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of Sub OP Units outstanding to total common shares plus Sub OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to Sub OP Units in accordance with the terms of the partnership agreement of the Sub OPs. Each time the Sub OPs distribute cash, limited partners of the Sub OPs receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the Sub OPs have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the Sub OPs.

In connection with the issuance of Sub OP Units to the Contribution Group on February 11, 2020, the Sub OPs and the OP amended the partnership agreements of the Sub OPs (the “Sub OP Amendments”). Pursuant to the Sub OP Amendments, limited partners holding Sub OP Units have the right to cause the Sub OP to redeem their units at a redemption price equal to and in the form of the Cash Amount (as defined in the partnership agreement of the Sub OPs), provided that such OP Units have been outstanding for at least one year.

The OP is the general partner of the Sub OPs and may, in its sole discretion, purchase the Sub OP Units by paying to the Sub OP Unit holder either the Cash Amount or the OP Unit Amount (one OP Unit for each Sub OP Unit, subject to adjustment), as defined in the partnership agreement of the Sub OP. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the OP Units to the redeeming limited partner would (1) be prohibited, as determined in the OP’s sole discretion, or (2) cause the acquisition of OP Units by such redeeming limited partner to be “integrated” with any other distribution of OP Units for purposes of complying with the Securities Act.

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of March 31, 2020, the Company is the sole limited partner in the OP.  Net income (loss) is allocated to holders of OP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

In connection with the IPO on February 11, 2020, the Company and the OP GP amended the partnership agreement of the OP (the “OP Amendment”). Pursuant to the OP Amendment, limited partners holding OP Units have the right to cause the OP to redeem their units at a redemption price equal to and in the form of the Cash Amount (as defined in the partnership agreement of the OP), provided that such OP Units have been outstanding for at least one year. The Company may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (one share of common stock of the Company for each OP Unit), as defined in the partnership agreement of the OP. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the Company’s common stock to the redeeming limited partner would (1) be prohibited, as determined in the Company’s sole discretion, under the Company’s charter or (2) cause the acquisition of common stock by such redeeming limited partner to be “integrated” with any other distribution of the Company’s common stock for purposes of complying with the Securities Act. Accordingly, the Company records the OP Units held by noncontrolling limited partners outside of permanent equity and reports the OP Units at the greater of their carrying value or their redemption value using the Company’s stock price at each balance sheet date.

The OP, as the general partner and primary beneficiary of the Sub OPs, consolidates the Sub OPs.

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Sub OPs) for the three months ended March 31, 2020 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2019	$—
Net loss attributable to redeemable noncontrolling interests in the OP	(16,515)
Contributions from redeemable noncontrolling interests in the OP	251,929
Distributions to redeemable noncontrolling interests in the OP	(2,019)
Redeemable noncontrolling interests in the OP, March 31, 2020	$233,395

11. Related Party Transactions

Management Fee

In accordance with the Management Agreement, the Company pays the Manager an advisory fee equal to 1.5% of Equity (as defined below), paid monthly, in cash or shares of Company common stock at the election of our Manager (the “Annual Fee”). The duties performed by the Company’s Manager under the terms of the Management Agreement include, but are not limited to: providing daily management for the Company, selecting and working with third-party service providers, formulating an investment strategy for the Company and selecting suitable investments, managing the Company’s outstanding debt and its interest rate exposure and determining when to sell assets.

“Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the IPO, plus (2) the net proceeds received by the Company from all issuances of the Company’s common stock in and after the IPO, plus (3) the Company’s cumulative Core Earnings (as defined below) from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to the Company’s stockholders from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that the Company or any of its subsidiaries has paid to repurchase the Company’s common stock from and after the IPO to the end of the most recently completed calendar quarter. In the Company’s calculation of Equity, the Company will adjust its calculation of Core Earnings to remove the compensation expense relating to awards granted under one or more of its long-term incentive plans that is added back in the calculation of Core Earnings. Additionally, for the avoidance of doubt, Equity will not include the assets contributed to the Company in the Formation Transaction.

“Core Earnings” means the net income (loss) attributable to the common stockholders of the Company, computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive (loss), or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the independent directors of the Board and approved by a majority of the independent directors of the Board.

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations, and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2020, the Company reimbursed the Manager for approximately $0.1 million of Offering Expenses that were paid on the Company’s behalf.

The Initial Portfolio was acquired from affiliates of our Sponsor (the Contribution Group), pursuant to a contribution agreement with the Contribution Group through which the Contribution Group contributed their interest in the Initial Portfolio to SPEs owned by subsidiary partnerships of the Company, in exchange for limited partnership interests in the Sub OPs (see Notes 1 and 2 for more information).  The Contribution Group owns the noncontrolling interests in the Sub OPs (see Note 10 for more information).

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments.  For the three months ended March 31, 2020, operating expenses did not exceed the Expense Cap.

For the three months ended March 31, 2020, the Company incurred management fees of $0.2 million.

12. Subsequent Events

Acquisitions/Financing

On April 15, 2020, the Company, through the Sub OPs, purchased an aggregate principal amount of approximately $3.1 million of the X3 tranche of the Freddie Mac K-1510 CMBS at a price of $28.10.  Approximately $0.6 million of the purchase price was financed through a repurchase agreement bearing an interest rate of 1.50% over 1-month LIBOR.  The underlying portfolio consists of 45 fixed-rate mortgage loans, secured by multifamily properties.

On April 15, 2020 the Company, through the Sub OPs, purchased an aggregate principal amount of approximately $3.2 million of the X3 tranche of the Freddie Mac K-1513 CMBS at a price of $23.10.  Approximately $0.5 million of the purchase price was financed through a repurchase agreement bearing an interest rate of 1.50% over 1-month LIBOR.  The underlying portfolio consists of 47 fixed-rate mortgage loans, secured by multifamily properties.

On April 21, 2020, the Company, through the Sub OPs, entered into a repurchase agreement and borrowed approximately $48.8 million.  Approximately $134.4 million par value of the Company’s CMBS B-Piece investments were posted as collateral.  The loan bears interest at 2.75% over 1-month LIBOR.  A portion of the proceeds were used to finance the purchase of the Class D tranche of the Freddie Mac K-107 CMBS.

On April 23, 2020, the Company, through the Sub OPs, purchased an aggregate principal amount of approximately $82.0 million of the Class D tranche of the Freddie Mac K-107 CMBS at a price of $57.18. The underlying portfolio consists of 50 fixed-rate mortgage loans, secured by multifamily properties.  The Company owns 100% of the most subordinate tranche of this CMBS trust, which includes the controlling class, and has the ability to remove and replace the special servicer.  As such, it is expected that this CMBS trust will be consolidated by the Company.

Dividends Declared

On May 4, 2020, the Board declared a quarterly dividend of $0.40 per share, payable on June 30, 2020 to stockholders of record on June 15, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and the risk factors set forth under the heading “Risk Factors” in our Prospectus forming a part of our Registration Statement on Form S-11, as amended, filed with the SEC on February 10, 2020.

Overview

We are a newly formed commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity and preferred stock, as well as multifamily CMBS securitizations. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas. In addition, we target lending or investing in properties that are stabilized or have a light-transitional business plan.

Our investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We seek to employ a flexible and relative-value focused investment strategy and expect to re-allocate capital periodically among our target investment classes. We believe this flexibility will enable us to efficiently manage risk and deliver attractive risk-adjusted returns under a variety of market conditions and economic cycles.

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of March 31, 2020 approximately $9.0 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $13.3 billion of loans and debt or credit related investments as of March 31, 2020 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We intend to elect to be treated as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

Components of Our Revenues and Expenses

Net Interest Income

Interest income. Our earnings are primarily attributable to the interest income from mortgage loans, mezzanine loan and preferred equity investments. Loan premium/discount amortization is also included as a component of interest income.

Interest expense. Interest expense represents interest accrued on our various financing obligations used to fund our investments and is shown as a deduction to arrive at net interest income.

The following table presents the components of net interest income for the three months ended March 31, 2020 (dollars in thousands):

	For the Three Months Ended March 31, 2020
	Interest income/	Average
	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$6,099	$934,175	3.97%
Mezzanine loan	81	3,221	15.28%
Preferred equity	406	19,061	12.96%
Total interest income	$6,586	$956,456	4.19%
Interest expense
Long-term seller financing	(3,331)	(788,554)	2.57%
Total interest expense	$(3,331)	$(788,554)	2.57%
Net interest income (3)	$3,255
(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.

(2)	Yield calculated on an annualized basis
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

Other Income (Loss)

Realized losses. Realized losses relate to the difference between par and amortized cost on SFR Loan principal payments.

Change in net assets related to consolidated CMBS variable interest entities.  Includes unrealized gain (loss) and net interest earned on the consolidated CMBS trusts.  See Note 5 for additional information.

Loan loss provision, net.  Loan loss provision, net represents the change in our allowance for loan losses. See Note 2 for additional information

Dividend Income.  Dividend income represents income earned on our Preferred Stock investment.

Expenses

General and administrative expenses. General and administrative (“G&A”) expenses include, but are not limited to, loan servicing fees, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor-relations costs and payments of reimbursements to our Manager. The Manager will be reimbursed for expenses it incurs on behalf of the Company. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, except that we may grant equity awards to our officers under the 2020 LTIP. Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value determined in accordance with GAAP, for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate related investments. To the extent total corporate G&A expenses would otherwise exceed 2.5% of equity book value, our Manager will waive all or a portion of its Annual Fee to keep our total corporate G&A expenses at or below 2.5% of equity book value.

Loan servicing fees. We pay various service providers fees for loan servicing of our SFR Loans and consolidated CMBS trusts. We classify the expenses related to the administration of the SFR Loans as servicing fees while the fees associated with the CMBS trusts are included as a component of the change in net assets related to consolidated CMBS variable interest entities.

Management fees. Management fees include fees paid to our Manager pursuant to the Management Agreement.

Results of Operations for the Three Months Ended March 31, 2020

The following table sets forth a summary of our operating results for the three months ended March 31, 2020 (in thousands):

For the Three Months Ended March 31,
2020
Net interest income	$3,255
Other income (loss)	(24,924)
Operating expenses	1,199
Net loss	(22,868)
Net loss attributable to redeemable noncontrolling interests in the Operating Partnership	(16,515)
Net loss attributable to common stockholders	$(6,353)

We commenced operations on February 11, 2020 and therefore, have no period to compare results for the three months ended March 31, 2020. Our net loss for the three months ended March 31, 2020 was approximately $6.4 million. We earned approximately $3.3 million in net interest income, incurred $24.9 million in other loss, and incurred operating expenses of $1.2 million for the three months ended March 31, 2020.

Revenues

Net interest income. Net interest income was $3.3 million for the three months ended March 31, 2020.

Other income. Other income was $24.9 million for the three months ended March 31, 2020 This was primarily due to the change in net assets related to consolidated CMBS VIEs of $25.2 million, an increase in our loan loss provision, net of $0.2 million and dividend income of $0.4 million.

Expenses

General and administrative expenses. G&A expenses were $0.3 million for the three months ended March 31, 2020.

Loan servicing fees. Loan servicing fees were $0.7 million for the three months ended March 31, 2020.

Management fees. Management fees were $0.2 million for the three months ended March 31, 2020.

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings and book value per share.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

For the Three Months Ended March 31,
2020
Net loss attributable to common stockholders	$(6,353)
Weighted-average common shares outstanding - basic and diluted	5,223
Net loss per share, basic and diluted	(1.22)
Dividends declared per share	$0.2198

Core Earnings

We use Core Earnings to evaluate our performance which excludes the effects of certain GAAP adjustments and transactions that we believe are not indicative of our current operations and loan performance. Core Earnings is a non-GAAP financial measure of performance. Core Earnings is defined as the net income (loss) attributable to our common stockholders computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back amortization of stock-based compensation.

We believe providing Core Earnings as a supplement to GAAP net income (loss) to our investors is helpful to their assessment of our performance. Core Earnings should not be used as a substitute for GAAP net income (loss). The methodology used to calculate Core Earnings may differ from other REITs. As such, our Core Earnings may not be comparable to similar measures provided by other REITs.

We also use Core Earnings as a component of the management fee paid to our Manager. As consideration for the Manager’s services, we will pay our Manager an annual management fee of 1.5% of Equity, paid monthly, in cash or shares of our common stock at the election of our Manager. “Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to our IPO, plus (2) the net proceeds received from all issuances of our common stock in and after the IPO, plus (3) our cumulative Core Earnings from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to our common stockholders from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that we have paid to repurchase our common stock from and after the IPO to the end of the most recently completed calendar quarter. In our calculation of Equity, we will adjust our calculation of Core Earnings to (i) remove the compensation expense relating to awards granted under one or more of our long-term incentive plans that is added back in our calculation of Core Earnings and (ii) adjust net income (loss) attributable to common stockholders for (x) one-time events pursuant to changes in GAAP and (y) certain material non-cash income or expense items, in each case of (x) and (y) after discussions between the Manager and independent directors of our Board and approved by a majority of the independent directors of our Board. Additionally, for the avoidance of doubt, Equity will not include the assets contributed to us in the Formation Transaction.

The following table provides a reconciliation of Core Earnings to GAAP net income (loss) attributable to common stockholders (in thousands, except per share amount):

For the Three Months Ended March 31,
2020
Net loss attributable to common stockholders	$(6,353)
Adjustments
Loan loss provision, net	59
Unrealized (gains) or losses	7,473
Core Earnings	$1,179

Weighted-average common shares outstanding - basic	5,223
Weighted-average common shares outstanding - diluted	5,223

Core Earnings per Diluted Weighted-Average Share	$0.23

Book Value per Share

The following table calculates our book value per share (in thousands, except per share data):

March 31, 2020
Stockholders' equity	$83,099
Shares of common stock outstanding at period end	5,262,534
Book value per share of common stock	$15.79

Book value per share as of March 31, 2020, includes the impact $25.2 million or, $1.31 per common share, unrealized losses from our CMBS investments and the impact of $2.9 million, or $0.55 per common share, of offering costs associated with the IPO.

Due to the large noncontrolling interest in the Sub OPs (see Note 10, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

March 31, 2020
Stockholders' equity	$83,099
Redeemable noncontrolling interests in the Operating Partnership	233,395
Total equity	$316,494

Redeemable Sub OP units at period end	12,596,469
Shares of common stock outstanding at period end	5,262,534
Combined shares of common stock and redeemable Sub OP units	$17,859,003
Combined book value per share	$17.72

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, a mezzanine loan, preferred equity investments, and a preferred stock investment with a combined unpaid principal balance of $1.1 billion at March 31, 2020 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of March 31, 2020 (dollars in thousands):

			Current						Remaining
		Investment	Principal						Term (5)
	Investment (1)	Date (2)	Amount		Net Equity (3)	Location	Property Type	Coupon (4)	(years)
	SFR Loans
1	Senior loan	2/11/2020	$508,700		$85,754	Various	Single-family	4.65%	8.43
2	Senior loan	2/11/2020	10,688		1,722	Various	Single-family	5.35%	7.84
3	Senior loan	2/11/2020	5,633		908	Various	Single-family	5.33%	3.34
4	Senior loan	2/11/2020	10,627		1,782	Various	Single-family	5.30%	8.43
5	Senior loan	2/11/2020	7,647		1,283	Various	Single-family	5.08%	8.26
6	Senior loan	2/11/2020	5,699		963	Various	Single-family	5.24%	8.51
7	Senior loan	2/11/2020	12,373		2,085	Various	Single-family	5.54%	8.51
8	Senior loan	2/11/2020	6,597		1,065	Various	Single-family	5.79%	3.42
9	Senior loan	2/11/2020	8,308		1,421	Various	Single-family	5.85%	8.59
10	Senior loan	2/11/2020	51,362		8,489	Various	Single-family	4.74%	5.51
11	Senior loan	2/11/2020	9,875		1,684	Various	Single-family	6.10%	8.51
12	Senior loan	2/11/2020	38,516		6,622	Various	Single-family	5.55%	8.59
13	Senior loan	2/11/2020	6,399		1,095	Various	Single-family	5.47%	8.59
14	Senior loan	2/11/2020	15,300		2,486	Various	Single-family	5.46%	3.59
15	Senior loan	2/11/2020	5,760		981	Various	Single-family	5.99%	8.68
16	Senior loan	2/11/2020	10,283		1,763	Various	Single-family	5.72%	8.68
17	Senior loan	2/11/2020	10,704		1,837	Various	Single-family	5.60%	8.68
18	Senior loan	2/11/2020	5,392		908	Various	Single-family	5.46%	8.76
19	Senior loan	2/11/2020	9,284		1,568	Various	Single-family	5.88%	8.76
20	Senior loan	2/11/2020	6,727		1,082	Various	Single-family	4.83%	3.84
21	Senior loan	2/11/2020	4,736		789	Various	Single-family	5.35%	8.85
22	Senior loan	2/11/2020	17,382		2,975	Various	Single-family	5.61%	8.85
23	Senior loan	2/11/2020	7,797		1,304	Various	Single-family	5.34%	8.85
24	Senior loan	2/11/2020	7,922		1,354	Various	Single-family	5.47%	8.85
25	Senior loan	2/11/2020	6,851		1,141	Various	Single-family	5.46%	8.92
26	Senior loan	2/11/2020	10,523		1,714	Various	Single-family	4.72%	5.92
27	Senior loan	2/11/2020	62,023		10,311	Various	Single-family	4.95%	8.92
	Total		863,109		145,086			4.91%	8.11

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020	75,589	(6)	62,693	Various	Multifamily	L + 6.00%	5.91
2	CMBS B-Piece	2/11/2020	56,396	(6)	42,298	Various	Multifamily	L + 6.00%	6.66
	Total		131,985		104,991			L + 6.00%	6.23

	Mezzanine Loan
1	Mezzanine	2/11/2020	3,250		3,222	Charleston, SC	Multifamily	Prime + 9.00%	1.84

	Preferred Equity
1	Preferred Equity	2/11/2020	5,056		5,297	Jackson, MS	Multifamily	12.50%	7.67
2	Preferred Equity	2/11/2020	3,821		3,995	Corpus Christi, TX	Multifamily	15.25%	2.34
3	Preferred Equity	2/11/2020	10,000		9,768	Columbus, GA	Multifamily	11.50%	5.25
	Total		18,877		19,060			12.53%	5.31

	Preferred Stock
1	Preferred Stock	2/11/2020	40,000	(7)	40,374	N/A	N/A	7.00%	N/A
(1)

Our total portfolio represents the current principal amount of the consolidated SFR Loans, the mezzanine loan, preferred equity, and preferred stock, as well as the net equity of our CMBS B-Piece investments.

(2)	All investments are assumed to have been entered into on February 11, 2020.
(3)	Net equity represents the carrying value less borrowings.
(4)	One-month LIBOR (“L”) was 0.9929% at March 31, 2020 and the WSJ Prime rate (“Prime”) was 3.25% at March 31, 2020. The weighted-average coupon is weighted on current principal balance.

(5)

The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

(6)	The CMBS B-Pieces are shown on an unconsolidated basis reflecting the value of our investments.
(7)	Preferred stock consists of JCAP preferred stock.

The following table details overall statistics for our portfolio as of March 31, 2020 (dollars in thousands):

	Total	Floating Rate	Fixed Rate
	Portfolio	Investments	Investments
Number of investments	36	3	33
Principal balance	$1,057,221	$135,235	$921,986
Carrying value	$1,101,076	$108,211	$992,865
Weighted-average cash coupon	7.54%	6.19%	7.73%
Weighted-average all-in yield	6.69%	7.75%	6.57%

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends.

Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:

KeyBank Bridge Facility

On February 7, 2020, we, through our subsidiaries, entered into a $95.0 million Bridge Facility with KeyBank and immediately drew $95.0 million to fund a portion of the Formation Transaction. During the three months ended March 31, 2020, the Company used proceeds from the IPO to pay down the entirety of the Bridge Facility (see Note 4).  As of March 31, 2020, the facility is extinguished.

Freddie Mac Credit Facility

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated July 12, 2019 with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction.  As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020.  Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 4).

Cash Generated from IPO

On February 11, 2020, we completed our IPO in which we sold 5,350,000 shares of common stock (including 350,000 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares) at a price of $19.00 per share for gross proceeds of approximately $101.7 million. The IPO generated net proceeds of approximately $91.9 million to us after deducting underwriting discounts and commissions of approximately $6.9 million and offering expenses of approximately $2.9 million.

We contributed the net proceeds from the IPO to our OP in exchange for limited partnership interests in the OP and our OP contributed the net proceeds from the IPO to our Sub OPs for limited partnership interests in the Sub OPs. Our Sub OPs used the net proceeds from the IPO to repay the amount outstanding under the $95 million Bridge Facility, consistent with our investment strategy and guidelines.

Repurchase Agreements

From time to time, we may enter into repurchase agreements to finance the acquisition of our target assets. Repurchase agreements will effectively allow us to borrow against loans and securities that we own in an amount equal to (1) the market value of such loans and/or securities multiplied by (2) the applicable advance rate. Under these agreements, we will sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. During the term of a repurchase agreement, we will receive the principal and interest on the related loans and securities and pay interest to the lender under the repurchase agreement. At any point in time, the amounts and the cost of our repurchase borrowings will be based upon the assets being financed. For example, higher risk assets will result in lower advance rates (i.e., levels of leverage) at higher borrowing costs. In addition, these facilities may include various financial covenants and limited recourse guarantees.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of March 31, 2020, our cash and cash equivalents were $0.2 million.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2020.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 (in thousands):

For the Three Months Ended March 31,
2020
Net cash provided by operating activities	$5,145
Net cash provided by investing activities	2,736
Net cash used in financing activities	(7,684)
Net increase in cash, cash equivalents and restricted cash	197
Cash, cash equivalents and restricted cash, beginning of period	-
Cash, cash equivalents and restricted cash, end of period	$197

Cash flows from operating activities. During the three months ended March 31, 2020, net cash provided by operating activities was $5.1 million. This was primarily due to the interest income generated by our investments.

Cash flows from investing activities. During the three months ended March 31, 2020, net cash provided by investing activities was $2.7 million. This was primarily driven by principal payments on mortgage loans held-for-investment and mortgage loans held in VIEs.

Cash flows from financing activities. During the three months ended March 31, 2020, net cash used in financing activities was $7.7 million. This was primarily driven by payment of the Bridge Facility of $95.0 million and partially offset by the net proceeds from the IPO of approximately $91.9 million.

Emerging Growth Company and Smaller Reporting Company Status

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an “emerging growth company.”

Income Taxes

We intend to elect to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ending December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2020.

If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time.

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2020.

Dividends

We intend to make regular quarterly dividend payments to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2020 of $0.2198 per share on March 16, 2020, which was paid on March 31, 2020 and funded out of cash flows from operations.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required.  A discussion of recent accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this quarterly report.

Allowance for Loan Losses

The Company, with the assistance of an independent valuations firm, performs a quarterly evaluation of loans classified as held for investment for impairment on a loan by loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If we deem that it is probable that we will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If we consider a loan to be impaired, we will establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. For non-impaired loans with no specific allowance the Company determines an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represents management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considers quantitative factors likely to cause estimated credit losses including default rate and loss severity rates. The Company also evaluates qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets.  Increases to (or reversals of) the allowance for loan loss are included in “Loan loss provision, net” on the accompanying Consolidated Statement of Operations.

Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Income Recognition

Loans held-for-investment, available-for-sale securities, mortgage loans from the consolidated CMBS entities and debt securities held-to-maturity where the Company expects to collect the contractual interest and principal payments are considered to be performing loans. The Company recognizes income on performing loans in accordance with the terms of the loan on an accrual basis. Interest income also includes amortization of loan premiums or discounts and loan origination costs.  We consider loans to be past due when a monthly payment is due and unpaid for 60 days or more.  Loans will be placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when they become 120 days or more past due unless the loan is both well secured and in the process of collection.  Accrual of interest on individual loans is discontinued when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Our policy is to stop accruing interest when a loan’s delinquency exceeds 120 days. All interest accrued but not collected for loans that are placed on nonaccrual status or subsequently charged-off are reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status.

Formation Transaction

The Company commenced operations on February 11, 2020 upon the closing of its IPO. Prior to the closing of the IPO, the Company engaged in the Formation Transaction through which it acquired the Initial Portfolio consisting of SFR Loans, CMBS B-Pieces,  mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes.  The Initial Portfolio was acquired from the Contribution Group pursuant to a contribution agreement through which the Contribution Group contributed their interest in the Initial Portfolio to SPEs owned by subsidiary partnerships of the Company, in exchange for limited partnership interests in subsidiary partnerships of the OP.  The assets and liabilities constituting the Initial Portfolio were contributed at fair value using a cutoff date of January 31, 2020.  The mezzanine loan, preferred stock and preferred equity investments were valued using a discounted cash flow model using discount rates negotiated with the Contribution Group.  A third-party valuation firm was utilized to value the SFR Loans using the income approach in accordance with ASC Topic 820.  The income approach utilizes a discounted cash flow method to present value the expected future cash flows.  The future cash flows were projected based on the terms of the loans including interest rates, current balances and servicing fees.  The future cash flows depend substantially on various other assumptions such as prepayment rates, prepayment charges, default rates, expected loss given default (severity), and other inputs.  The Credit Facility contributed along with the SFR Loans was also valued using the income approach as previously described.  The equity and financial liabilities of the consolidated CMBS B-Pieces were valued using broker quotes (see Note 2 for more information on our valuation methodologies).  The Bridge Facility was originated shortly before the closing of the IPO and was contributed at its carrying value which approximated fair value.  The fair values of the contributed cash and accrued interest and dividends approximated their carrying values because of the short-term nature of these instruments.  The fair values of the contributed assets described above were agreed upon by the Contribution Group and used to determine the number of Sub OP Units issued.  Any purchase premiums or discounts are amortized over the expected life of the investment.

The following table shows the par values, fair values and purchase premiums (discounts) of the Initial Portfolio as February 11, 2020, the closing date of the IPO:

	Par value	Fair Value	Premium (Discount)
Assets
Cash	$302	$302	$—
Loans, held-for-investment, net	22,127	22,282	155
Preferred stock	40,000	40,400	400
Mortgage loans, held-for-investment, net	863,564	934,918	71,354
Accrued interest and dividends	3,616	3,616	—
Mortgage loans held in variable interest entities, at fair value	1,742,186	1,742,093	(93)
	$2,671,795	$2,743,611	$71,816

Liabilities
Credit facility	$788,764	$788,764	$—
Bridge facility	95,000	95,000	—
Bonds payable held in variable interest entities, at fair value	1,607,918	1,607,918	—
	$2,491,682	$2,491,682	$—

Total contributions	$180,113	$251,929	$71,816

Valuation of CMBS Trusts

We report the financial assets and liabilities of each CMBS trust that we consolidate at fair value using the measurement alternative included in Accounting Standards Update (“ASU”) No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). Pursuant to ASU 2014-13, we measure both the financial assets and financial liabilities of the CMBS trusts we consolidate using the fair value of the financial liabilities (which we consider more observable than the fair value of the financial assets) and the equity of the CMBS trusts beneficially owned by us. As a result, we presented the CMBS issued by the consolidated trusts, but not beneficially owned by us, as financial liabilities in our consolidated financial statements, measured at their estimated fair value; we measured the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by us. Under the measurement alternative prescribed by ASU 2014-13, our “Net income (loss)” reflects the economic interests in the consolidated CMBS beneficially owned by us, presented as “Change in net assets related to consolidated CMBS variable interest entities” in our Consolidated Statements of Operations, which includes applicable (1) changes in the fair value of CMBS beneficially owned by us, (2) interest income, interest expense and servicing fees earned from the CMBS trusts and (3) other residual returns or losses of the CMBS trusts, if any.

The financial liabilities and equity of the consolidated CMBS trusts are valued using broker quotes. Broker quotes represent the price that an investment could be sold for in a market transaction and represent fair market value. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the valuation date are classified as Level 2 assets. Loans and bonds that are priced using quotes derived from implied values, bid/ask prices for trades that were never consummated, or a limited amount of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

REIT Tax Election

We intend to elect to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2020. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity prepayment rates and market value, while at the same time seeking to provide an opportunity for our stockholders to realize attractive risk-adjusted returns. While risks are inherent in any business enterprise, we seek to quantify and justify risks in light of available returns and to maintain capital levels consistent with the risks we undertake.

Credit Risk

Our investments are subject to credit risk, including the risk of default. The performance and value of our investments depend upon the ability of the sponsor or homeowner to pay interest and principal due to us. To monitor this risk, our Manager will use active asset surveillance to evaluate collateral pool performance and will proactively manage positions.

Credit Yield Risk

Credit yields measure the return demanded on financial instruments by the lending market based on their risk of default. Increasing supply of credit-sensitive financial instruments and reduced demand will generally cause the market to require a higher yield on such financial instruments, resulting in a lower price for the financial instruments we hold

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. If interest rates decline, the value of our fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may decrease; however, the interest income generated by these investments would not be affected by market interest rates. Further, the interest rates we pay under repurchase agreements may be variable. Accordingly, our interest expense would generally increase as interest rates increase and decrease as interest rates decrease.

The following table shows the sensitivity of net interest income to 1/8th percent changes in interest rates for the Company’s floating rate assets and liabilities as of March 31, 2020:

Change in Interest Rates	Annual change to net interest income
0.125%	$169,040
0.250%	338,080
0.375%	507,120
0.500%	676,160

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

Prepayment risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

Financing Risk

We may finance our target assets with borrowed funds under repurchase agreements and other credit facilities, Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Real Estate Risk

The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could cause us to suffer losses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Prospectus forming a part of our Registration Statement on Form S-11, as amended, filed with the SEC on February 10, 2020:

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We expect that additional states and cities will implement similar restrictions and cannot predict when such restrictions will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and may adversely impact our performance or the value of underlying real estate collateral relating to our investments, increase the default risk applicable to borrowers and make it relatively more difficult for us to generate attractive risk-adjusted returns.

The COVID-19 outbreak, and future pandemics, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance due to, among other factors:

•

reduced economic activity may cause certain borrowers underlying our real estate related assets and senior loans to become delinquent or default on their loans, or seek to defer payment on, or refinance, their loans;

•

reduced economic activity could result in a prolonged recession, which could negatively impact the value of commercial and residential real estate, which negatively impacts the value of our investments, potentially materially;

•

difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis, or at all;

•

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants in our debt obligations and result in a default and potentially an acceleration of indebtedness;

•	uncertainties created by the COVID-19 pandemic could make it difficult to estimate provisions for loan losses;
•

a general decline in business activity and demand for mortgage financing, servicing and other real estate and real estate related transactions, which could adversely affect our ability to make new investments or to redeploy the proceeds from repayments of our existing investments; and

•

the potential negative impact on the health of the employees of our Manager, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Prospectus should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 10, 2019, in connection with our formation and initial capitalization, we issued 10 shares of common stock to Brian Mitts in exchange for $10.00 in cash. Such issuance was exempt from the requirements of the Securities Act pursuant to Section 4(a)(2) thereof. These shares were repurchased by the Company at the closing of the IPO for $10.00.

Use of Proceeds from Registered Securities

On February 11, 2020, we sold 5,000,000 shares of our common stock at a price of $19.00 per share for gross proceeds of approximately $95.0 million. On February 25, 2020, we sold 350,000 shares of our common stock at a price of $19.00 per share for gross proceeds of approximately $6.7 million pursuant to the partial exercise of the underwriters’ option to purchase additional shares.  In total, we sold 5,350,000 shares for gross proceeds of $101.7 million.  The shares offered and sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-235698), as amended (the “Registration Statement”), which was declared effective by the SEC on February 6, 2020. The Registration Statement registered a total of 5,750,000 shares of common stock with a maximum aggregate offering price of up to approximately $120.8 million. Raymond James & Associates, Inc., Keefe, Bruyette & Woods, Inc. and Robert W. Baird & Co. Inc served as underwriters for the IPO.

The IPO generated net proceeds of approximately $91.9 million to us after deducting underwriting discounts and commissions of approximately $6.9 million and offering expenses of approximately $2.9 million. Except as described herein, all of the expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. We contributed the net proceeds from the IPO to our OP in exchange for limited partnership interests in the OP and our OP contributed the net proceeds from the IPO to our Sub OPs for limited partnership interests in the Sub OPs. Our Sub OPs used the net proceeds from the IPO to repay the amount outstanding under the $95 million Bridge Facility, consistent with our investment strategy and guidelines.

Repurchase of Shares

On March 9, 2020, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million during a two-year period that is set to expire on March 9, 2022. We repurchased 87,466 shares of common stock during the three months ended March 31, 2020 as shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	—	$—	—	$—
January 1 – January 31	—	—	—	10.0
February 1 – February 29	—	—	—	10.0
March 1 – March 31	87,466	15.30	87,466	8.7
Balance as of March 31, 2020	87,466	$15.30	87,466	$8.7

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Contribution and Assignment of Interests Agreement, by and among NexPoint Real Estate Finance, Inc. and the Contribution Group

3.1*	Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc.

3.2*	Amended and Restated Bylaws of NexPoint Real Estate Finance, Inc.

10.1*	Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P.

10.2*	Management Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P.

10.3*	Amended and Restated Limited Partnership Agreement of NREF OP I, L.P.

10.4*	Amended and Restated Limited Partnership Agreement of NREF OP II, L.P.

10.5*	Amended and Restated Limited Partnership Agreement of NREF OP IV, L.P.

10.6

Loan and Security Agreement, dated as of July 12, 2019, by and among NexPoint WLIF I Borrower, LLC, NexPoint WLIF II Borrower, LLC, and NexPoint WLIF III Borrower, LLC, as Borrower, and Federal Home Loan Mortgage Corporation, as Lender (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form S-11, filed by the Company on January 27, 2020, File No. 333-235698)

10.7*	NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan

10.8

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-11, filed by the Company on January 27, 2020, File No. 333-235698)

10.9*	Registration Rights Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	May 8, 2020
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	May 8, 2020
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)