Form 10-Q
period 2020-06-30
NexPoint Real Estate Finance, Inc.
filed 2020-08-10
CIK 1786248

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share 8.50% Series A Cumulative Redeemable Preferred Stock, par value 0.01 per share	NREF NREA-PRA	New York Stock Exchange New York Stock Exchange

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

As of August 10, 2020, the registrant had 5,262,534 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended June 30, 2020

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Our loans and investments expose us to risks similar to and associated with debt-oriented real estate investments generally;
•	Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us;
•	Risks associated with the current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases;
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
•

If we fail to qualify as a REIT for U.S. federal income tax purposes, cash available for distributions to be paid to our stockholders could decrease materially, which would limit our ability to make distributions to our stockholders; and

•

Any other risks included under the heading “Risk Factors,” in our Registration Statement on Form S-11, as amended (Registration No. 333-235698), filed with the Securities and Exchange Commission (“SEC”) on February 4, 2020 under the Securities Act of 1933 (the “Securities Act”), under Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020, or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

ii

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$966	$—
Loans, held-for-investment, net	39,771	—
Preferred stock	40,947	—
Mortgage loans, held-for-investment, net	930,340	—
Accrued interest and dividends	6,220	—
Mortgage loans held in variable interest entities, at fair value	2,835,528	—
CMBS structured pass through certificates, at fair value (Note 7)	4,368	—
Other assets	1,118	—
TOTAL ASSETS	$3,859,258	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$787,569	$—
Master repurchase agreements	60,123
Accounts payable and other accrued liabilities	1,249	—
Accrued interest payable	768	—
Bonds payable held in variable interest entities, at fair value	2,671,868	—
Total Liabilities	3,521,577	—

Redeemable noncontrolling interests in the Operating Partnership	251,384	—

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 5,350,000 and 10 shares issued and 5,262,534 and 10 shares outstanding, respectively	53	—
Additional paid-in capital	91,933	—
Accumulated deficit	(4,351)	—
Common stock held in treasury at cost; 87,466 shares	(1,338)	—
Total Stockholders' Equity	86,297	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,859,258	$—

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2020
Net interest income
Interest income	$9,821	$16,407
Interest expense	5,216	8,547
Total net interest income	$4,605	7,860
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	15,032	(10,127)
Change in unrealized gain on CMBS structured pass through certificates	301	301
Loan loss provision	(81)	(293)
Dividend income, net	1,805	2,252
Total other income (loss)	$17,057	(7,867)
Operating expenses
General and administrative expenses	846	1,194
Loan servicing fees	1,192	1,847
Management fees	351	547
Total operating expenses	$2,389	3,588
Net income (loss)	19,273	(3,595)
Net income (loss) attributable to redeemable noncontrolling interests	14,003	(2,512)
Net income (loss) attributable to common stockholders	$5,270	$(1,083)

Weighted-average common shares outstanding - basic	5,263	5,248
Weighted-average common shares outstanding - diluted	5,292	5,248

Earnings (loss) per share - basic	$1.00	$(0.21)
Earnings (loss) per share - diluted	$1.00	$(0.21)

Dividends declared per common share	$0.4000	$0.6198

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Common Stock
Three Months ended June 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Total
Balances, March 31, 2020	—	$—	5,262,534	$53	$91,894	$(7,510)	$(1,338)	$83,099
Issuance of common stock through public offering, net	—	—	—	—	—	—	—	—
Vesting of stock-based compensation	—	—	—	—	39	—	—	39
Repurchase of common stock	—	—	—	—	—	—	—	—
Net income attributable to common stockholders	—	—	—	—	—	5,270	—	5,270
Common stock dividends declared ($0.4000 per share)	—	—	—	—	—	(2,111)	—	(2,111)
Balances, June 30, 2020	—	$—	5,262,534	$53	$91,933	$(4,351)	$(1,338)	$86,297

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Common Stock
Six Months ended June 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Total
Balances, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock through public offering, net	—	—	5,350,000	54	91,894	—	—	91,948
Vesting of stock-based compensation	—	—	—	—	39	—	—	39
Repurchase of common stock	—	—	(87,466)	(1)	—	—	(1,338)	(1,339)
Net loss attributable to common stockholders	—	—	—	—	—	(1,083)	—	(1,083)
Common stock dividends declared ($0.6198 per share)	—	—	—	—	—	(3,268)	—	(3,268)
Balances, June 30, 2020	—	$—	5,262,534	$53	$91,933	$(4,351)	$(1,338)	$86,297

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

For the Six Months Ended June 30,
2020
Cash flows from operating activities
Net loss	$(3,595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums	3,088
Accretion of discounts	(412)
Loan loss provision, net	293
Change in unrealized loss on investments held at fair value	14,834
Vesting of stock-based compensation	39
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(3,231)
Other assets	(1,118)
Accrued interest payable	768
Accounts payable, accrued expenses and other liabilities	1,243
Net cash provided by operating activities	11,909

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	35,785
Proceeds from payments received on mortgage loans held for investment	1,298
Purchases of loans, held-for-investment, net	(7,500)
Purchases of CMBS structured pass through certificates, at fair value	(4,076)
Purchases of CMBS securitizations held in variable interest entities, at fair value	(46,884)
Net cash (used in) investing activities	(21,377)

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(1,195)
Distributions to bondholders of variable interest entities	(33,110)
Borrowings under master repurchase agreements	60,123
Bridge facility payments	(95,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	91,948
Repurchase of common stock	(1,339)
Dividends paid to common stockholders	(3,262)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(8,033)
Contributions from noncontrolling interests	302
Net cash provided by financing activities	10,434

Net increase in cash, cash equivalents and restricted cash	966
Cash, cash equivalents and restricted cash, beginning of period	—
Cash, cash equivalents and restricted cash, end of period	$966

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,626
Supplemental Disclosure of Noncash Activities (Note 2)
Contributions from noncontrolling interests, including consolidation of the associated mortgage loans held in variable interest entities	2,797,735
Other assets acquired from contributions from noncontrolling interests	3,616
Assumed debt on contributions from noncontrolling interests, including consolidation of the associated bonds payable held in variable interest entities	(2,539,724)
Consolidation of mortgage loans and bonds payable held in variable interest entities	1,011,315
Increase in dividends payable upon vesting of restricted stock units	6
Stock dividends	627

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage real estate investment trust (“REIT”) incorporated in Maryland on June 7, 2019. We intend to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and preferred stock, as well as multifamily commercial mortgage-backed securities (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of June 30, 2020, the Company holds approximately 90.5% of the common units of limited partnership interests in the OP (“OP Units”), and the OP owns approximately 27.78% of each of its subsidiary partnerships. NexPoint Real Estate Finance Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP.

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

The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We intend to achieve this objective primarily by originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and preferred stock, as well as multifamily CMBS securitizations. We concentrate on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas. In addition, we target lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Through active portfolio management we seek to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2020.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s Registration Statement on Form S-11, as amended (Registration No. 333-235698), filed with the SEC on February 4, 2020.

Secured Financing and Master Repurchase Agreements

The Company’s borrowings under secured financing agreements and master repurchase agreements are treated as collateralized financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs, if any.

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

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has evolved rapidly and, as cases of COVID-19 were identified in additional countries, many countries, including the United States, reacted by instituting quarantines, mandating business and school closures and restricting travel.

As a result of the recent spike in COVID-19 cases in the United States, certain states and cities have reinstituted restrictive quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Management expects that additional states and cities will implement similar restrictions if the current trend continues and cannot predict when such restrictions will expire. As a result, the COVID-19 pandemic has negatively impacted, and will likely continue to negatively impact, almost every industry directly or indirectly and may adversely impact our performance or the value of underlying real estate collateral relating to the Company’s investments, increase the default risk applicable to borrowers and make it relatively more difficult for the Company to generate attractive risk-adjusted returns. The extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. The COVID-19 outbreak, and future pandemics, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.  COVID-19 may also negatively and materially impact estimates and assumptions used by the Company including, but not limited to, fair value estimates and estimates of an allowance for loan losses.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. As of June 30, 2020, there have been two forbearance requests approved in our CMBS B-Piece portfolio, representing 1.7% of our consolidated unpaid principal balance outstanding. There have also been nine forbearance requests approved in our SFR loan book, representing 2.84% of our consolidated unpaid principal balance outstanding. Despite these forbearance requests, we expect that the master servicers will continue to make payments to us for the portion of our CMBS B-Piece and SFR Loans that requested forbearance, and were approved by Freddie Mac, during the entire forbearance period. These agreed upon forbearance requests include both principal and interest payments for three months, with an option to the borrower to extend an additional three months, and require the borrower to repay Freddie Mac within twelve months of the end of the forbearance period.

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

CMBS Trusts

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

On the Consolidated Balance Sheets as of June 30, 2020, we consolidated the three Freddie Mac K-Series securitization entities (the “CMBS Entities”) that we determined were VIEs and for which we determined we were the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces.

Investment in subsidiaries

The Company conducts its operations through the OP, which acts as the general partner of the subsidiary partnerships that own the investments through limited liability companies that are SPEs. The Company is the majority limited partner of the OP, holds approximately 90.5% of the OP Units in the OP and has the ability to remove the general partner of the OP with or without cause, and as such, consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the unaudited consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the ownership interests in consolidated subsidiaries held by entities other than the Company. Those noncontrolling interests that the holder is allowed to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The subsidiary partnerships of the OP have redeemable noncontrolling interests classified on the Consolidated Balance Sheets as temporary equity in accordance with ASC 480. This is presented as “Redeemable noncontrolling interests in the Operating Partnership” on the Consolidated Balance Sheets and their share of “Net Income (Loss)” as “Net Income (Loss) attributable to redeemable noncontrolling interests” in the accompanying Consolidated Statements of Operations.

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

Acquisition Accounting

The Company accounts for the acquisitions of the SFR Loans and CMBS B-Pieces, as asset acquisitions pursuant to ASC 805-50 rather than as business combinations. Substantially all of the fair value of the assets acquired are concentrated in a group of similar identifiable assets, i.e. the SFR Loans represent one acquisition of similar identifiable assets, and the acquisition of the CMBS B-Pieces represents an additional acquisition of similar identifiable assets. Additionally, there were no corresponding in-place workforce, servicing platforms or any other item that could be considered an input or process associated with these assets. As such, the SFR Loans and the CMBS B-Pieces do not constitute businesses as defined by ASC 805-10-55.  As the investments in the Initial Portfolio were contributed to the OP’s subsidiary partnerships in a non-cash transaction, cost is based on the fair value of the assets acquired.

Formation Transaction

The Company commenced operations on February 11, 2020 upon the closing of its IPO. Prior to the closing of the IPO, the Company engaged in the Formation Transaction through which it acquired the Initial Portfolio consisting of SFR Loans, CMBS B-Pieces, mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes.  The Initial Portfolio was acquired from the Contribution Group pursuant to a contribution agreement through which the Contribution Group contributed their interest in the Initial Portfolio to SPEs owned by subsidiary partnerships of the Company, in exchange for limited partnership interests (“Sub OP Units”) in subsidiary partnerships of the OP (“Sub OPs”).  The assets and liabilities constituting the Initial Portfolio were contributed at fair value using a cutoff date of January 31, 2020.  The mezzanine loan, preferred stock and preferred equity investments were valued using a discounted cash flow model using discount rates negotiated with the Contribution Group.  A third-party valuation firm was utilized to value the SFR Loans using the income approach in accordance with ASC Topic 820.  The income approach utilizes a discounted cash flow method to present value the expected future cash flows.  The future cash flows were projected based on the terms of the loans including interest rates, current balances and servicing fees.  The future cash flows depend substantially on various other assumptions such as prepayment rates, prepayment charges, default rates, expected loss given default (severity), and other inputs.  The Credit Facility (defined below) contributed along with the SFR Loans was also valued using the income approach as previously described.  The equity and financial liabilities of the consolidated CMBS B-Pieces were valued using broker quotes (see Note 2 for more information on our valuation methodologies).  The Bridge Facility (defined below) was originated shortly before the closing of the IPO and was contributed at its carrying value, which approximated fair value.  The fair values of the contributed cash and accrued interest and dividends approximated their carrying values because of the short-term nature of these instruments.  The fair values of the contributed assets described above were agreed upon by the Contribution Group and used to determine the number of Sub OP Units issued.  Any purchase premiums or discounts are amortized over the expected life of the investment.

The following table shows the par values, fair values and purchase premiums (discounts) of the Initial Portfolio as of February 11, 2020, the closing date of the IPO:

	Par value	Fair Value	Premium (Discount)
Assets
Cash	$302	$302	$—
Loans, held-for-investment, net	22,127	22,282	155
Preferred stock	40,000	40,400	400
Mortgage loans, held-for-investment, net	863,564	934,918	71,354
Accrued interest and dividends	3,616	3,616	—
Mortgage loans held in variable interest entities, at fair value	1,790,228	1,790,135	(93)
	$2,719,837	$2,791,653	$71,816

Liabilities
Credit facility	$788,764	$788,764	$—
Bridge facility	95,000	95,000	—
Bonds payable held in variable interest entities, at fair value	1,655,960	1,655,960	—
	$2,539,724	$2,539,724	$—

Total contributions	$180,113	$251,929	$71,816

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

Income Recognition

Interest Income - Loans held-for-investment, available-for-sale securities, CMBS structured pass through certificates, mortgage loans from the consolidated CMBS Entities and debt securities held-to-maturity where the Company expects to collect the contractual interest and principal payments are considered to be performing loans. The Company recognizes income on performing loans in accordance with the terms of the loan on an accrual basis. Interest income also includes amortization of loan premiums or discounts and loan origination costs.

Dividend Income - Dividend income is recorded when declared.

Realized Gain (Loss) on Sale of Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Operations with respect to the investment sold at the time of the sale.

Expense Recognition

Interest expense, in accordance with the Company’s financing agreements, is recorded on the accrual basis. General and administrative expenses are expensed as incurred.

Allowance for Loan Losses

The Company, with the assistance of an independent valuations firm, performs a quarterly evaluation of loans classified as held for investment for impairment on a loan by loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If we deem that it is probable that we will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If we consider a loan to be impaired, we will establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. For non-impaired loans with no specific allowance the Company determines an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represents management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considers quantitative factors likely to cause estimated credit losses including default rate and loss severity rates. The Company also evaluates qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets.  Increases to (or reversals of) the allowance for loan loss are included in “Loan loss provision, net” on the accompanying Consolidated Statements of Operations.

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

In the event that the fair value of debt securities held to maturity is less than amortized cost, we consider whether the unrealized holding loss represents an OTTI. If we do not expect to recover the carrying value of the debt security held-to-maturity based on future expected cash flows, an OTTI exists, and we reduce the carrying value by the impairment amount, recognize the portion of the impairment related to credit factors in earnings and the portion of the impairment related to other factors in accumulated other comprehensive income. For the three and six months ended June 30, 2020, the Company did not recognize an OTTI related to its investment in debt securities held to maturity.

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

CMBS Structured Pass Through Certificates - We categorize our CMBS Structured Pass Through Certificates (“CMBS I/O Strips”) as Level 2 assets in the fair value hierarchy. CMBS I/O Strips are valued by an independent third-party investment research firm that provides daily fair market value price updates to our investments.

SFR Loans, Preferred Equity Investments, Preferred Stock and Mezzanine Loans - We categorize our SFR Loans, preferred equity, preferred stock and mezzanine loan investments as Level 3 assets in the fair value hierarchy. SFR Loans, preferred equity, preferred stock and mezzanine loan investments are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows.  The valuation is done for disclosure purposes only as these investments are not carried at fair value on the consolidated balance sheet.

Repurchase Agreements - We generally consider our repurchase agreements Level 3 liabilities in the fair value hierarchy as such liabilities represent borrowings on collateral with terms specific to each borrower. Given the short to moderate term of the floating-rate facilities, we generally expect the fair value of repurchase agreements to approximate their outstanding principal balances.

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

Income Taxes

The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT under the Code, commencing with its taxable year ending December 31, 2020. As a result of the Company’s expected REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of June 30, 2020, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2020.

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (“JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which updated the effective dates of implementation to align the implementation date for annual and interim financial statements as well as clarify the scope of the guidance in ASU 2016-13. This standard’s effective date is the same as ASU 2016-13.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326. Financial Instruments – Credit Losses, which is intended to clarify the guidance introduced by ASU 2016-13. This standard’s effective date is the same as ASU 2016-13.

In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief for Topic 326. Financial Instruments – Credit Losses, which provides for an option to irrevocably elect the fair-value option for certain financial assets previously measured at amortized cost basis. Other than the Company’s investment in CMBS, the Company does not currently expect to elect the fair-value option for assets expected to be held at amortized cost. This standard’s effective date is the same as ASU 2016-13.

Other Matters

During the second quarter of 2020, immaterial errors were identified on the Q1 2020 consolidated statement of cash flows relating to the consolidation of the Company’s CMBS trusts where the Company is the primary beneficiary.  The correction of these errors would result in an increase of approximately $28.2 million in investing cash inflows with a corresponding increase in financing cash outflows in the March 31, 2020 consolidated statement of cash flows.  Additionally, for the three-month period ended March 31, 2020, the supplemental disclosures of non-cash investing and financing activities omitted non-cash increases in mortgage loans held in VIEs and non-cash increases in bonds payable from consolidated VIEs of approximately $48.0 million related to the consolidation of VIEs resulting from contributions of CMBS B-pieces in connection with the Formation Transaction. These errors have been corrected in the year-to-date cash flow information for 2020.  As a result, the table in Note 2 presenting the contributed assets and liabilities has also been corrected to reflect increases of approximately $48.0 million to both the mortgage loans held in VIEs and bonds payable held in VIEs.  There was no impact to total contributions.  There was also no impact to the Consolidated Balance Sheets, the Consolidated Statement of Operations or the Consolidated Statements of Stockholders’ Equity.  These errors have been corrected in the year-to-date cash flow information for 2020.

3. Loans Held for Investment

The Company’s investments in SFR Loans, mezzanine loans, and preferred equity are accounted for as loans held for investment. The following table summarizes our loans held for investment as of June 30, 2020 (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
June 30, 2020
SFR Loans, held-for-investment	$862,266	$930,340	27	100.00%	4.91%	7.86
Mezzanine loan, held-for-investment	10,750	10,726	2	69.77%	6.95%	2.58
Preferred equity, held-for-investment	28,877	29,045	4	100.00%	8.04%	6.72
	$901,893	$970,111	33	99.64%	5.04%	7.76

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average fixed rate is weighted on current principal balance.
(3)	The weighted-average coupon is weighted on current principal balance.
(4)

The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

For the six months ended June 30, 2020, the loan and preferred equity portfolio activity was as follows (in thousands):

	Held-for-Investment	Total
Balance at December 31, 2019	$—	$—
Contributions from noncontrolling interests in the OP	967,201	967,201
Originations	7,500	7,500
Proceeds from principal repayments	(1,298)	(1,298)
Amortization of loan premium, net (1)	(2,999)	(2,999)
Loan loss provision, net (2)	(293)	(293)
Balance at June 30, 2020	$970,111	$970,111

(1)	Includes net amortization of loan purchase premiums.
(2)	Based on management’s judgment and estimate of credit losses. See Note 2 for additional information.

As of June 30, 2020, there were $68.5 million of unamortized premiums on loans held-for-investment, net on the Consolidated Balance Sheets.

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

June 30, 2020
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	33	970,111	100.00%
4	—	—	—
5	—	—	—
	33	$970,111	100.00%

As of June 30, 2020, all 33 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts:

Geography	June 30, 2020
Georgia	43.28%
Florida	21.90%
Texas	8.49%
Minnesota	5.19%
Alabama	4.13%
New Jersey	2.00%
Maryland	1.90%
North Carolina	1.87%
Mississippi	1.12%
Michigan	1.06%
Oklahoma	1.03%
Tennessee	0.97%
Connecticut	0.92%
Missouri	0.83%
New York	0.71%
Illinois	0.70%
Nebraska	0.64%
Virginia	0.63%
Massachusetts	0.60%
Ohio	0.50%
Indiana	0.49%
South Carolina	0.44%
Pennsylvania	0.25%
Kentucky	0.22%
Arkansas	0.15%
100.00%

Collateral Property Type	June 30, 2020
Single Family Rental	95.61%
Multifamily	4.39%
100.00%

4. Debt

The following table summarizes the Company’s financing arrangements in place as of June 30, 2020:

	June 30, 2020
	Facility						Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity	Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	Apr 2020	60,123	60,123	N/A(5)	2.61%	0.04	184,435	152,281	139,784	8.9
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	787,569	787,569	7/12/2029	2.44%	7.9	862,266	930,340	930,340	7.9
Total/weighted average		$847,692	$847,692		2.45%	7.31	$1,046,701	$1,082,621	$1,070,124	8.03

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	Assets are shown at fair value.
(4)

In April 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.

(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month tenor and are expected to roll monthly.

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans.  The Credit Facility is guaranteed by certain members of the Contribution Group.  The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group as of June 30, 2020.  The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value.  As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020.  Our borrowings under the Credit

Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of June 30, 2020, the outstanding balance on the Credit Facility was $787.6 million.

In connection with our recent CMBS acquisitions and new mezzanine debt investment, we, through our subsidiary partnerships, have borrowed approximately $60.1 million under our repurchase agreements and posted $184.4 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of June 30, 2020.  The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature.  These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

As of June 30, 2020, the outstanding principal balances related to the SFR Loans consisted of the following (dollars in thousands):

		Outstanding
	Investment	Principal
Investment	Date	Balance	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,689	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	9,270	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	4,962	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	9,668	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	6,930	Various	Single-family	Fixed	2.69%	7/1/2028
Senior loan	2/11/2020	5,218	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	11,289	Various	Single-family	Fixed	3.02%	10/1/2028
Senior loan	2/11/2020	5,814	Various	Single-family	Fixed	2.87%	9/1/2023
Senior loan	2/11/2020	7,688	Various	Single-family	Fixed	3.02%	11/1/2028
Senior loan	2/11/2020	46,146	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	8,964	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	36,067	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	5,953	Various	Single-family	Fixed	2.68%	11/1/2028
Senior loan	2/11/2020	13,603	Various	Single-family	Fixed	2.61%	11/1/2023
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	9,532	Various	Single-family	Fixed	3.02%	12/1/2028
Senior loan	2/11/2020	10,004	Various	Single-family	Fixed	2.77%	12/1/2028
Senior loan	2/11/2020	4,915	Various	Single-family	Fixed	2.97%	1/1/2029
Senior loan	2/11/2020	8,442	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,856	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	4,279	Various	Single-family	Fixed	3.06%	2/1/2029
Senior loan	2/11/2020	16,128	Various	Single-family	Fixed	2.91%	2/1/2029
Senior loan	2/11/2020	7,041	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	7,322	Various	Single-family	Fixed	2.80%	2/1/2029
Senior loan	2/11/2020	6,170	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	55,988	Various	Single-family	Fixed	2.70%	3/1/2029
Total		$787,569				2.44%

For the six months ended June 30, 2020, the activity related to the carrying value of the secured financing agreements and master repurchase agreements were as follows (in thousands):

Balances as of December 31, 2019	$—
Assumption of debt	788,764
Principal borrowings	60,123
Principal repayments	(1,195)
Deferred debt financing costs	—
Amortization of deferred financing costs	—
Balances as of June 30, 2020	$847,692

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2020 are as follows (in thousands):

Year	Non-recourse	Total
2020	$(60,123)	$(60,123)
2021	—	—
2022	—	—
2023	(24,379)	(24,379)
2024	(5,856)	(5,856)
Thereafter	(757,334)	(757,334)
	$(847,692)	$(847,692)

(1)	The transactions in place in the master repurchase agreement with Mizuho have a one-month tenor and are expected to roll monthly.

KeyBank Bridge Facility

On February 7, 2020, we, through our subsidiaries, entered into a $95.0 million bridge facility (the “Bridge Facility”) with KeyBank National Association (“KeyBank”) and immediately drew $95.0 million to fund a portion of the Formation Transaction. The Company used proceeds from the IPO to pay down the entirety of the Bridge Facility.

5. CMBS Trusts

As of June 30, 2020, the Company consolidated the CMBS Entities that we determined are VIEs and for which we are the primary beneficiary. The Company elected the fair-value option for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets; recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations; and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company, as operating cash-flows.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	June 30, 2020
Mortgage loans held in variable interest entities, at fair value	$2,835,528
Accrued interest receivable	535

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(2,671,868)
Accrued interest payable	(389)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

For the Six Months Ended June 30, 2020
Net interest earned	$4,595
Unrealized loss	(14,722)
Change in net assets related to consolidated CMBS variable interest entities	$(10,127)

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	June 30, 2020	Collateral Property Type	June 30, 2020
Florida	18.73%	Multifamily	99.51%
Arizona	12.65%	Manufactured Housing	0.49%
Texas	11.26%		100.00%
Georgia	8.34%
California	7.36%
Washington	5.98%
Pennsylvania	5.52%
Nevada	4.15%
Colorado	3.30%
Ohio	2.92%
North Carolina	2.54%
Tennessee	2.43%
Indiana	2.40%
New Jersey	2.06%
Virginia	1.75%
Louisiana	1.74%
Utah	1.54%
New York	1.53%
Kansas	0.93%
Oklahoma	0.93%
Oregon	0.82%
Minnesota	0.29%
Iowa	0.28%
Mississippi	0.21%
Alabama	0.18%
Nebraska	0.16%
	100.00%

6. Preferred Stock

As of June 30, 2020, the Company held one preferred stock investment accounted for as a debt security held to maturity recorded at amortized cost. The preferred stock investment consists of 40,627 shares of preferred stock in Jernigan Capital, Inc., (“JCAP”), a publicly traded REIT that provides capital to private developers as well as owners and operators of self-storage facilities. The preferred stock pays a fixed quarterly cash dividend of 7% in addition to a quarterly stock dividend of $2.125 million payable on a pro rata basis to the holders of the preferred stock for the first three quarters of 2020 and for the first fiscal quarter of 2021.  For the last fiscal quarter of 2020 and for the second fiscal quarter of 2021, the stock dividend varies based on the underlying company’s incremental book value and past aggregate dividends among other things, but will be no less than $2.125 million on a pro rata basis to the holders of the preferred stock.

The following table presents the preferred stock investments as of June 30, 2020 (in thousands, except share amounts):

	Investment
Investment	Date	Shares	Carrying Value (1)	Property Type	Interest Rate (2)	Maturity Date
Preferred Stock
Jernigan Capital	2/11/2020	40,627	$40,947	Self-storage	7.00%	12/31/2021

(1)	Carrying value includes an unamortized purchase premium of approximately $0.3 million.
(2)	Represents the 7% cash dividend and excludes the effect of the quarterly stock dividend.

The following table presents activity related to the Company’s preferred stock (in thousands):

For the Six Months Ended June 30, 2020
Dividend income	$2,332
Amortization of premium on preferred stock investment	(80)
$2,252

7. CMBS Structured Pass Through Certificates

As of June 30, 2020, the Company held three CMBS I/O Strips at fair value. These CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass through certificates with underlying portfolios of fixed-rate mortgage loans secured by stabilized multifamily properties.

The following table presents the CMBS I/O Strips as of June 30, 2020 (in thousands):

	Investment
Investment	Date	Carrying Value	Property Type	Interest Rate	Current Yield	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	4/15/2020	$936	Multifamily	3.52%	12.58%	1/25/2037
CMBS I/O Strip	4/15/2020	859	Multifamily	3.03%	13.19%	12/25/2037
CMBS I/O Strip	5/18/2020	2,573	Multifamily	2.09%	14.89%	9/25/2046
Total		$4,368

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

For the Six Months Ended June 30, 2020
Interest income	$80
Change in unrealized gain on CMBS structured pass through certificates	301
$381

8. Fair Value of Financial Instruments

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

See Note 5 and Note 7 for additional information.

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

Amounts borrowed under master repurchase agreements are based on their contractual amounts which reasonably approximate their fair value given the short to moderate term and floating rate nature.

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of June 30, 2020 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$966	$966	$—	$—	$966
Loans, held-for-investment, net	39,771	—	—	42,260	42,260
Preferred stock	40,947	—	—	40,957	40,957
Mortgage loans, held-for-investment, net	930,340	—	—	918,808	918,808
Accrued interest and dividends	6,220	6,220	—	—	6,220
Mortgage loans held in variable interest entities, at fair value	2,835,528	—	2,835,528	—	2,835,528
CMBS structured pass through certificates, at fair value	4,368	—	4,368	—	—
Other assets	1,118	1,118	—	—	1,118
	$3,859,258	$8,304	$2,839,896	$1,002,025	$3,845,857

Liabilities
Secured financing agreements, net	$787,569	$—	$—	$814,391	$814,391
Master repurchase agreements	60,123	—	—	60,123	60,123
Accounts payable and other accrued liabilities	1,249	1,249	—	—	1,249
Accrued interest payable	768	768	—	—	768
Bonds payable held in variable interest entities, at fair value	2,671,868	—	2,671,868	—	2,671,868
	$3,521,577	$2,017	$2,671,868	$874,514	$3,548,399

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 11). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value.  At June 30, 2020, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets.

9. Stockholders’ Equity

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

As of June 30, 2020, the Company had 5,350,000 shares of common stock, par value $0.01 per share, issued and 5,262,534 shares of common stock, par value $0.01 per share, outstanding.

Share Repurchase Program

On March 9, 2020, the Board authorized the Company to repurchase up to $10.0 million of its common stock, par value $0.01 per share, during a two-year period that is set to expire on March 9, 2022 (the “Share Repurchase Program”). The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time.  As of June 30, 2020, the Company had repurchased 87,466 shares of its common stock, par value $0.01 per share, at a total cost of approximately $1.3 million, or $15.30 per share.  The 87,466 shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period.

Long Term Incentive Plan

On January 31, 2020, the Company’s sole stockholder approved a long-term incentive plan (the “2020 LTIP”) and the Company filed a registration statement on Form S-8 registering 1,319,734 shares of common stock, par value $0.01 per share, which the Company may issue pursuant to the 2020 LTIP. The 2020 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors and on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2020:

	2020
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding January 1, 2020	—	$—
Granted	289,013	12.11
Vested	—	—
Forfeited	—	—
Outstanding June 30, 2020	289,013	$12.11

Dividends

Our Board declared our second quarterly dividend of 2020 of $0.40 per share, on May 4, 2020, which was paid on June 30, 2020.

10. Earnings (Loss) Per Share

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income (loss) attributable to redeemable noncontrolling interests in the OP in the accompanying Consolidated Statements of Operations. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings (loss) per share. See Note 11 for additional information.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2020
Numerator for earnings (loss) per share:
Net income (loss)	$19,273	$(3,595)
Net income (loss) attributable to redeemable noncontrolling interests	14,003	(2,512)
Net income (loss) attributable to common stockholders	$5,270	$(1,083)

Denominator for earnings (loss) per share:
Weighted-average common shares outstanding	5,263	5,248
Denominator for basic earnings (loss) per share	5,263	5,248
Weighted-average unvested restricted stock units	30	—
Denominator for diluted earnings per share (1)	5,292	5,248

Earnings (loss) per weighted average common share:
Basic	$1.00	$(0.21)
Diluted	$1.00	$(0.21)

(1)	If the Company sustains a net loss for a period presented, unvested restricted stock units are not included in the diluted earnings per share calculation.

11. Noncontrolling Interests

Redeemable Noncontrolling Interests in the Subsidiary Operating Partnerships

In connection with the Formation Transaction, the Contribution Group contributed assets to SPEs owned by subsidiary partnerships of the Company in exchange for Sub OP Units. Net income (loss) is allocated to holders of Sub OP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of Sub OP Units outstanding to total common shares plus Sub OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to Sub OP Units in accordance with the terms of the partnership agreement of the Sub OPs. Each time the Sub OPs distribute cash, limited partners of the Sub OPs receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the Sub OPs have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the Sub OPs.

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

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of June 30, 2020, the Company is the majority limited partner in the OP.  Net income (loss) is allocated to holders of OP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

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

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Sub OPs) for the six months ended June 30, 2020 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2019	$—
Contributions from redeemable noncontrolling interests in the OP	261,929
Net loss attributable to redeemable noncontrolling interests in the OP	(2,512)
Distributions to redeemable noncontrolling interests in the OP	(8,033)
Redeemable noncontrolling interests in the OP, June 30, 2020	$251,384

12. Related Party Transactions

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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations, and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2020, the Company reimbursed the Manager for approximately $0.1 million of Offering Expenses that were paid on the Company’s behalf.

The Initial Portfolio was acquired from the Contribution Group, which consisted of affiliates of our Sponsor, pursuant to a contribution agreement with the Contribution Group through which the Contribution Group contributed their interest in the Initial Portfolio to SPEs owned by subsidiary partnerships of the Company in exchange for Sub OP Units (see Notes 1 and 2 for more information).  The Contribution Group owns the noncontrolling interests in the Sub OPs (see Note 11 for more information).

Connections at Buffalo Pointe Contribution

On May 29, 2020, we and the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager, (the “BP Contributors”), whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334.09 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the Sub OP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 93% occupancy as of June 30, 2020. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has an LTV of 84% and a maturity date of May 1, 2030.

Pursuant to the OP’s limited partnership agreement and the Buffalo Pointe Contribution Agreement, the BP Contributors have the right to cause our OP to redeem their OP Units for cash or, at our election, shares of our common stock on a one-for-one basis, subject to adjustment, as provided and subject to the limitations in our OP’s limited partnership agreement, provided the OP Units have been outstanding for at least one year and our stockholders have approved the issuance of shares of common stock to the BP Contributors.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments.  For the six months ended June 30, 2020, operating expenses did not exceed the Expense Cap.

For the six months ended June 30, 2020, the Company incurred management fees of $0.5 million.

13. Subsequent Events

Series A Preferred Stock Offering

On July 24, 2020, the Company issued 2,000,000 shares of its 8.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price to the public of $24.00 per share, for gross proceeds of $48.0 million before deducting underwriting discounts and commissions and other estimated offering expenses.  In addition, the underwriters have been granted a 30-day option to purchase up to an additional 300,000 shares of the Series A Preferred Stock at the public offering price, less underwriting discounts and commissions.  The Series A Preferred Stock has a $25.00 per share liquidation preference.

In connection with the Series A Preferred Stock offering, one of the Sub OPs purchased 455,000 shares of the Series A Preferred Stock at the public offering price of $24.00 per share.  On August 4, 2020, prior to settlement of the purchase, the underwriter sold 100,000 shares of the Series A Preferred Stock at a price of $23.50 per share to an unaffiliated third-party investor as part of the primary offering.  The Company reimbursed the underwriter for the differential between the $24.00 per share issue price and the $23.50 per share price paid by the third-party investor.

Asset Purchases

The Company made the following purchases subsequent to June 30, 2020:

Securitization	Purchase Date	Tranche	Outstanding Face Amount	Cost (% of Par Value)	Underlying Loan Count	Interest Rate Type
FREMF 2020-KF81	7/30/2020	Class C	$67,165,464	100.0%	42	Floating Rate
FREMF 2020-K113	8/6/2020	Class D	108,643,404	33.3%	62	Zero Coupon
FREMF 2020-K113	8/6/2020	X2A	1,180,587,000	0.8%	N/A	Interest Only
FREMF 2020-K113	8/6/2020	X2B	267,986,404	0.7%	N/A	Interest Only
FREMF 2020-K113	8/6/2020	X3	108,643,404	23.1%	N/A	Interest Only
			$1,733,025,676		104

The Company owns 100% of the most subordinate tranche of the Freddie Mac KF-81 and K113 trusts, which include the controlling class, and has the ability to remove and replace the special servicers.  As such, it is expected that these CMBS trusts will be consolidated by the Company.

Financing

On July 30, 2020, the Company entered into an unsecured loan agreement (the “Credit Agreement”) with Raymond James Bank, N.A., as the lender (the “Lender”), providing for a loan in the aggregate principal amount of $86.1 million (the “Credit Facility”).  The Credit Facility is structured in two tranches as follows: (i) the first tranche of $21.1 million was made available on July 30, 2020 and (ii) the second tranche of $65.0 million was made available on August 5, 2020.  On August 5, 2020, the first tranche of $21.1 million was repaid in full.  On August 7, 2020, a payment of $55.0 million was made towards the $65.0 million outstanding under the second tranche.  Each draw under the Credit Facility matures ten days after funding.  The Credit Facility bears interest at a rate of one-month LIBOR plus 2.00% for the first ten days of any draw period, after which the Lender can, in its sole discretion, extend the Credit Facility at a rate of one-month LIBOR plus 4.00% unless the securities required by the Credit Agreement are delivered and taken as collateral, in which case the rate shall stay at one-month LIBOR plus 2.00%.

On July 30, 2020, the Company’s subsidiary NREF OP IV, L.P. (“NREF OP IV”) entered into subscription agreements with certain entities affiliated with the Manager (the “Manager Affiliates”), which are majority owners of NREF OP IV, for 359,000 Sub OP Units in NREF OP IV for total consideration of approximately $6.6 million. On August 4, 2020, NREF OP IV entered into additional subscription agreements with the Manager Affiliates for 267,320 Sub OP Units in NREF OP IV for total consideration of approximately $4.9 million. The total number of Sub OP Units issued was calculated by dividing the total consideration by the combined book value of the Company’s common stock and the Sub OP Units, on a per share or unit basis, as of the end of the second quarter, or $18.33 per Sub OP Unit.

On August 5, 2020, the Company borrowed approximately $36.9 million through a repurchase agreement.  Approximately $67.2 million par value of the Company’s CMBS B-Piece investments were posted as collateral.  The loan bears interest at a rate of 2.6% over one-month LIBOR.

On August 7, 2020, the Company borrowed approximately $42.8 million through a repurchase agreement.  Approximately $108.6 million par value of the Company’s CMBS B-Piece investments and $1.6 billion notional value of the Company’s CMBS I/O Strips were posted as collateral.  The loan bears interest at a rate of 2.5% over one-month LIBOR.

Equity Financing

On August 3, 2020, a subsidiary of the OP (“REIT Sub”) entered into an equity commitment letter (the “Equity Commitment Letter”) in connection with a proposed transaction (the “Proposed Transaction”) involving affiliates of the Manager (the “Consortium”). Pursuant to the Equity Commitment Letter, REIT Sub has committed to provide an aggregate equity contribution of approximately $227.0 million (the “Equity Commitment”) to finance the Proposed Transaction, subject to certain reductions for any additional third-party equity or debt financing. The Company is neither a party to the Equity Commitment Letter nor guaranteeing the obligations of REIT Sub under the Equity Commitment Letter.

The obligation of REIT Sub to fund the Equity Commitment will terminate automatically and immediately upon the earliest to occur of (a) the valid termination of the agreement and plan of merger (the “Merger Agreement”) related to the Proposed Transaction in accordance with its terms, (b) the closing of the Proposed Transaction or (c) the target company or any of its affiliates or representatives asserting any claim, subject to certain exceptions, against the Consortium or any of its affiliates or representatives in connection with the Equity Commitment Letter, the Merger Agreement or any of the transactions contemplated by the Equity Commitment Letter or the Merger Agreement

Mezzanine Loan Repayment

On August 5, 2020, the Company executed a payoff letter with the borrower of a $3.3 million mezzanine loan.  The outstanding principal balance of $3.3 million, accrued interest of $0.5 million and an exit fee of $32,500 was paid to the Company on August 7, 2020 per the terms of the letter.

Dividends Declared

On July 27, 2020, the Board declared a quarterly dividend of $0.40 per share, payable on September 30, 2020 to common stockholders of record on September 15, 2020.

Management Agreement

On July 17, 2020, in connection with the Series A Preferred Stock offering, the Management Agreement was amended to update the definition of “Equity” to include the net proceeds received by the Company from all issuances of the Company’s equity securities, including the Series A Preferred Stock, in and after the IPO, and exclude all amounts the Company or any of its subsidiaries have paid to repurchase for cash shares of the Company’s equity securities from and after the IPO to the end of the most recently completed calendar quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-11, as amended (Registration No. 333-235698), filed with the SEC on February 4, 2020, under Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity and preferred stock, as well as multifamily CMBS securitizations. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas. In addition, we target lending or investing in properties that are stabilized or have a light-transitional business plan.

Our investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We seek to employ a flexible and relative-value focused investment strategy and expect to re-allocate capital periodically among our target investment classes. We believe this flexibility will enable us to efficiently manage risk and deliver attractive risk-adjusted returns under a variety of market conditions and economic cycles.

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of June 30, 2020 approximately $9.9 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $13.3 billion of loans and debt or credit related investments as of June 30, 2020 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We intend to elect to be treated as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act of 1940.

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

The following table presents the components of net interest income for the three and six months ended June 30, 2020 (dollars in thousands):

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$8,790	$932,776	3.77%	$14,889	$932,776	3.86%
Mezzanine loan	227	6,972	13.02%	308	6,972	10.68%
Preferred equity	699	24,054	11.62%	1,105	24,054	11.10%
CMBS structured pass through certificates, at fair value	105	4,368	9.62%	105	2,184	11.62%
Total interest income	$9,821	$968,170	4.06%	$16,407	$965,986	4.11%
Interest expense
Repurchase agreements	(309)	(56,323)	2.19%	(309)	(33,794)	2.21%
Long-term seller financing	(4,907)	(788,554)	2.49%	(8,238)	(818,228)	2.43%
Total interest expense	$(5,216)	$(844,877)	2.47%	$(8,547)	$(852,022)	2.42%
Net interest income (3)	$4,605			$7,860
(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.

(2)	Yield calculated on an annualized basis.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

Other Income (Loss)

Realized losses. Realized losses relate to the difference between par and amortized cost on SFR Loan principal payments.

Change in net assets related to consolidated CMBS variable interest entities.  Includes unrealized gain (loss) based on changes in the fair value of the assets and liabilities of the CMBS trusts and net interest earned on the consolidated CMBS trusts.  See Note 5 for additional information.

Loan loss provision, net.  Loan loss provision, net represents the change in our allowance for loan losses. See Note 2 for additional information.

Dividend Income.  Dividend income represents the 7% cash interest earned on our Preferred Stock investment as well as the quarterly stock dividend as discussed in Note 6.

Operating Expenses

General and administrative expenses. General and administrative (“G&A”) expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor-relations costs and payments of reimbursements to our Manager. The Manager will be reimbursed for expenses it incurs on behalf of the Company. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, except that we may grant equity awards to our officers under the 2020 LTIP. Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value determined in accordance with GAAP, for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate related investments. To the extent total corporate G&A expenses would otherwise exceed 2.5% of equity book value, our Manager will waive all or a portion of its Annual Fee to keep our total corporate G&A expenses at or below 2.5% of equity book value.

Loan servicing fees. We pay various service providers fees for loan servicing of our SFR Loans and consolidated CMBS trusts. We classify the expenses related to the administration of the SFR Loans as servicing fees while the fees associated with the CMBS trusts are included as a component of the change in net assets related to consolidated CMBS VIEs.

Management fees. Management fees include fees paid to our Manager pursuant to the Management Agreement.

Results of Operations for the Three and Six Months Ended June 30, 2020

The three months ended June 30, 2020

The following table sets forth a summary of our operating results for the three months ended June 30, 2020 (in thousands):

For the Three Months Ended June 30,
2020
Net interest income	$4,605
Other income	17,057
Operating expenses	2,389
Net income	19,273
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	14,003
Net income attributable to common stockholders	$5,270

We commenced operations on February 11, 2020 and, therefore, have no period to compare results for the three months ended June 30, 2020. Our net income for the three months ended June 30, 2020 was approximately $5.3 million. We earned approximately $4.6 million in net interest income, $17.1 million in other income, incurred operating expenses of $2.4 million and allocated $14.0 million of income to redeemable noncontrolling interest in the OP for the three months ended June 30, 2020.

Revenues

Net interest income. Net interest income was $4.6 million for the three months ended June 30, 2020.

Other income. Other income was $17.1 million for the three months ended June 30, 2020. This was primarily due to the gain on change in net assets related to consolidated CMBS VIEs of $15.0 million and dividend income of $1.8 million.

Expenses

General and administrative expenses. G&A expenses were $0.8 million for the three months ended June 30, 2020.

Loan servicing fees. Loan servicing fees were $1.2 million for the three months ended June 30, 2020.

Management fees. Management fees were $0.4 million for the three months ended June 30, 2020.

The six months ended June 30, 2020

The following table sets forth a summary of our operating results for the six months ended June 30, 2020 (in thousands):

For the Six Months Ended June 30,
2020
Net interest income	$7,860
Other (loss)	(7,867)
Operating expenses	3,588
Net (loss)	(3,595)
Net (loss) attributable to redeemable noncontrolling interests in the Operating Partnership	(2,512)
Net (loss) attributable to common stockholders	$(1,083)

Our net loss for the six months ended June 30, 2020 was approximately $1.1 million. We earned approximately $7.9 million in net interest income, incurred $7.9 million in other loss, incurred operating expenses of $3.6 million and allocated $2.5 million of loss to redeemable noncontrolling interests in the OP for the six months ended June 30, 2020.

Revenues

Net interest income. Net interest income was $7.9 million for the six months ended June 30, 2020.

Other income (loss). Other income (loss) was a $7.9 million loss for the six months ended June 30, 2020. This was primarily due to the loss on change in net assets related to consolidated CMBS VIEs of $10.1 million, partially offset by dividend income of $2.3 million.

Expenses

General and administrative expenses. G&A expenses were $1.2 million for the six months ended June 30, 2020.

Loan servicing fees. Loan servicing fees were $1.8 million for the six months ended June 30, 2020.

Management fees. Management fees were $0.5 million for the six months ended June 30, 2020.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2020
Net income (loss) attributable to common stockholders	$5,270	$(1,083)
Weighted-average number of shares of common stock outstanding
Basic	5,263	5,248
Diluted	5,292	5,248
Net income (loss) per share, basic	1.00	(0.21)
Net income (loss) per share, diluted	1.00	(0.21)
Dividends declared per share	$0.4000	$0.6198

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

We also use Core Earnings as a component of the management fee paid to our Manager. As consideration for the Manager’s services, we will pay our Manager an annual management fee of 1.5% of Equity, paid monthly, in cash or shares of our common stock at the election of our Manager. “Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to our IPO, plus (2) the net proceeds received from all issuances of our common stock in and after the IPO, plus (3) our cumulative Core Earnings from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to our stockholders from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that we have paid to repurchase our common stock from and after the IPO to the end of the most recently completed calendar quarter. In our calculation of Equity, we will adjust our calculation of Core Earnings to (i) remove the compensation expense relating to awards granted under one or more of our long-term incentive plans that is added back in our calculation of Core Earnings and (ii) adjust net income (loss) attributable to common stockholders for (x) one-time events pursuant to changes in GAAP and (y) certain material non-cash income or expense items, in each case of (x) and (y) after discussions between the Manager and independent directors of our Board and approved by a majority of the independent directors of our Board. Additionally, for the avoidance of doubt, Equity will not include the assets contributed to us in the Formation Transaction.

The following table provides a reconciliation of Core Earnings to GAAP net income (loss) attributable to common stockholders (in thousands, except per share amount):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2020
Net income (loss) attributable to common stockholders	$5,270	$(1,083)
Adjustments
Amortization of stock-based compensation	39	39
Loan loss provision, net	23	81
Unrealized (gains) or losses	(3,387)	4,029
Core Earnings	$1,944	$3,066

Weighted-average common shares outstanding - basic	5,263	5,248
Weighted-average common shares outstanding - diluted	5,292	5,248

Core Earnings per Diluted Weighted-Average Share	$0.37	$0.58

Book Value per Share

The following table calculates our book value per share (in thousands, except per share data):

June 30, 2020
Stockholders' equity	$86,297
Shares of common stock outstanding at period end	5,262,534
Book value per share of common stock	$16.40

Book value per share as of June 30, 2020, includes the impact of $10.1 million, or $0.51 per common share, of unrealized losses from our CMBS VIEs and the impact of $2.9 million, or $0.55 per common share, of offering costs associated with the IPO.

Due to the large noncontrolling interest in the Sub OPs (see Note 11, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

June 30, 2020
Stockholders' equity	$86,297
Redeemable noncontrolling interests in the Operating Partnership	251,384
Total equity	$337,681

Redeemable Sub OP units at period end	13,160,803
Shares of common stock outstanding at period end	5,262,534
Combined shares of common stock and redeemable Sub OP units	$18,423,337
Combined book value per share	$18.33

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, a mezzanine loan, preferred equity investments, and a preferred stock investment with a combined unpaid principal balance of $1.2 billion at June 30, 2020 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of June 30, 2020 (dollars in thousands):

			Current						Remaining
		Investment	Principal						Term (3)
	Investment (1)	Date	Amount		Net Equity (2)	Location	Property Type	Coupon	(years)
	SFR Loans
1	Senior loan	2/11/2020	$508,700		$84,661	Various	Single-family	4.65%	8.18
2	Senior loan	2/11/2020	10,650		1,708	Various	Single-family	5.35%	7.59
3	Senior loan	2/11/2020	5,614		887	Various	Single-family	5.33%	3.09
4	Senior loan	2/11/2020	10,590		1,754	Various	Single-family	5.30%	8.18
5	Senior loan	2/11/2020	7,619		1,264	Various	Single-family	5.08%	8.01
6	Senior loan	2/11/2020	5,679		948	Various	Single-family	5.24%	8.26
7	Senior loan	2/11/2020	12,332		2,053	Various	Single-family	5.54%	8.26
8	Senior loan	2/11/2020	6,577		1,042	Various	Single-family	5.79%	3.17
9	Senior loan	2/11/2020	8,283		1,397	Various	Single-family	5.85%	8.35
10	Senior loan	2/11/2020	51,362		8,354	Various	Single-family	4.74%	5.26
11	Senior loan	2/11/2020	9,666		1,626	Various	Single-family	6.10%	8.26
12	Senior loan	2/11/2020	38,399		6,497	Various	Single-family	5.55%	8.35
13	Senior loan	2/11/2020	6,378		1,075	Various	Single-family	5.47%	8.35
14	Senior loan	2/11/2020	15,300		2,434	Various	Single-family	5.46%	3.34
15	Senior loan	2/11/2020	5,760		968	Various	Single-family	5.99%	8.43
16	Senior loan	2/11/2020	10,251		1,732	Various	Single-family	5.72%	8.43
17	Senior loan	2/11/2020	10,670		1,803	Various	Single-family	5.60%	8.43
18	Senior loan	2/11/2020	5,374		894	Various	Single-family	5.46%	8.51
19	Senior loan	2/11/2020	9,256		1,546	Various	Single-family	5.88%	8.51
20	Senior loan	2/11/2020	6,702		1,064	Various	Single-family	4.83%	3.59
21	Senior loan	2/11/2020	4,736		782	Various	Single-family	5.35%	8.60
22	Senior loan	2/11/2020	17,328		2,924	Various	Single-family	5.61%	8.60
23	Senior loan	2/11/2020	7,770		1,287	Various	Single-family	5.34%	8.60
24	Senior loan	2/11/2020	7,896		1,331	Various	Single-family	5.47%	8.60
25	Senior loan	2/11/2020	6,829		1,126	Various	Single-family	5.46%	8.67
26	Senior loan	2/11/2020	10,523		1,696	Various	Single-family	4.72%	5.67
27	Senior loan	2/11/2020	62,023		10,211	Various	Single-family	4.95%	8.67
	Total		862,266		143,063			4.91%	7.86

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020	75,205	(4)	65,428	Various	Multifamily	6.33%	5.66
2	CMBS B-Piece	2/11/2020	56,387	(4)	50,748	Various	Multifamily	6.33%	6.41
3	CMBS B-Piece	4/23/2020	81,999	(4)	47,484	Various	Multifamily	3.62%	9.66
	Total		213,592		163,660			5.29%	7.39

	CMBS I/O Strips
1	CMBS I/O Strip	4/15/2020	3,088	(5)	936	Various	Multifamily	3.52%	16.58
2	CMBS I/O Strip	4/15/2020	3,214	(5)	859	Various	Multifamily	3.03%	17.50
3	CMBS I/O Strip	5/18/2020	17,590	(5)	2,573	Various	Multifamily	2.09%	26.25
	Total		23,892		4,368			2.40%	23.83

	Mezzanine Loan
1	Mezzanine	2/11/2020	3,250		3,226	Charleston, SC	Multifamily	12.25%	1.59
2	Mezzanine	6/12/2020	7,500		7,500	Houston, TX	Multifamily	6.50%	3.00
			10,750		10,726			8.24%	2.58
	Preferred Equity
1	Preferred Equity	2/11/2020	5,056		5,291	Jackson, MS	Multifamily	12.50%	7.42
2	Preferred Equity	2/11/2020	3,821		3,977	Corpus Christi, TX	Multifamily	15.25%	2.09
3	Preferred Equity	2/11/2020	10,000		9,776	Columbus, GA	Multifamily	11.50%	5.01
4	Preferred Equity	5/29/2020	10,000		10,000	Houston, TX	Multifamily	6.50%	9.84
	Total		28,877		29,045			10.44%	6.72

	Preferred Stock
1	Preferred Stock	2/11/2020	40,627	(6)	40,947	N/A	N/A	7.00%	N/A
(1)

Our total portfolio represents the current principal amount of the consolidated SFR Loans, the mezzanine loan, preferred equity, CMBS I/O Strips and preferred stock, as well as the net equity of our CMBS B-Piece investments.

(2)	Net equity represents the carrying value less borrowings.

(3)

The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

(4)	The CMBS B-Pieces are shown on an unconsolidated basis reflecting the value of our investments.
(5)

The number shown represents the notional value on which interest is calculated for the CMBS I/O Strips.  CMBS I/O Strips receive no principal payments and the notional value decreases as the underlying loans are paid off.

(6)	Preferred stock consists of JCAP preferred stock.

The following table details overall statistics for our portfolio as of June 30, 2020 (dollars in thousands):

	Total	Floating Rate	Fixed Rate
	Portfolio	Investments	Investments
Number of investments	40	3	37
Principal balance	$1,180,004	$134,843	$1,045,161
Carrying value	$1,179,381	$119,403	$1,059,978
Weighted-average cash coupon	5.10%	6.37%	4.93%
Weighted-average all-in yield	4.54%	8.59%	4.08%

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

Freddie Mac Credit Facility

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction.  As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020.  Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 4). As of June 30, 2020, the outstanding balance on the Credit Facility was $787.6 million.

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

We contributed the net proceeds from the IPO to our OP in exchange for OP Units and our OP contributed the net proceeds from the IPO to our Sub OPs for Sub OP Units. Our Sub OPs used the net proceeds from the IPO to repay the amount outstanding under the $95 million Bridge Facility, consistent with our investment strategy and guidelines.

Preferred Stock Offering

As discussed in Note 13, on July 17, 2020, the Company issued 2,000,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price to the public of $24.00 per share, for gross proceeds of $48.0 million before deducting underwriting discounts and commissions and other estimated offering expenses.  In addition, the underwriters have been granted a 30-day option to purchase up to an additional 300,000 shares of the Series A Preferred Stock at the public offering price, less underwriting discounts and commissions.  The Series A Preferred Stock has a $25.00 per share liquidation preference.

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

As discussed in Note 13, in connection with our recent CMBS acquisitions and new mezzanine debt investment, we, through our subsidiary partnerships, have borrowed approximately $60.1 million under our repurchase agreements and posted $184.4 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral.  The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature.  These assets are restricted solely to satisfy the interest and principal balances owed to the lender. Refer to Note 13 for additional disclosures on repurchase agreements subsequent to June 30, 2020.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of equity and debt securities and contributions from existing holders of the OP or Sub OPs.  As discussed in Note 13, NREF OP IV entered into subscription agreements with the Manager Affiliates in late July and early August for 626,320 Sub OP Units in NREF OP IV for total consideration of approximately $11.5 million.  In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of June 30, 2020, our cash and cash equivalents were $1.0 million.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2020.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (in thousands):

For the Six Months Ended June 30,
2020
Net cash provided by operating activities	$11,909
Net cash (used) in investing activities	(21,377)
Net cash provided by financing activities	10,434
Net increase in cash, cash equivalents and restricted cash	966
Cash, cash equivalents and restricted cash, beginning of period	-
Cash, cash equivalents and restricted cash, end of period	$966

Cash flows from operating activities. During the six months ended June 30, 2020, net cash provided by operating activities was $11.9 million. This was primarily due to the interest income generated by our investments.

Cash flows from investing activities. During the six months ended June 30, 2020, net cash used in investing activities was $21.4 million. This was primarily driven by purchases of mortgage loans held in VIEs and purchases of loans held-for-investment.

Cash flows from financing activities. During the six months ended June 30, 2020, net cash provided by financing activities was $10.4 million. This was primarily driven by payment of the Bridge Facility of $95.0 million, and offset by borrowings under secured repurchase agreements of $60.1 million and net proceeds from the IPO of approximately $91.9 million.

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

Income Taxes

We intend to elect to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ending December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2020.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2020.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2020 of $0.40 per share on May 4, 2020, which was paid on June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Allowance for Loan Losses

The Company, with the assistance of an independent valuations firm, performs a quarterly evaluation of loans classified as held for investment for impairment on a loan by loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If we deem that it is probable that we will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If we consider a loan to be impaired, we will establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. For non-impaired loans with no specific allowance the Company determines an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represents management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considers quantitative factors likely to cause estimated credit losses including default rate and loss severity rates. The Company also evaluates qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets.  Increases to (or reversals of) the allowance for loan loss are included in “Loan loss provision, net” on the accompanying Consolidated Statements of Operations.

Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Income Recognition

Loans held-for-investment, available-for-sale securities, CMBS I/O Strips, mortgage loans from the consolidated CMBS entities and debt securities held-to-maturity where the Company expects to collect the contractual interest and principal payments are considered to be performing loans. The Company recognizes income on performing loans in accordance with the terms of the loan on an accrual basis. Interest income also includes amortization of loan premiums or discounts and loan origination costs.  We consider loans to be past due when a monthly payment is due and unpaid for 60 days or more.  Loans will be placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when they become 120 days or more past due unless the loan is both well secured and in the process of collection.  Accrual of interest on individual loans is discontinued when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Our policy is to stop accruing interest when a loan’s delinquency exceeds 120 days. All interest accrued but not collected for loans that are placed on nonaccrual status or subsequently charged-off are reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status.

Formation Transaction

The Company commenced operations on February 11, 2020 upon the closing of its IPO. Prior to the closing of the IPO, the Company engaged in the Formation Transaction through which it acquired the Initial Portfolio consisting of SFR Loans, CMBS B-Pieces, mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes.  The Initial Portfolio was acquired from the Contribution Group pursuant to a contribution agreement through which the Contribution Group contributed their interest in the Initial Portfolio to SPEs owned by subsidiary partnerships of the Company in exchange for Sub OP Units. The assets and liabilities constituting the Initial Portfolio were contributed at fair value using a cutoff date of January 31, 2020.  The mezzanine loan, preferred stock and preferred equity investments were valued using a discounted cash flow model using discount rates negotiated with the Contribution Group.  A third-party valuation firm was utilized to value the SFR Loans using the income approach in accordance with ASC Topic 820.  The income approach utilizes a discounted cash flow method to present value the expected future cash flows.  The future cash flows were projected based on the terms of the loans including interest rates, current balances and servicing fees.  The future cash flows depend substantially on various other assumptions such as prepayment rates, prepayment charges, default rates, expected loss given default (severity), and other inputs.  The Credit Facility contributed along with the SFR Loans was also valued using the income approach as previously described.  The equity and financial liabilities of the consolidated CMBS B-Pieces were valued using broker quotes (see Note 2 for more information on our valuation methodologies).  The Bridge Facility was originated shortly before the closing of the IPO and was contributed at its carrying value which approximated fair value.  The fair values of the contributed cash and accrued interest and dividends approximated their carrying values because of the short-term nature of these instruments.  The fair values of the contributed assets described above were agreed upon by the Contribution Group and used to determine the number of Sub OP Units issued.  Any purchase premiums or discounts are amortized over the expected life of the investment.

The following table shows the par values, fair values and purchase premiums (discounts) of the Initial Portfolio as February 11, 2020, the closing date of the IPO:

	Par value	Fair Value	Premium (Discount)
Assets
Cash	$302	$302	$—
Loans, held-for-investment, net	22,127	22,282	155
Preferred stock	40,000	40,400	400
Mortgage loans, held-for-investment, net	863,564	934,918	71,354
Accrued interest and dividends	3,616	3,616	—
Mortgage loans held in variable interest entities, at fair value	1,790,228	1,790,135	(93)
	$2,719,837	$2,791,653	$71,816

Liabilities
Credit facility	$788,764	$788,764	$—
Bridge facility	95,000	95,000	—
Bonds payable held in variable interest entities, at fair value	1,655,960	1,655,960	—
	$2,539,724	$2,539,724	$—

Total contributions	$180,113	$251,929	$71,816

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

REIT Tax Election

We intend to elect to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2020. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

Credit Yield Risk

Credit yields measure the return demanded on financial instruments by the lending market based on their risk of default. Increasing supply of credit-sensitive financial instruments and reduced demand will generally cause the market to require a higher yield on such financial instruments, resulting in a lower price for the financial instruments we hold.

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

The following table shows the sensitivity of net interest income to 1/8th percent increases in interest rates for the Company’s floating rate assets and liabilities as of June 30, 2020:

Change in Interest Rates	Annual change to net interest income
0.125%	$93,400
0.250%	186,800
0.375%	280,200
0.500%	373,600

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

Financing Risk

We may finance our target assets with borrowed funds under repurchase agreements and other credit facilities. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11, as amended (Registration No. 333-235698), filed with the SEC on February 4, 2020:

The current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has evolved rapidly and, as cases of COVID-19 were identified in additional countries, many countries, including the United States, reacted by instituting quarantines, mandating business and school closures and restricting travel.

As a result of the recent spike in COVID-19 cases in the United States, certain states and cities have reinstituted quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We expect that additional states and cities will implement similar restrictions if the current trend continues and cannot predict when such restrictions will expire. As a result, the COVID-19 pandemic has negatively impacted, and will likely continue to negatively impact, almost every industry directly or indirectly, which may adversely impact our performance or the value of underlying real estate collateral relating to our investments, increase the default risk applicable to borrowers and make it relatively more difficult for us to generate attractive risk-adjusted returns.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. Currently, many of our Manager’s employees are working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting. In addition, as of June 30, 2020, there have been two forbearance requests approved in our CMBS B-Piece portfolio, representing 1.7% of our unpaid principal balance outstanding. There have also been nine forbearance requests approved in our SFR loan book, representing 2.84% of our consolidated unpaid principal balance outstanding.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Registration Statement on Form S-11, as amended (Registration No. 333-235698), filed with the SEC on February 4, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On March 9, 2020, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million during a two-year period that is set to expire on March 9, 2022. Since inception, we have repurchased 87,466 shares of common stock, par value $0.01 per share, at a total cost of approximately $1.3 million, or $15.30 per share as shown in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Balance	87,466	$15.30	87,466	$8.7
April 1 – April 30	—	—	—	8.7
May 1 – May 31	—	—	—	8.7
June 1 – June 30	—	—	—	8.7
Balance as of June 30, 2020	87,466	$15.30	87,466	$8.7

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020).

10.2†	Form of Restricted Stock Units Agreement (Officers) (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020).

10.3

Buffalo Pointe Contribution Agreement, dated May 29, 2020, by and among the Company, the OP and the Buffalo Pointe Contributors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.4

Amended and Restated Limited Liability Company Agreement of NexPoint Buffalo Pointe Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract, compensatory plan or arrangement
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	August 10, 2020
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	August 10, 2020
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)