Form 10-Q
period 2020-09-30
NexPoint Real Estate Finance, Inc.
filed 2020-10-30
CIK 1786248

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share 8.50% Series A Cumulative Redeemable Preferred Stock, par value 0.01 per share	NREF NREF-PRA	New York Stock Exchange New York Stock Exchange

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

As of October 30, 2020, the registrant had 5,113,403 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended September 30, 2020

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
•

Fluctuations in interest rate and credit spreads, could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments;

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
•

If we fail to qualify as a REIT for U.S. federal income tax purposes, cash available for distributions to be paid to our stockholders could decrease materially, which would limit our ability to make distributions to our stockholders; and

•

Any other risks included under the heading “Risk Factors,” in our Registration Statement on Form S-11, as amended (Registration No. 333-239862), filed with the Securities and Exchange Commission (“SEC”) on July 14, 2020 under the Securities Act of 1933 (the “Securities Act”) and under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

ii

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,964	$—
Loans, held-for-investment, net	36,527	—
Preferred stock	41,517	—
Mortgage loans, held-for-investment, net	927,632	—
Accrued interest and dividends	6,838	—
Mortgage loans held in variable interest entities, at fair value	5,094,579	—
CMBS structured pass through certificates, at fair value (Note 7)	39,845	—
Other assets	749	—
TOTAL ASSETS	$6,165,651	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$786,939	$—
Master repurchase agreements	160,212
Accounts payable and other accrued liabilities	2,336	—
Accrued interest payable	1,201	—
Bonds payable held in variable interest entities, at fair value	4,825,943	—
Total Liabilities	5,776,631	—

Redeemable noncontrolling interests in the Operating Partnership	265,155	—

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 0 shares issued and outstanding, respectively	16	—
Common stock, $0.01 par value: 500,000,000 shares authorized; 5,350,000 and 10 shares issued and 5,236,489 and 10 shares outstanding, respectively	53	—
Additional paid-in capital	137,787	—
Accumulated deficit	(3,709)	—
Preferred stock held in treasury at cost; 355,000 shares	(8,567)	—
Common stock held in treasury at cost; 113,511 shares	(1,715)	—
Total Stockholders' Equity	123,865	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,165,651	$—

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2020
Net interest income
Interest income	$10,492	$26,899
Interest expense	6,102	14,649
Total net interest income	$4,390	12,250
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	8,920	(1,207)
Change in unrealized gain on CMBS structured pass through certificates	(200)	101
Loan loss provision	14	(279)
Dividend income, net	1,305	3,557
Total other income (loss)	$10,039	2,172
Operating expenses
General and administrative expenses	1,167	2,361
Loan servicing fees	1,241	3,088
Management fees	480	1,027
Total operating expenses	$2,888	6,476
Net income	11,541	7,946
Preferred stock dividends	874	874
Net income attributable to redeemable noncontrolling interests	7,805	5,293
Net income attributable to common stockholders	$2,862	$1,779

Weighted-average common shares outstanding - basic	5,261	5,253
Weighted-average common shares outstanding - diluted	5,550	5,379

Earnings per share - basic	$0.54	$0.34
Earnings per share - diluted	$0.52	$0.33

Dividends declared per common share	$0.4000	$1.0198

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Common Stock	Preferred Stock
Three Months ended September 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	Total
Balances, June 30, 2020	—	$—	5,262,534	$53	$91,933	$(4,351)	$(1,338)	$—	$86,297
Issuance of common stock through public offering, net	—	—	—	—	(459)	—	—	—	(459)
Issuance of preferred stock through public offering, net	2,000,000	20	—	—	46,061	—	—	—	46,081
Vesting of stock-based compensation	—	—	—	—	252	—	—	—	252
Repurchase of common stock	—	—	(26,045)	—	—	—	(377)	—	(377)
Repurchase of preferred stock	(355,000)	(4)	—	—	—	—	—	(8,567)	(8,571)
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	2,862	—	—	2,862
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($0.4000 per share)	—	—	—	—	—	(2,220)	—	—	(2,220)
Balances, September 30, 2020	1,645,000	$16	5,236,489	$53	$137,787	$(3,709)	$(1,715)	$(8,567)	$123,865

	Preferred Stock		Common Stock		Additional	Accumulated Earnings (Loss)	Common Stock	Preferred Stock
Nine Months ended September 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	Total
Balances, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock through public offering, net	—	—	5,350,000	54	91,434	—	—	—	91,488
Issuance of preferred stock through public offering, net	2,000,000	20	—	—	46,061	—	—	—	46,081
Vesting of stock-based compensation	—	—	—	—	292	—	—	—	292
Repurchase of common stock	—	—	(113,511)	(1)	—	—	(1,715)	—	(1,716)
Repurchase of preferred stock	(355,000)	(4)	—	—	—	—	—	(8,567)	(8,571)
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	1,779	—	—	1,779
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($1.0198 per share)	—	—	—	—	—	(5,488)	—	—	(5,488)
Balances, September 30, 2020	1,645,000	$16	5,236,489	$53	$137,787	$(3,709)	$(1,715)	$(8,567)	$123,865

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

For the Nine Months Ended September 30,
2020
Cash flows from operating activities
Net income	$7,946
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	5,620
Accretion of discounts	(1,549)
Loan loss provision, net	279
Change in unrealized loss on investments held at fair value	11,130
Vesting of stock-based compensation	292
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(4,477)
Other assets	(749)
Accrued interest payable	1,201
Accounts payable, accrued expenses and other liabilities	1,341
Net cash provided by operating activities	21,034

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	82,671
Proceeds from payments received on mortgage loans held for investment	5,237
Purchases of loans, held-for-investment, net	(7,500)
Purchases of CMBS structured pass through certificates, at fair value	(40,200)
Purchases of CMBS securitizations held in variable interest entities, at fair value	(150,320)
Net cash used in investing activities	(110,112)

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(1,825)
Distributions to bondholders of variable interest entities	(76,495)
Borrowings under master repurchase agreements	160,379
Principal repayments on borrowings under master repurchase agreements	(167)
Borrowings under bridge facility	86,000
Bridge facility payments	(181,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	91,488
Proceeds from the issuance of preferred stock through public offering, net of offering costs	46,081
Repurchase of preferred stock	(8,571)
Repurchase of common stock	(1,716)
Dividends paid to common stockholders	(5,367)
Distributions to redeemable noncontrolling interests in the Operating Partnership	(13,548)
Contributions from noncontrolling interests	11,783
Net cash provided by financing activities	107,042

Net increase in cash, cash equivalents and restricted cash	17,964
Cash, cash equivalents and restricted cash, beginning of period	—
Cash, cash equivalents and restricted cash, end of period	$17,964

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$16,499
Supplemental Disclosure of Noncash Activities (Note 2)
Contributions from noncontrolling interests, including consolidation of the associated mortgage loans held in variable interest entities	2,797,735
Other assets acquired from contributions from noncontrolling interests	3,616
Assumed debt on contributions from noncontrolling interests, including consolidation of the associated bonds payable held in variable interest entities	(2,539,724)
Consolidation of mortgage loans and bonds payable held in variable interest entities	3,179,620
Increase in dividends payable upon vesting of restricted stock units	121
Stock dividends received	1,254
Increase in dividends payable to preferred stockholders	874

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage real estate investment trust (“REIT”) incorporated in Maryland on June 7, 2019. We intend to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and preferred stock, as well as multifamily commercial mortgage-backed securities (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of September 30, 2020, the Company holds approximately 50.28% of the common units of limited partnership interests in the OP (“OP Units”), and the OP owns approximately 27.78% of two of its subsidiary partnerships and 100% of one of its subsidiary partnerships (Note 11). NexPoint Real Estate Finance Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP.

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

The Company is externally managed by NexPoint Real Estate Advisors VII, L.P. (the “Manager”), through a management agreement dated February 6, 2020 and amended as of July 17, 2020, for a three-year term set to expire on February 6, 2023 (as amended, the “Management Agreement”), by and among the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 have been included.  Such adjustments are normal and recurring in nature.  The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Company’s Registration Statement on Form S-11, as amended (Registration No. 333-235698), filed with the SEC on February 4, 2020.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. As of September 30, 2020, there have been two forbearance requests approved in our CMBS B-Piece portfolio, representing 0.8% of our consolidated unpaid principal balance outstanding. Additionally, there were nine forbearance requests approved in our SFR loan book. However, as of September 30, 2020, these loans were no longer in forbearance. Despite these forbearance requests, the master servicers continued to make payments to us for the portion of our CMBS B-Piece and SFR Loans that requested forbearance, and were approved by Freddie Mac, during the entire forbearance period. These agreed upon forbearance requests include both principal and interest payments for three months, with an option to the borrower to extend an additional three months, and require the borrower to repay Freddie Mac within twelve months of the end of the forbearance period.

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

On the Consolidated Balance Sheets as of September 30, 2020, we consolidated the five Freddie Mac K-Series securitization entities (the “CMBS Entities”) that we determined were VIEs and for which we determined we were the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces.

Investment in subsidiaries

The Company conducts its operations through the OP, which acts as the general partner of the subsidiary partnerships that own the investments through limited liability companies that are SPEs. The Company is the majority limited partner of the OP, holds approximately 50.28% of the OP Units in the OP and has the ability to remove the general partner of the OP with or without cause, and as such, consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the unaudited consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities.

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

In the event that the fair value of debt securities held to maturity is less than amortized cost, we consider whether the unrealized holding loss represents an OTTI. If we do not expect to recover the carrying value of the debt security held-to-maturity based on future expected cash flows, an OTTI exists, and we reduce the carrying value by the impairment amount, recognize the portion of the impairment related to credit factors in earnings and the portion of the impairment related to other factors in accumulated other comprehensive income. For the three and nine months ended September 30, 2020, the Company did not recognize an OTTI related to its investment in debt securities held to maturity.

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

Income Taxes

The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT under the Code, commencing with its taxable year ending December 31, 2020. As a result of the Company’s expected REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of September 30, 2020, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2020.

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

3. Loans Held for Investment

The Company’s investments in SFR Loans, mezzanine loans, and preferred equity are accounted for as loans held for investment. The following table summarizes our loans held for investment as of September 30, 2020 (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
September 30, 2020
SFR Loans, held-for-investment	$861,580	$927,632	27	100.00%	4.91%	7.60
Mezzanine loan, held-for-investment	7,500	7,500	1	100.00%	6.50%	2.75
Preferred equity, held-for-investment	28,877	29,027	4	100.00%	8.04%	6.47
	$897,957	$964,159	32	100.00%	5.03%	7.53

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average fixed rate is weighted on current principal balance.
(3)	The weighted-average coupon is weighted on current principal balance.
(4)

The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

For the nine months ended September 30, 2020, the loan and preferred equity portfolio activity was as follows (in thousands):

	Held-for-Investment	Total
Balance at December 31, 2019	$—	$—
Contributions from noncontrolling interests in the OP	967,202	967,202
Originations	7,500	7,500
Proceeds from principal repayments	(1,987)	(1,987)
Proceeds from redemption of mezzanine loan, net	(3,221)	(3,221)
Amortization of loan premium, net (1)	(5,056)	(5,056)
Loan loss provision, net (2)	(279)	(279)
Balance at September 30, 2020	$964,159	$964,159

(1)	Includes net amortization of loan purchase premiums.
(2)	Based on management’s judgment and estimate of credit losses. See Note 2 for additional information.

As of September 30, 2020, there were $66.5 million of unamortized premiums on loans held-for-investment, net on the Consolidated Balance Sheets.

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

September 30, 2020
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	32	964,159	100.00%
4	—	—	—
5	—	—	—
	32	$964,159	100.00%

As of September 30, 2020, all 32 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts:

Geography	September 30, 2020
Georgia	43.44%
Florida	21.98%
Texas	8.52%
Minnesota	5.21%
Alabama	4.15%
New Jersey	2.00%
Maryland	1.90%
North Carolina	1.88%
Mississippi	1.13%
Michigan	1.06%
Oklahoma	1.04%
Tennessee	0.97%
Connecticut	0.92%
Missouri	0.83%
New York	0.71%
Illinois	0.70%
Nebraska	0.64%
Virginia	0.63%
Massachusetts	0.60%
Ohio	0.50%
Indiana	0.49%
South Carolina	0.08%
Pennsylvania	0.25%
Kentucky	0.22%
Arkansas	0.15%
100.00%

Collateral Property Type	September 30, 2020
Single Family Rental	95.95%
Multifamily	4.05%
100.00%

4. Debt

The following table summarizes the Company’s financing arrangements in place as of September 30, 2020:

	September 30, 2020
	Facility						Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity	Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	Apr 2020	160,212	160,212	N/A(5)	2.45%	0.04	1,960,129	317,050	305,709	10.8
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	786,939	786,939	7/12/2029	2.44%	7.6	861,580	927,632	927,632	7.6
Total/weighted average		$947,151	$947,151		2.44%	6.33	$2,821,709	$1,244,682	$1,233,341	9.84

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	Assets are shown at fair value.

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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans.  The Credit Facility is guaranteed by certain members of the Contribution Group.  The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group as of September 30, 2020.  The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value.  As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020.  Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of September 30, 2020, the outstanding balance on the Credit Facility was $786.9 million.

In connection with our recent CMBS acquisitions and new mezzanine debt investment, we, through our subsidiary partnerships, have borrowed approximately $160.2 million under our repurchase agreements and posted $1,960.1 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of September 30, 2020.  The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature.  These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

As of September 30, 2020, the outstanding principal balances related to the SFR Loans consisted of the following (dollars in thousands):

		Outstanding
	Investment	Principal
Investment	Date	Balance	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,689	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	9,236	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	4,945	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	9,633	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	6,904	Various	Single-family	Fixed	2.69%	7/1/2028
Senior loan	2/11/2020	5,199	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	11,252	Various	Single-family	Fixed	3.02%	10/1/2028
Senior loan	2/11/2020	5,795	Various	Single-family	Fixed	2.87%	9/1/2023
Senior loan	2/11/2020	7,664	Various	Single-family	Fixed	3.02%	11/1/2028
Senior loan	2/11/2020	46,146	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	8,922	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	35,955	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	5,933	Various	Single-family	Fixed	2.68%	11/1/2028
Senior loan	2/11/2020	13,603	Various	Single-family	Fixed	2.61%	11/1/2023
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	9,502	Various	Single-family	Fixed	3.02%	12/1/2028
Senior loan	2/11/2020	9,971	Various	Single-family	Fixed	2.77%	12/1/2028
Senior loan	2/11/2020	4,899	Various	Single-family	Fixed	2.97%	1/1/2029
Senior loan	2/11/2020	8,417	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,834	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	4,279	Various	Single-family	Fixed	3.06%	2/1/2029
Senior loan	2/11/2020	16,076	Various	Single-family	Fixed	2.91%	2/1/2029
Senior loan	2/11/2020	7,017	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	7,298	Various	Single-family	Fixed	2.80%	2/1/2029
Senior loan	2/11/2020	6,150	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	55,988	Various	Single-family	Fixed	2.70%	3/1/2029
Total		$786,939				2.44%

For the nine months ended September 30, 2020, the activity related to the carrying value of the secured financing agreements and master repurchase agreements were as follows (in thousands):

Balances as of December 31, 2019	$—
Assumption of debt	788,764
Principal borrowings	160,379
Principal repayments	(1,992)
Balances as of September 30, 2020	$947,151

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2020 are as follows (in thousands):

Year	Non-recourse	Total
2020¹	$(160,212)	$(160,212)
2021	—	—
2022	—	—
2023	(24,343)	(24,343)
2024	(5,834)	(5,834)
Thereafter	(756,762)	(756,762)
	$(947,151)	$(947,151)

(1)	The transactions in place in the master repurchase agreement with Mizuho have a one-month tenor and are expected to roll monthly.

KeyBank Bridge Facility

On February 7, 2020, we, through our subsidiaries, entered into a $95.0 million bridge facility (the “Bridge Facility”) with KeyBank National Association (“KeyBank”) and immediately drew $95.0 million to fund a portion of the Formation Transaction. The Company used proceeds from the IPO to pay down the entirety of the Bridge Facility.

Raymond James Bridge Facility

On July 30, 2020, we, through our subsidiaries, entered into a $86.0 million bridge facility (the “RJ Bridge Facility”) with Raymond James Bank, N.A. (“RJ”) and drew $21.0 million on July 30, 2020 and $65.0 million on August 7, 2020. The Company used proceeds from the RJ Bridge Facility to finance the acquisitions of the FREMF 2020-KF81 and FREMF 2020-K113 securitizations.  The RJ Bridge Facility was repaid in August 2020.

5. CMBS Trusts

As of September 30, 2020, the Company consolidated the CMBS Entities that we determined are VIEs and for which we are the primary beneficiary. The Company elected the fair-value option for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets; recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations; and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company, as operating cash-flows.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	September 30, 2020
Mortgage loans held in variable interest entities, at fair value	$5,094,579
Accrued interest receivable	917

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(4,825,943)
Accrued interest payable	(674)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Net interest earned	$5,017	$10,024
Unrealized loss	3,903	(11,231)
Change in net assets related to consolidated CMBS variable interest entities	$8,920	$(1,207)

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	September 30, 2020	Collateral Property Type	September 30, 2020
Florida	16.59%	Multifamily	98.32%
Texas	15.13%	Manufactured Housing	1.68%
Arizona	11.96%		100.00%
California	8.14%
Georgia	7.81%
Washington	5.79%
Nevada	4.55%
New Jersey	3.69%
New York	2.98%
Pennsylvania	2.94%
Indiana	2.16%
Colorado	2.02%
Virginia	1.90%
Ohio	1.80%
North Carolina	1.77%
Tennessee	1.29%
Utah	1.19%
Maryland	1.18%
Missouri	1.07%
South Carolina	0.96%
Louisiana	0.88%
Oklahoma	0.75%
Oregon	0.73%
Dist. of Columbia	0.48%
Kansas	0.47%
Illinois	0.31%
Iowa	0.30%
Kentucky	0.26%
Alabama	0.24%
Connecticut	0.15%
Minnesota	0.14%
Mississippi	0.14%
Wyoming	0.10%
Nebraska	0.08%
Wisconsin	0.06%
	100.00%

6. Preferred Stock

As of September 30, 2020, the Company held one preferred stock investment accounted for as a debt security held to maturity recorded at amortized cost. The preferred stock investment consists of 41,254 shares of preferred stock in Jernigan Capital, Inc., (“JCAP”), a publicly traded REIT that provides capital to private developers as well as owners and operators of self-storage facilities. The preferred stock pays a fixed quarterly cash dividend of 7% in addition to a quarterly stock dividend of $2.125 million payable on a pro rata basis to the holders of the preferred stock for the first three quarters of 2020 and for the first fiscal quarter of 2021.  For the last fiscal quarter of 2020 and for the second fiscal quarter of 2021, the stock dividend varies based on the underlying company’s incremental book value and past aggregate dividends among other things, but will be no less than $2.125 million on a pro rata basis to the holders of the preferred stock.

The following table presents the preferred stock investments as of September 30, 2020 (in thousands, except share amounts):

	Investment
Investment	Date	Shares	Carrying Value (1)	Property Type	Interest Rate (2)	Maturity Date
Preferred Stock
Jernigan Capital	2/11/2020	41,254	$41,517	Self-storage	7.00%	12/31/2021

(1)	Carrying value includes an unamortized purchase premium of approximately $0.3 million.
(2)	Represents the 7% cash dividend and excludes the effect of the quarterly stock dividend.

The following table presents activity related to the Company’s preferred stock (in thousands):

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Dividend income	$1,363	$3,695
Amortization of premium on preferred stock investment	(58)	(138)
	$1,305	$3,557

7. CMBS Structured Pass Through Certificates

As of September 30, 2020, the Company held six CMBS I/O Strips at fair value. These CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass through certificates with underlying portfolios of fixed-rate mortgage loans secured by stabilized multifamily properties.

The following table presents the CMBS I/O Strips as of September 30, 2020 (in thousands):

	Investment
Investment	Date	Carrying Value	Property Type	Interest Rate	Current Yield	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	4/15/2020	$929	Multifamily	3.52%	12.66%	1/25/2037
CMBS I/O Strip	4/15/2020	862	Multifamily	3.03%	13.25%	12/25/2037
CMBS I/O Strip	5/18/2020	2,526	Multifamily	2.09%	14.90%	9/25/2046
CMBS I/O Strip	8/6/2020	8,913	Multifamily	0.10%	13.18%	6/25/2030
CMBS I/O Strip	8/6/2020	1,882	Multifamily	0.10%	14.19%	6/25/2030
CMBS I/O Strip	8/6/2020	24,733	Multifamily	3.09%	13.49%	5/25/2048
Total		$39,845

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Interest income	$441	$521
Change in unrealized gain on CMBS structured pass through certificates	(200)	101
	$241	$622

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of September 30, 2020 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$17,964	$17,964	$—	$—	$17,964
Loans, held-for-investment, net	36,527	—	—	38,934	38,934
Preferred stock	41,517	—	—	42,628	42,628
Mortgage loans, held-for-investment, net	927,632	—	—	916,363	916,363
Accrued interest and dividends	6,838	6,838	—	—	6,838
Mortgage loans held in variable interest entities, at fair value	5,094,579	—	5,094,579	—	5,094,579
CMBS structured pass through certificates, at fair value	39,845	—	39,845	—	39,845
Other assets	749	749	—	—	749
	$6,165,651	$25,551	$5,134,424	$997,924	$6,157,899

Liabilities
Secured financing agreements, net	$786,939	$—	$—	$811,739	$811,739
Master repurchase agreements	160,212	—	—	160,212	160,212
Accounts payable and other accrued liabilities	2,336	2,336	—	—	2,336
Accrued interest payable	1,201	1,201	—	—	1,201
Bonds payable held in variable interest entities, at fair value	4,825,943	—	4,825,943	—	4,825,943
	$5,776,631	$3,537	$4,825,943	$971,951	$5,801,431

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 11). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value.  At September 30, 2020, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets.

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

As of September 30, 2020, the Company had 5,350,000 shares of common stock, par value $0.01 per share, issued and 5,236,489 shares of common stock, par value $0.01 per share, outstanding.

Preferred Stock

On July 24, 2020, the Company issued 2,000,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price to the public of $24.00 per share, for gross proceeds of $48.0 million before deducting underwriting discounts and commissions of approximately $1.2 million and other offering expenses of approximately $0.8 million.  The Series A Preferred Stock has a $25.00 per share liquidation preference.

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

Share Repurchase Program

On March 9, 2020, the Board authorized the Company to repurchase up to $10.0 million of its common stock, par value $0.01 per share, during a two-year period that is set to expire on March 9, 2022 (the “Share Repurchase Program”). On September 28, 2020, the Board authorized the expansion of the repurchase program to include the Company’s preferred stock with the same period and repurchase limit.  The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time.  As of September 30, 2020, the Company had repurchased 113,511 shares of its common stock, par value $0.01 per share, at a total cost of approximately $1.7 million, or $15.11 per share.  The 113,511 shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period.

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

Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Adviser and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for directors. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors and on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Adviser. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2020:

	2020
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding January 1, 2020	—	$—
Granted	289,013	12.11
Vested	—	—
Forfeited	—	—
Outstanding September 30, 2020	289,013	$12.11

Dividends

The Board declared the third quarterly dividend of 2020 to common shareholders of $0.40 per share on July 27, 2020, which was paid on September 30, 2020.

The Board declared a dividend to preferred stockholders of $0.53125 per share on September 28, 2020, which was paid on October 26, 2020.

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

The effect of the conversion of OP Units held by noncontrolling limited partners is not reflected in the computation of basic and diluted earnings (loss) per share, as they are exchangeable for common stock on a one-for-one basis. The income (loss) allocable to such units is allocated on this same basis and reflected as net income (loss) attributable to redeemable noncontrolling interests in the OP in the accompanying Consolidated Statements of Operations. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.  See Note 11 for additional information.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2020
Numerator for earnings (loss) per share:
Net income (loss)	$11,541	$7,946
Preferred stock dividends	874	874
Net income attributable to redeemable noncontrolling interests	7,805	5,293
Net income attributable to common stockholders	$2,862	$1,779

Denominator for earnings (loss) per share:
Weighted-average common shares outstanding	5,261	5,253
Denominator for basic earnings per share	5,261	5,253
Weighted-average unvested restricted stock units	289	126
Denominator for diluted earnings per share	5,550	5,379

Earnings (loss) per weighted average common share:
Basic	$0.54	$0.34
Diluted	$0.52	$0.33

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

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of September 30, 2020, the Company is the majority limited partner in the OP.  Net income (loss) is allocated to holders of OP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

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

On July 30, 2020, NREF OP IV, L.P. (“OP IV”), one of the subsidiary partnerships of the OP, entered into subscription agreements with certain entities affiliated with the Manager (the “Manager Affiliates”), which were then-current majority owners of OP IV, for 359,000 Sub OP Units in OP IV for total consideration of approximately $6.6 million.  On August 4, 2020, OP IV entered into additional subscription agreements with the Manager Affiliates for 267,320 Sub OP Units in OP IV for total consideration of approximately $4.9 million.  The total number of Sub OP Units issued was calculated by dividing the total consideration by the combined book value of the Company’s common stock and the Sub OP Units, on a per share or unit basis, as of June 30, 2020, or $18.33 per Sub OP Unit.

On September 30, 2020, the unitholders (other than the OP) of OP IV exercised their redemption right for 100% of their units outstanding.  Following direction and approval of the Board and the general partner of OP IV, the OP bought the tendered OP IV units in exchange for an equal number of OP Units.  After the transaction, OP IV is wholly-owned by the OP and the Company now owns 50.28% of the OP.

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Sub OPs) for the nine months ended September 30, 2020 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2019	$—
Contributions from redeemable noncontrolling interests in the OP	273,410
Net income attributable to redeemable noncontrolling interests in the OP	5,293
Distributions to redeemable noncontrolling interests in the OP	(13,548)
Redeemable noncontrolling interests in the OP, September 30, 2020	$265,155

On July 20, 2020, in connection with the anticipated issuance by the Company of the Series A Preferred Stock, the OP, following the direction and approval of the Board, amended the partnership agreement of the OP to provide for the issuance of 8.50% Series A Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) (the “Series A Preferred Units”).  The Company contributed the net proceeds from the sale of the Series A Preferred Stock in the Preferred Stock Offering to the OP in exchange for the same number of Series A Preferred Units.  The Series A Preferred Units have economic terms that are substantially the same as the terms of the Series A Preferred Stock.  The Series A Preferred Units rank, as to distributions and upon liquidation, senior to OP Units.

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

“Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the IPO, plus (2) the net proceeds received by the Company from all issuances of the Company’s equity securities in and after the IPO, plus (3) the Company’s cumulative Core Earnings (as defined below) from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to the holders of the Company’s common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that the Company or any of its subsidiaries has paid to repurchase for cash the shares of the Company’s equity securities from and after the IPO to the end of the most recently completed calendar quarter. In the Company’s calculation of Equity, the Company will adjust its calculation of Core Earnings to remove the compensation expense relating to awards granted under one or more of its long-term incentive plans that is added back in the calculation of Core Earnings. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to the Company in the Formation Transaction.

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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations, and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2020, the Company reimbursed the Manager for approximately $0.1 million of Offering Expenses that were paid on the Company’s behalf.

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

Connections at Buffalo Pointe Contribution

On May 29, 2020, we and the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager, (the “BP Contributors”), whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334.09 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the Sub OP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 94.3% occupancy as of September 30, 2020. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has an LTV of 84% and a maturity date of May 1, 2030.

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

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments.  For the nine months ended September 30, 2020, operating expenses did not exceed the Expense Cap.

For the nine months ended September 30, 2020, the Company incurred management fees of $1.0 million.

13. Commitments and Contingencies

On August 3, 2020, a subsidiary of the OP (“REIT Sub”) entered into an equity commitment letter (the “Equity Commitment Letter”) in connection with a proposed transaction (the “Proposed Transaction”) involving affiliates of the Manager (the “Consortium”). Pursuant to the Equity Commitment Letter, REIT Sub has committed to provide an aggregate equity contribution of approximately $227.0 million (the “Equity Commitment”) to finance the Proposed Transaction, subject to certain reductions for any additional equity or debt financing. The Company is neither a party to the Equity Commitment Letter nor guaranteeing the obligations of REIT Sub under the Equity Commitment Letter.

The obligation of REIT Sub to fund the Equity Commitment will terminate automatically and immediately upon the earliest to occur of (a) the valid termination of the agreement and plan of merger (the “Merger Agreement”) related to the Proposed Transaction in accordance with its terms, (b) the closing of the Proposed Transaction or (c) the target company or any of its affiliates or representatives asserting any claim, subject to certain exceptions, against the Consortium or any of its affiliates or representatives in connection with the Equity Commitment Letter, the Merger Agreement or any of the transactions contemplated by the Equity Commitment Letter or the Merger Agreement.  In the event that the Merger Agreement is terminated in certain circumstances, under the Merger Agreement, the REIT Sub may be required to pay a termination fee of approximately $9.4 million.

As of September 30, 2020, the ultimate amount payable, if any, of the aggregate equity contribution and/or the termination fee was not estimable and the probability of funding either the aggregate equity contribution and/or the termination fee was remote.

14. Subsequent Events

Unsecured Notes Offering

On October 15, 2020, the OP issued unsecured notes with a coupon rate of 7.5% and aggregate principal amount of $36.5 million at a 1.02% discount to par for proceeds of approximately $36.1 million before offering costs.

Mezzanine Loan Portfolio

On October 20, 2020, the Company acquired a portfolio of 18 mezzanine loans with an aggregate principal amount outstanding of approximately $97.9 million and a weighted average fixed interest rate of 7.54% for a price of 102.0% of the outstanding principal amount plus accrued interest of $0.3 million.  Freddie Mac provided seller financing of approximately $59.9 million with a weighted average fixed interest rate of 0.30%.  Proceeds from the unsecured notes offering and cash on hand were used to fund the remainder of the purchase price.

Share Repurchase Program

The Company has repurchased 123,086 shares if its common stock, par value $0.01, for approximately $1.8 million or $14.37 per share from October 1, 2020 through October 30, 2020.

Dividends Declared

On October 26, 2020, the Board declared a quarterly dividend of $0.40 per share, payable on December 31, 2020 to common stockholders of record on December 15, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-11, as amended (Registration No. 333-239862), filed with the SEC on July 14, 2020, and under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of September 30, 2020 approximately $10.1 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $13.3 billion of loans and debt or credit related investments as of September 30, 2020 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

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

The following table presents the components of net interest income for the three and nine months ended September 30, 2020 (dollars in thousands):

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$8,819	$929,272	3.80%	$23,708	$931,415	3.82%
Mezzanine loan	281	9,113	12.33%	589	6,166	14.35%
Preferred equity	884	29,036	12.18%	1,989	24,045	12.43%
CMBS structured pass through certificates, at fair value	508	16,117	12.61%	613	15,706	13.49%
Total interest income	$10,492	$983,538	4.27%	$26,899	$977,332	4.13%
Interest expense
Repurchase agreements	(745)	(155,258)	1.92%	(1,054)	(79,343)	2.00%
Long-term seller financing	(5,357)	(787,154)	2.72%	(13,595)	(787,781)	2.59%
Total interest expense	$(6,102)	$(942,412)	2.59%	$(14,649)	$(867,124)	2.54%
Net interest income (3)	$4,390			$12,250

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020

The three months ended September 30, 2020

The following table sets forth a summary of our operating results for the three months ended September 30, 2020 (in thousands):

For the Three Months Ended September 30,
2020
Net interest income	$4,390
Other income	10,039
Operating expenses	2,888
Net income	11,541
Preferred stock dividends	874
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	7,805
Net income attributable to common stockholders	$2,862

We commenced operations on February 11, 2020 and, therefore, have no period to compare results for the three months ended September 30, 2020. Our net income attributable to common stockholders for the three months ended September 30, 2020 was approximately $2.9 million. We earned approximately $4.4 million in net interest income, $10.0 million in other income, incurred operating expenses of $2.9 million, allocated $0.9 million of income to preferred stockholders and allocated $7.8 million of income to redeemable noncontrolling interest in the OP for the three months ended September 30, 2020.

Revenues

Net interest income. Net interest income was $4.4 million for the three months ended September 30, 2020.

Other income. Other income was $10.0 million for the three months ended September 30, 2020. This was primarily due to the gain on change in net assets related to consolidated CMBS VIEs of $8.9 million and dividend income of $1.3 million.

Expenses

General and administrative expenses. G&A expenses were $1.2 million for the three months ended September 30, 2020.

Loan servicing fees. Loan servicing fees were $1.2 million for the three months ended September 30, 2020.

Management fees. Management fees were $0.5 million for the three months ended September 30, 2020.

The nine months ended September 30, 2020

The following table sets forth a summary of our operating results for the nine months ended September 30, 2020 (in thousands):

For the Nine Months Ended September 30,
2020
Net interest income	$12,250
Other income	2,172
Operating expenses	6,476
Net income	7,946
Preferred stock dividends	874
Net income attributable to redeemable noncontrolling interests in the Operating Partnership	5,293
Net income attributable to common stockholders	$1,779

Our net income attributable to common stockholders for the nine months ended September 30, 2020 was approximately $1.8 million. We earned approximately $12.3 million in net interest income, $2.2 million in other income, incurred operating expenses of $6.5 million, allocated $0.9 million of income to preferred stockholders and allocated $5.3 million of loss to redeemable noncontrolling interests in the OP for the nine months ended September 30, 2020.

Revenues

Net interest income. Net interest income was $12.3 million for the nine months ended September 30, 2020.

Other income (loss). Other income (loss) was $2.2 million of income for the nine months ended September 30, 2020. This was primarily due to dividend income of $3.6 million, partially offset by change in net assets related to consolidated CMBS VIEs of $1.2 million.

Expenses

General and administrative expenses. G&A expenses were $2.4 million for the nine months ended September 30, 2020.

Loan servicing fees. Loan servicing fees were $3.1 million for the nine months ended September 30, 2020.

Management fees. Management fees were $1.0 million for the nine months ended September 30, 2020.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2020
Net income (loss) attributable to common stockholders	$2,862	$1,779
Weighted-average number of shares of common stock outstanding
Basic	5,261	5,253
Diluted	5,550	5,379
Net income (loss) per share, basic	0.54	0.34
Net income (loss) per share, diluted	0.52	0.33
Dividends declared per share	$0.4000	$1.0198

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

We also use Core Earnings as a component of the management fee paid to our Manager. As consideration for the Manager’s services, we will pay our Manager an annual management fee of 1.5% of Equity, paid monthly, in cash or shares of our common stock at the election of our Manager. “Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to our IPO, plus (2) the net proceeds received from all issuances of our equity securities in and after the IPO, plus (3) our cumulative Core Earnings from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to our holders of common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that we have paid to repurchase for cash the shares our equity securities from and after the IPO to the end of the most recently completed calendar quarter. In our calculation of Equity, we will adjust our calculation of Core Earnings to (i) remove the compensation expense relating to awards granted under one or more of our long-term incentive plans that is added back in our calculation of Core Earnings and (ii) adjust net income (loss) attributable to common stockholders for (x) one-time events pursuant to changes in GAAP and (y) certain material non-cash income or expense items, in each case of (x) and (y) after discussions between the Manager and independent directors of our Board and approved by a majority of the independent directors of our Board. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to us in the Formation Transaction.

The following table provides a reconciliation of Core Earnings to GAAP net income (loss) attributable to common stockholders (in thousands, except per share amount):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2020
Net income (loss) attributable to common stockholders	$2,862	$1,779
Adjustments
Amortization of stock-based compensation	252	292
Loan loss provision, net	(12)	69
Unrealized (gains) or losses	(777)	3,252
Core Earnings	$2,325	$5,392

Weighted-average common shares outstanding - basic	5,261	5,253
Weighted-average common shares outstanding - diluted	5,550	5,379

Core Earnings per Diluted Weighted-Average Share	$0.42	$1.00

Book Value per Share

The following table calculates our book value per share (in thousands, except per share data):

September 30, 2020
Common stockholders' equity	$86,355
Shares of common stock outstanding at period end	5,236,489
Book value per share of common stock	$16.49

Book value per share as of September 30, 2020, includes the impact of $1.2 million, or $0.07 per common share, of unrealized losses from our CMBS VIEs and the impact of $3.1 million, or $0.58 per common share, of offering costs associated with the IPO.

Due to the large noncontrolling interest in the Sub OPs (see Note 11, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

September 30, 2020
Common stockholders' equity	$86,355
Redeemable noncontrolling interests in the Operating Partnership	265,155
Total equity	$351,510

Redeemable Sub OP units at period end	13,787,123
Shares of common stock outstanding at period end	5,236,489
Combined shares of common stock and redeemable Sub OP units	$19,023,612
Combined book value per share	$18.48

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, a mezzanine loan, preferred equity investments, and a preferred stock investment with a combined unpaid principal balance of $2.9 billion at September 30, 2020 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of September 30, 2020 (dollars in thousands):

			Current						Remaining
		Investment	Principal						Term (3)
	Investment (1)	Date	Amount		Net Equity (2)	Location	Property Type	Coupon	(years)
	SFR Loans
1	Senior loan	2/11/2020	$508,700		$83,514	Various	Single-family	4.65%	7.93
2	Senior loan	2/11/2020	10,611		1,692	Various	Single-family	5.35%	7.34
3	Senior loan	2/11/2020	5,594		865	Various	Single-family	5.33%	2.84
4	Senior loan	2/11/2020	10,552		1,726	Various	Single-family	5.30%	7.93
5	Senior loan	2/11/2020	7,591		1,243	Various	Single-family	5.08%	7.76
6	Senior loan	2/11/2020	5,658		931	Various	Single-family	5.24%	8.01
7	Senior loan	2/11/2020	12,291		2,019	Various	Single-family	5.54%	8.01
8	Senior loan	2/11/2020	6,556		1,017	Various	Single-family	5.79%	2.92
9	Senior loan	2/11/2020	8,257		1,372	Various	Single-family	5.85%	8.09
10	Senior loan	2/11/2020	51,362		8,213	Various	Single-family	4.74%	5.01
11	Senior loan	2/11/2020	9,621		1,595	Various	Single-family	6.10%	8.01
12	Senior loan	2/11/2020	38,281		6,368	Various	Single-family	5.55%	8.09
13	Senior loan	2/11/2020	6,357		1,054	Various	Single-family	5.47%	8.09
14	Senior loan	2/11/2020	15,300		2,381	Various	Single-family	5.46%	3.09
15	Senior loan	2/11/2020	5,760		954	Various	Single-family	5.99%	8.18
16	Senior loan	2/11/2020	10,219		1,701	Various	Single-family	5.72%	8.18
17	Senior loan	2/11/2020	10,635		1,768	Various	Single-family	5.60%	8.18
18	Senior loan	2/11/2020	5,357		880	Various	Single-family	5.46%	8.26
19	Senior loan	2/11/2020	9,228		1,523	Various	Single-family	5.88%	8.26
20	Senior loan	2/11/2020	6,676		1,045	Various	Single-family	4.83%	3.34
21	Senior loan	2/11/2020	4,736		773	Various	Single-family	5.35%	8.35
22	Senior loan	2/11/2020	17,272		2,871	Various	Single-family	5.61%	8.35
23	Senior loan	2/11/2020	7,744		1,268	Various	Single-family	5.34%	8.35
24	Senior loan	2/11/2020	7,870		1,307	Various	Single-family	5.47%	8.35
25	Senior loan	2/11/2020	6,807		1,111	Various	Single-family	5.46%	8.42
26	Senior loan	2/11/2020	10,523		1,677	Various	Single-family	4.72%	5.42
27	Senior loan	2/11/2020	62,023		10,104	Various	Single-family	4.95%	8.42
	Total		861,580		140,972			4.91%	7.60

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020	74,472	(4)	33,895	Various	Various	6.16%	5.41
2	CMBS B-Piece	2/11/2020	53,623	(4)	27,548	Various	Various	6.16%	6.16
3	CMBS B-Piece	4/23/2020	81,999	(4)	26,817	Various	Multifamily	3.50%	9.41
4	CMBS B-Piece	7/30/2020	67,161	(4)	30,221	Various	Multifamily	9.16%	6.74
5	CMBS B-Piece	8/6/2020	108,643	(4)	15,743	Various	Various	0.00%	9.74
	Total		385,898		134,224			4.38%	7.81

	CMBS I/O Strips
1	CMBS I/O Strip	4/15/2020	3,088	(5)	305	Various	Various	3.52%	16.33
2	CMBS I/O Strip	4/15/2020	3,214	(5)	284	Various	Various	3.03%	17.25
3	CMBS I/O Strip	5/18/2020	17,590	(5)	854	Various	Multifamily	2.09%	26.00
4	CMBS I/O Strip	8/6/2020	108,643	(5)	8,386	Various	Various	3.09%	9.74
5	CMBS I/O Strip	8/6/2020	1,180,582	(5)	3,490	Various	Various	0.10%	9.74
6	CMBS I/O Strip	8/6/2020	267,986	(5)	726	Various	Various	0.10%	9.74
	Total		1,581,104		14,045			0.34%	9.95

	Mezzanine Loan
1	Mezzanine	6/12/2020	7,500		7,500	Houston, TX	Multifamily	6.50%	2.75

	Preferred Equity
1	Preferred Equity	2/11/2020	5,056		5,285	Jackson, MS	Multifamily	12.50%	7.17
2	Preferred Equity	2/11/2020	3,821		3,959	Corpus Christi, TX	Multifamily	15.25%	1.84
3	Preferred Equity	2/11/2020	10,000		9,783	Columbus, GA	Multifamily	11.50%	4.75
4	Preferred Equity	5/29/2020	10,000		10,000	Houston, TX	Multifamily	11.00%	9.59
	Total		28,877		29,027			12.00%	6.47

	Preferred Stock
1	Preferred Stock	2/11/2020	41,254	(6)	41,517	N/A	N/A	7.00%	N/A

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

(6)	Preferred stock consists of JCAP preferred stock.

The following table details overall statistics for our portfolio as of September 30, 2020 (dollars in thousands):

	Total	Floating Rate	Fixed Rate
	Portfolio	Investments	Investments
Number of investments	44	3	41
Principal balance (1)	$1,364,853	$195,256	$1,169,597
Carrying value	$1,314,436	$184,395	$1,130,041
Weighted-average cash coupon	5.15%	7.19%	4.81%
Weighted-average all-in yield	5.23%	7.86%	4.80%

(1)	Cost is used in lieu of principal balance for CMBS I/O Strips.

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

Raymond James Bridge Facility

On July 30, 2020, we, through our subsidiaries, entered into a $86.0 million bridge facility (the “RJ Bridge Facility”) with Raymond James Bank, N.A. (“RJ”) and drew $21.0 million on July 30, 2020 and $65.0 million on August 7, 2020 to fund. The Company used proceeds from the RJ Bridge Facility to finance the acquisitions of the FREMF 2020-KF81 and FREMF 2020-K113 securitization.  The RJ Bridge Facility was repaid in August 2020 (see Note 4).

Freddie Mac Credit Facility

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction.  As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020.  Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 4). As of September 30, 2020, the outstanding balance on the Credit Facility was $786.9 million.

Cash Generated from IPO

On February 11, 2020, we completed our IPO in which we sold 5,350,000 shares of common stock (including 350,000 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares) at a price of $19.00 per share for gross proceeds of approximately $101.7 million. The IPO generated net proceeds of approximately $91.5 million to us after deducting underwriting discounts and commissions of approximately $6.9 million and offering expenses of approximately $3.3 million.

We contributed the net proceeds from the IPO to our OP in exchange for OP Units and our OP contributed the net proceeds from the IPO to our Sub OPs for Sub OP Units. Our Sub OPs used the net proceeds from the IPO to repay the amount outstanding under the $95 million Bridge Facility, consistent with our investment strategy and guidelines.

Preferred Stock Offering

As discussed in Note 9, on July 24, 2020, the Company issued 2,000,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price to the public of $24.00 per share, for gross proceeds of $48.0 million before deducting underwriting discounts and commissions and other estimated offering expenses.  The Series A Preferred Stock has a $25.00 per share liquidation preference.

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

As discussed in Note 14, in connection with our recent CMBS acquisitions and new mezzanine debt investment, we, through our subsidiary partnerships, have borrowed approximately $160.2 million under our repurchase agreements and posted $1,960.1 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral.  The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature.  These assets are restricted solely to satisfy the interest and principal balances owed to the lender. Refer to Note 14 for additional disclosures on repurchase agreements subsequent to September 30, 2020.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of equity and debt securities and contributions from existing holders of the OP or Sub OPs.  NREF OP IV entered into subscription agreements with the Manager Affiliates in late July and early August for 626,320 Sub OP Units in NREF OP IV for total consideration of approximately $11.5 million.  In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of September 30, 2020, our cash and cash equivalents were $18.0 million.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2020.

On October 15, 2020, the OP issued unsecured notes with a coupon rate of 7.5% and aggregate principal amount of $36.5 million at a 1.02% discount to par for proceeds of approximately $36.1 million before offering costs.  On October 20, 2020, the Company acquired a portfolio of 18 mezzanine loans with an aggregate principal amount outstanding of approximately $97.9 million.  Freddie Mac provided seller financing of approximately $59.9 million with a weighted average fixed interest rate of 0.30%.  Proceeds from the unsecured notes offering and cash on hand were used to fund the remainder of the purchase price.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (in thousands):

For the Nine Months Ended September 30,
2020
Net cash provided by operating activities	$21,034
Net cash (used) in investing activities	(110,112)
Net cash provided by financing activities	107,042
Net increase in cash, cash equivalents and restricted cash	17,964
Cash, cash equivalents and restricted cash, beginning of period	—
Cash, cash equivalents and restricted cash, end of period	$17,964

Cash flows from operating activities. During the nine months ended September 30, 2020, net cash provided by operating activities was $21.0 million. This was primarily due to the interest income generated by our investments and the change in unrealized loss on investments held at fair value.

Cash flows from investing activities. During the nine months ended September 30, 2020, net cash used in investing activities was $110.1 million. This was primarily driven by purchases of mortgage loans held in VIEs and purchases of CMBS I/O Strips.

Cash flows from financing activities. During the nine months ended September 30, 2020, net cash provided by financing activities was $107.0 million. This was primarily driven by payment of the Bridge Facility of $95.0 million, and offset by borrowings under secured repurchase agreements of $160.2 million and net proceeds from the IPO of approximately $91.5 million.

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

Income Taxes

We intend to elect to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ending December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2020.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2020.

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

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2020 to common stockholders of $0.40 per share on October 26, 2020, which will be paid on December 31, 2020.  On September 28, 2020, our Board declared the first preferred stock dividend of $0.53125 per share, which was paid on October 26, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

On August 3, 2020, a subsidiary of the OP (“REIT Sub”) entered into an equity commitment letter (the “Equity Commitment Letter”) in connection with a proposed transaction (the “Proposed Transaction”) involving affiliates of the Manager (the “Consortium”). Pursuant to the Equity Commitment Letter, REIT Sub has committed to provide an aggregate equity contribution of approximately $227.0 million (the “Equity Commitment”) to finance the Proposed Transaction, subject to certain reductions for any additional equity or debt financing. The Company is neither a party to the Equity Commitment Letter nor guaranteeing the obligations of REIT Sub under the Equity Commitment Letter.

The obligation of REIT Sub to fund the Equity Commitment will terminate automatically and immediately upon the earliest to occur of (a) the valid termination of the agreement and plan of merger (the “Merger Agreement”) related to the Proposed Transaction in accordance with its terms, (b) the closing of the Proposed Transaction or (c) the target company or any of its affiliates or representatives asserting any claim, subject to certain exceptions, against the Consortium or any of its affiliates or representatives in connection with the Equity Commitment Letter, the Merger Agreement or any of the transactions contemplated by the Equity Commitment Letter or the Merger Agreement. In the event that the Merger Agreement is terminated in certain circumstances, under the Merger Agreement, the REIT Sub may be required to pay a termination fee of approximately $9.4 million.

As of September 30, 2020, the ultimate amount payable, if any, of the aggregate equity contribution and/or the termination fee was not estimable and the probability of funding either the aggregate equity contribution and/or the termination fee was remote.

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

REIT Tax Election

We intend to elect to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2020. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

The following table shows the sensitivity of net interest income to 1/8th percent increases in interest rates for the Company’s floating rate assets and liabilities as of September 30, 2020:

Change in Interest Rates	Annual change to net interest income
0.125%	$43,810
0.250%	87,620
0.375%	131,430
0.500%	175,240

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain states and cities have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. While many of these restrictions have since expired, some or all of these restrictions may be reinstated in certain states or cities in the event of a new spike in COVID-19 cases. As a result, the COVID-19 pandemic is negatively impacting, and will likely continue to negatively impact, almost every industry directly or indirectly and may adversely impact our performance or the value of underlying real estate collateral relating to our investments, increase the default risk applicable to borrowers and make it relatively more difficult for us to generate attractive risk-adjusted returns. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. Currently, many of our Manager’s employees are working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting. In addition, as of September 30, 2020, there have been two forbearance requests approved in our CMBS B-Piece portfolio, representing 0.8% of our unpaid principal balance outstanding. There were nine forbearance requests approved in our SFR loan book, but as of September 30, 2020, these were no longer in forbearance.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Registration Statement on Form S-11, as amended (Registration No. 333-239862), filed with the SEC on July 14, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On March 9, 2020, we announced that our Board authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million during a two-year period that is set to expire on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the repurchase program to include the Company’s Series A Preferred Stock with the same period and repurchase limit.  Since inception through September 30, 2020, we have repurchased 113,511 shares of common stock, par value $0.01 per share, at a total cost of approximately $1.7 million, or $15.11 per share as shown in the table below.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Series A Preferred Stock
Beginning Balance	87,466	15.30	87,466	8.7
July 1 – July 31	—	—	—	8.7
August 1 – August 31	—	—	—	8.7
September 1 – September 30	26,045	14.47	26,045	8.3
Balance as of September 30, 2020	113,511	$15.11	113,511	$8.3

Series A Preferred Stock
Beginning Balance	—	—	—	—
July 1 – July 31	355,000	24.14	—	—
August 1 – August 31	—	—	—	—
September 1 – September 30	—	—	—	8.3
Balance as of September 30, 2020	355,000	$24.14	—	$8.3

(1)	All purchases of Series A Preferred Stock were made by subsidiaries of the Company at the time of the public offering of the Series A Preferred Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1

Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., designating the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on July 20, 2020, File No. 001-39210).

10.1	Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., as amended through October 26, 2020.

10.2†

First Amendment to Management Agreement, dated July 17, 2020, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on July 20, 2020, File No. 001-39210).

10.3*	Equity Commitment Letter, by and between NexPoint RE Merger, Inc., Jernigan Capital, Inc. and affiliates of the Manager, dated August 3, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract, compensatory plan or arrangement
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	President and Director	October 30, 2020
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	October 30, 2020
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)