Form 10-Q
period 2021-03-31
NexPoint Real Estate Finance, Inc.
filed 2021-04-30
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39210

NexPoint Real Estate Finance, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	84-2178264
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2515 McKinney Avenue, Suite 1100, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(833) 697-6246

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share 8.50% Series A Cumulative Redeemable Preferred Stock, par value 0.01 per share	NREF NREF-PRA	New York Stock Exchange New York Stock Exchange

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

As of April 30, 2021, the registrant had 5,282,263 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended March 31, 2021

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this quarterly report are based on management’s then-current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	Our loans and investments expose us to risks similar to and associated with debt-oriented real estate investments generally;

●	Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us;

●	Risks associated with the COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases;

●

Fluctuations in interest rate and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments;

●	Our loans and investments are concentrated in terms of type of interest, geography, asset types and sponsors and may continue to be so in the future;

●	We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs;

●

We have limited operating history as a standalone company and may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to our stockholders;

●

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Advisors, L.P. (our “Sponsor”), members of the management team of NexPoint Real Estate Advisors VII, L.P. (our “Manager”) or their affiliates.

●

We are dependent upon our Manager and its affiliates to conduct our day-to-day operations; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer;

●

Our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager’s compensation arrangements with us, including compensation which may be required to be paid to our Manager if our management agreement is terminated, which could result in decisions that are not in the best interests of our stockholders;

●	We pay substantial fees and expenses to our Manager and its affiliates which may increase the risk that you will not earn a profit on your investment;

●

If we fail to qualify as a real estate investment trust (a "REIT") for U.S. federal income tax purposes, cash available for distributions ("CAD") to be paid to our stockholders could decrease materially, which would limit our ability to make distributions to our stockholders; and

●

Any other risks included under Part I, Item1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 or under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

ii

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,917	$30,241
Restricted cash	570	3,230
Loans, held-for-investment, net	153,637	127,777
Common stock, at fair value	45,460	44,626
Mortgage loans, held-for-investment, net	915,348	918,114
Accrued interest and dividends	5,646	5,078
Mortgage loans held in variable interest entities, at fair value	4,782,318	5,007,515
CMBS structured pass through certificates, at fair value (Note 6)	38,923	38,984
Accounts receivable and other assets	3,384	745
TOTAL ASSETS	$5,960,203	$6,176,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$839,687	$840,453
Master repurchase agreements	162,168	161,465
Unsecured notes, net	35,025	34,960
Accounts payable and other accrued liabilities	3,807	1,779
Accrued interest payable	2,791	2,311
Bonds payable held in variable interest entities, at fair value	4,496,771	4,731,429
Total Liabilities	5,540,249	5,772,397

Redeemable noncontrolling interests in the OP	285,587	275,670

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 5,309,565 and 5,350,000 shares issued and 5,022,578 and 5,022,578 shares outstanding, respectively	50	50
Additional paid-in capital	137,845	138,043
Retained earnings	9,218	3,485
Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 327,422 shares, respectively	(4,195)	(4,784)
Total Stockholders' Equity	134,367	128,243
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,960,203	$6,176,310

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net interest income
Interest income	$12,649	$6,586
Interest expense	(6,497)	(3,331)
Total net interest income	$6,152	$3,255
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	20,711	(25,159)
Change in unrealized gain on CMBS structured pass through certificates	631	—
Change in unrealized gain on common stock	834	—
Loan loss provision	(124)	(212)
Dividend income, net	—	447
Realized losses	(65)	—
Other income	303	—
Total other income (loss)	$22,290	$(24,924)
Operating expenses
General and administrative expenses	1,518	348
Loan servicing fees	1,336	655
Management fees	518	196
Total operating expenses	$3,372	$1,199
Net income	25,070	(22,868)
Preferred stock dividends	(874)	—
Net (income) loss attributable to redeemable noncontrolling interests	(15,829)	16,515
Net income (loss) attributable to common stockholders	8,367	$(6,353)

Weighted-average common shares outstanding - basic	5,023	5,223
Weighted-average common shares outstanding - diluted	19,199	5,223

Earnings (loss) per share - basic	$1.67	$(1.22)
Earnings (loss) per share - diluted	$1.26	$(1.22)

Dividends declared per common share	$0.4750	$0.2198

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	Total
Balances, December 31, 2020	1,645,000	$16	5,022,578	$50	$138,043	$3,485	$(4,784)	$(8,567)	$128,243
Vesting of stock-based compensation	—	—	—	—	391	—	—	—	391
Cancellation of common stock held in treasury	—	—	—	—	(589)	—	589	—	—
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	8,367	—	—	8,367
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($0.4750 per share)	—	—	—	—	—	(2,634)	—	—	(2,634)
Balances, March 31, 2021	1,645,000	$16	5,022,578	$50	$137,845	$9,218	$(4,195)	$(8,567)	$134,367

	Common Stock		Additional	Retained Earnings (Loss)	Common Stock
	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Total
Balances, December 31, 2019	—	$—	$—	$—	$—	$—
Issuance of common stock through public offering, net	5,350,000	54	91,894	—	—	91,948
Repurchase of common stock	(87,466)	(1)	—	—	(1,338)	(1,339)
Net loss attributable to common stockholders	—	—	—	(6,353)	—	(6,353)
Common stock dividends declared ($0.4750 per share)	—	—	—	(1,157)	—	(1,157)
Balances, March 31, 2020	5,262,534	$53	$91,894	$(7,510)	$(1,338)	$83,099

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$25,070	$(22,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums	2,516	1,060
Accretion of discounts	(1,668)	—
Loan loss provision, net	124	212
Net change in unrealized (gain) loss on investments held at fair value	(16,476)	26,901
Net realized losses	65	—
Vesting of stock-based compensation	391	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(568)	(1,632)
Accounts receivable and other assets	(2,639)	(1,096)
Accrued interest payable	480	932
Accounts payable, accrued expenses and other liabilities	1,781	1,636
Net cash provided by operating activities	9,076	5,145

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	96,451	30,481
Proceeds from payments received on mortgage loans held for investment	834	455
Originations of loans, held-for-investment, net	(25,876)	—
Net cash provided by investing activities	71,409	30,936

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(766)	(419)
Distributions to bondholders of variable interest entities	(89,234)	(28,200)
Borrowings under master repurchase agreements	5,737	—
Principal repayments on borrowings under master repurchase agreements	(5,034)	—
Bridge Facility payments	—	(95,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	—	91,948
Repurchase of common stock	—	(1,339)
Dividends paid to common stockholders	(2,386)	(1,157)
Dividends paid to preferred stockholders	(874)	—
Distributions to redeemable noncontrolling interests in the OP	(5,912)	(2,019)
Contributions from noncontrolling interests	—	302
Net cash used in financing activities	(98,469)	(35,884)

Net increase (decrease) in cash, cash equivalents and restricted cash	(17,984)	197
Cash, cash equivalents and restricted cash, beginning of period	33,471	—
Cash, cash equivalents and restricted cash, end of period	$15,487	$197

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$7,289	$3,054
Supplemental Disclosure of Noncash Activities (Note 2)
Contributions from noncontrolling interests, including consolidation of the associated mortgage loans held in variable interest entities	—	2,787,735
Other assets acquired from contributions from noncontrolling interests	—	3,616
Assumed debt on contributions from noncontrolling interests, including consolidation of the associated bonds payable held in variable interest entities	—	(2,539,724)
Increase in dividends payable upon vesting of restricted stock units	248	—
Increase in dividends payable to preferred stockholders	874	—

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company intends to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and common stock, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of March 31, 2021, the Company holds approximately 50.28% of the common limited partnership units in the OP (“OP Units”), and the OP owns approximately 27.78% of the common limited partnership units ("SubOP Units") of two of its subsidiary partnerships and 100% of the SubOP Units of one of its subsidiary partnerships (collectively, the "Subsidiary OPs") (see Note 11). The OP also directly owns all of the membership interests of a limited liability company (the "Mezz LLC") through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP.

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

The Company is externally managed by the Manager through a management agreement dated February 6, 2020 and amended as of July 17, 2020, for a three-year term set to expire on February 6, 2023 (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by NexPoint Real Estate Advisors, L.P., which is wholly owned by our Sponsor.

The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. The Company intends to achieve this objective primarily by originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and common stock, as well as multifamily CMBS securitizations. The Company concentrates on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). In addition, the Company targets lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Through active portfolio management the Company seeks to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and December 31, 2020 and results of operations for the three months ended March 31, 2021 and 2020 have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, and notes thereto in its Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

As a result of the COVID-19 pandemic, the Company has received and may continue to receive forbearance requests and may experience difficulty making new investments or redeploying proceeds from repayments of our existing investments, meeting financial covenants in the Company's debt obligations or accessing debt and equity capital on attractive terms, or at all. In addition, reduced economic activity may cause certain borrowers underlying the Company's real estate related assets and senior loans to become delinquent or default on their loans, or seek to defer payment on, or refinance, their loans. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. From inception through March 31, 2021, there have been two forbearance requests approved in the Company's CMBS B-Piece portfolio, representing 0.9% of the Company's consolidated unpaid principal balance outstanding. Additionally, there were nine forbearance requests approved in the Company's SFR Loan book. However, as of March 31, 2021, these loans were no longer in forbearance. Despite these forbearance requests, the master servicers continued to make payments to the Company for the portion of our CMBS B-Piece and SFR Loans that requested forbearance, and were approved by the Federal Home Loan Mortgage Corporation ("Freddie Mac"), during the entire forbearance period. These agreed upon forbearance requests include both principal and interest payments for three months, with an option to the borrower to extend an additional three months, and require the borrower to repay Freddie Mac within twelve months of the end of the forbearance period. For additional information regarding the risks to the Company related to the COVID-19 pandemic, or any other future pandemic, see "Item 1A. Risk Factors" of our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP. In addition, all of the Company’s debt is an obligation of the Subsidiary OPs.

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

On the Consolidated Balance Sheets as of March 31, 2021, the Company consolidated the five Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

Investment in subsidiaries

The Company conducts its operations through the OP, which acts as the general partner of the Subsidiary OPs which own investments through limited liability companies that are SPEs and as the sole member of the Mezz LLC, which owns investments directly. The Company is the majority limited partner of the OP, holds approximately 50.28% of the OP Units in the OP and has the ability to remove the general partner of the OP with or without cause, and as such, consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the unaudited consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the ownership interests in consolidated subsidiaries held by entities other than the Company. Those noncontrolling interests that the holder is allowed to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The Subsidiary OPs have redeemable noncontrolling interests classified on the Consolidated Balance Sheets as temporary equity in accordance with ASC 480. This is presented as “Redeemable noncontrolling interests in the OP” on the Consolidated Balance Sheets and their share of “Net Income (Loss)” as “Net Income (Loss) attributable to redeemable noncontrolling interests” in the accompanying Consolidated Statements of Operations.

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

Acquisition Accounting

The Company accounts for the assets acquired in the Formation Transaction as asset acquisitions pursuant to ASC 805-50 rather than as business combinations. Substantially all of the fair value of the assets acquired are concentrated in a group of similar identifiable assets, i.e. the SFR Loans represent one acquisition of similar identifiable assets, and the acquisition of the CMBS B-Pieces represents an additional acquisition of similar identifiable assets. Additionally, there were no corresponding in-place workforce, servicing platforms or any other item that could be considered an input or process associated with these assets. As such, the SFR Loans and the CMBS B-Pieces do not constitute businesses as defined by ASC 805-10-55. As the investments in the Initial Portfolio were contributed to the Subsidiary OPs in a non-cash transaction, cost is based on the fair value of the assets at the time of contribution.

Formation Transaction

The Company commenced operations on February 11, 2020 upon the closing of its IPO. Prior to the closing of the IPO, the Company engaged in the Formation Transaction through which it acquired the Initial Portfolio consisting of SFR Loans, CMBS B-Pieces, mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes. The Initial Portfolio was acquired from the Contribution Group pursuant to a contribution agreement through which the Contribution Group contributed their interest in the Initial Portfolio to SPEs owned by the Subsidiary OPs , in exchange for SubOP Units. The assets and liabilities constituting the Initial Portfolio were contributed at fair value using a cutoff date of January 31, 2020. The mezzanine loan, preferred stock and preferred equity investments were valued using a discounted cash flow model using discount rates negotiated with the Contribution Group. A third-party valuation firm was utilized to value the SFR Loans using the income approach in accordance with ASC Topic 820. The income approach utilizes a discounted cash flow method to present value the expected future cash flows. The future cash flows were projected based on the terms of the loans including interest rates, current balances and servicing fees. The future cash flows depend substantially on various other assumptions such as prepayment rates, prepayment charges, default rates, expected loss given default (severity), and other inputs. The Credit Facility (defined below) contributed along with the SFR Loans was also valued using the income approach as previously described. The equity and financial liabilities of the consolidated CMBS B-Pieces were valued using broker quotes (see “—Valuation Methodologies" below for more information on our valuation methodologies). The Bridge Facility (defined below) was originated shortly before the closing of the IPO and was contributed at its carrying value, which approximated fair value. The fair values of the contributed cash and accrued interest and dividends approximated their carrying values because of the short-term nature of these instruments. The fair values of the contributed assets described above were agreed upon by the Contribution Group and used to determine the number of SubOP Units issued. Any purchase premiums or discounts are amortized over the expected life of the investment.

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

From time to time, the Company may have to post cash collateral to satisfy margin calls due to changes in fair value of the underlying collateral subject to master repurchase agreements. This cash is listed as restricted cash on the Consolidated Balance Sheets. Restricted cash is also stated at cost, which approximates fair value.

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

Secured Financing and Master Repurchase Agreements

The Company's borrowings under secured financing agreements and master repurchase agreements are treated as collateralized financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs, if any.

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

For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. As of and for the three months ended March 31, 2021, the Company had no loan modifications and thus no troubled debt restructurings.

A loan is written off when it is no longer realizable and/or it is legally discharged.

The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the three months ended March 31, 2021, there were no loans acquired with deteriorated credit quality.

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

Valuation of Consolidated VIEs

The Company reports the financial assets and liabilities of each consolidated CMBS trust at fair value using the measurement alternative included in Accounting Standards Update (“ASU”) No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). Pursuant to ASU 2014-13, both the financial assets and financial liabilities of the consolidated CMBS trusts are measured using the fair value of the financial liabilities (which are considered more observable than the fair value of the financial assets) and the equity of the CMBS trusts beneficially owned by the Company. As a result, the CMBS issued by the consolidated trusts, but not beneficially owned by us, are presented as financial liabilities in our consolidated financial statements, measured at their estimated fair value; the Company measured the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by the Company. Under the measurement alternative prescribed by ASU 2014-13, “Net income (loss)” reflects the economic interests in the consolidated CMBS beneficially owned by the Company, presented as “Change in net assets related to consolidated CMBS variable interest entities” in the Consolidated Statements of Operations, which includes applicable (1) changes in the fair value of CMBS beneficially owned by the Company, (2) interest income, interest expense and servicing fees earned from the CMBS trusts and (3) other residual returns or losses of the CMBS trusts, if any.

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

SFR Loans, Preferred Equity Investments and Mezzanine Loans - SFR Loans, preferred equity and mezzanine loan investments are categorized as Level 3 assets in the fair value hierarchy. SFR Loans, preferred equity and mezzanine loan investments are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows. The valuation is done for disclosure purposes only as these investments are not carried at fair value on the consolidated balance sheet.

Common Stock Investment - The common stock investment is categorized as a Level 3 asset in the fair value hierarchy. Despite our ability to exercise significant influence, the Company chose to value the investment in NexPoint Storage Partners, Inc. ("NSP") using the fair value option in accordance with ASC 825-10. See Note 5 for additional disclosures regarding the fair value of this investment.

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

Income Taxes

The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT under the Code, commencing with its taxable year ended December 31, 2020. As a result of the Company’s expected REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of March 31, 2021, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

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

The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2021.

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

This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. The amended guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis. That methodology replaces the probable, incurred loss model for those assets. The new standard is effective for the Company for annual and interim periods beginning after December 15, 2022. While the Company is currently evaluating the impact ASU 2016-13 will have on the Company’s consolidated financial statements, the ultimate impact will depend on the portfolio and facts and circumstances near the date of adoption.

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

In March 2020, the FASB issued AU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the U.S. Dollar London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Other Matters

During the first quarter of 2021, an adjustment was made in accordance with ASC Topic 250, Accounting for Changes and Error Corrections, to correct an immaterial error to the Q1 2020 consolidated statement of cash flows. This resulted in an increase of approximately $28.2 million in investing cash inflows with a corresponding increase in financing cash outflows for the three months ended March 31, 2020. Additionally, for the three months ended March 31, 2020, the supplemental disclosures of non-cash investing and financing activities omitted non-cash increases in mortgage loans held in variable interest entities and non-cash increases in bonds payable from consolidated VIE's of approximately $48.0 million related to the consolidation of variable interest entities resulting from contributions of CMBS B-pieces in connection with the Formation Transaction. There was no impact to the Consolidated Balance Sheets, the Consolidated Statements of Operations or the Consolidated Statements of Stockholders' Equity.

3. Loans Held for Investment

The Company’s investments in SFR Loans, mezzanine loans, and preferred equity are accounted for as loans held for investment. The SFR Loans are presented as Mortgage loans, held-for-investment, net and the mezzanine loans and preferred equity is presented as Loans, held-for-investment, net on the Consolidated Balance Sheets. The following table summarizes our loans held for investment as of March 31, 2021 (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
March 31, 2021
SFR Loans, held-for-investment	$853,531	$915,348	26	100.00%	4.90%	7.14
Mezzanine loan, held-for-investment	131,784	134,439	21	79.98%	8.62%	7.42
Preferred equity, held-for-investment	18,877	19,198	3	100.00%	7.79%	6.87
	$1,004,192	$1,068,985	50	97.37%	5.45%	7.17

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average fixed rate is weighted on current principal balance.
(3)	The weighted-average coupon is weighted on current principal balance.
(4)

The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

For the three months ended March 31, 2021, the loan and preferred equity portfolio activity was as follows (in thousands):

Held-for-Investment
Balance at December 31, 2020	$1,045,891
Originations	25,876
Proceeds from principal repayments (1)	(834)
Amortization of loan premium, net (2)	(1,759)
Loan loss provision, net (3)	(124)
Realized losses	(65)
Balance at March 31, 2021	$1,068,985

(1)	Includes principal repayments on SFR Loans.
(2)	Includes net amortization of loan purchase premiums.
(3)	Based on management’s judgment and estimate of credit losses. See Note 2 for additional information.

As of March 31, 2021, there were $65.2 million of unamortized premiums on loans held-for-investment, net on the Consolidated Balance Sheets.

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

March 31, 2021
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	50	1,068,985	100.00%
4	—	—	—
5	—	—	—
	50	$1,068,985	100.00%

As of March 31, 2021, all 50 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	March 31, 2021
Georgia	38.61%
Florida	20.32%
Texas	7.18%
Maryland	6.94%
Minnesota	5.05%
Alabama	3.48%
California	2.63%
New Jersey	1.92%
North Carolina	1.63%
Mississippi	1.01%
Missouri	1.25%
Other (19 states each at <1%)	9.98%
100.00%

Collateral Property Type	March 31, 2021
Single Family Rental	85.00%
Multifamily	15.00%
100.00%

4. CMBS Trusts

As of March 31, 2021, the Company consolidated the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets; recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations; and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company, as operating cash-flows.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	March 31, 2021
Mortgage loans held in variable interest entities, at fair value	$4,782,318
Accrued interest receivable	1,030

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(4,496,771)
Accrued interest payable	(771)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net interest earned	$5,700	$1,742
Unrealized gain (loss)	15,011	(26,901)
Change in net assets related to consolidated CMBS variable interest entities	$20,711	$(25,159)

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	March 31, 2021
Florida	16.18%
Texas	15.21%
Arizona	11.88%
California	8.40%
Georgia	7.19%
Washington	5.88%
Nevada	4.20%
New Jersey	4.22%
New York	3.05%
Pennsylvania	3.36%
Indiana	2.47%
Colorado	2.31%
Virginia	2.12%
Ohio	2.04%
North Carolina	2.02%
Tennessee	1.46%
Maryland	1.34%
Missouri	1.22%
South Carolina	1.10%
Other (16 states each at <1%)	4.37%
100.00%

Collateral Property Type	March 31, 2021
Multifamily	98.09%
Manufactured Housing	1.91%
100.00%

5. Common Stock

On November 6, 2020, in connection with the closing of the acquisition of Jernigan Capital, Inc. ("JCAP"), by affiliates of the Manager, each share of JCAP’s series A preferred stock issued and outstanding immediately prior to the effective time of the acquisition was converted into the right to receive one share of common stock, par value $0.01 per share, of the surviving company. As a result, the entirety of the Company’s preferred stock investment in JCAP was converted into common stock of the surviving company, NSP. NSP provides debt and equity capital to self-storage entrepreneurs with a view toward eventual outright ownership of the facilities it finances. Following the conversion, the Company owns approximately 25.8% of the total outstanding shares of NSP and thus can exercise significant influence over NSP, implying this investment should be accounted for under the equity method. The Company elected the fair-value option in accordance with ASC 825-10-10 for NSP.

The investment in NSP is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. This includes a one for one conversion, accrued interest and dividends and a make whole premium of 5% of the outstanding principal balance of JCAP series A preferred stock, as well as loan deposits paid on behalf of JCAP. The Company's valuation policy for common stock is to use readily available market prices on the relevant valuation date to the extent they are available. The most recent sales price for shares of JCAP common stock occurred on November 6, 2020 at $17.30 per share. This price was used to convert the JCAP common stock and JCAP series A preferred stock into shares of common stock of NSP with a price of $1,063.47 per share. As such, the Company initially measured the common stock investment in NSP using the purchase price. In addition, as this was the last observable market price and there were no significant events nor additional publicly available market prices for NSP common stock, the Company also measured the common stock investment in NSP as of December 31, 2020 using the purchase price. On a quarterly basis beginning March 31, 2021, the Company determines the value using widely accepted valuation techniques including the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by the self-storage assets owned by NSP. Additionally, the income approach is used to determine the fair value of the development loans owned by NSP whereby contractual cash flows are discounted at observable market discount rates.

The following table presents the NSP common stock investment as of March 31, 2021 (in thousands, except share amounts):

	Investment
Investment	Date	Shares	Fair Value	Property Type
Common Stock
NexPoint Storage Partners	11/6/2020	41,963	$45,460	Self-storage

6. CMBS Structured Pass Through Certificates

As of March 31, 2021, the Company held six CMBS I/O Strips at fair value. These CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. See Note 2 and Note 8 for additional disclosures regarding valuation methodologies for the CMBS I/O Strips.

The following table presents the CMBS I/O Strips as of March 31, 2021 (in thousands):

	Investment
Investment	Date	Carrying Value	Property Type	Interest Rate	Current Yield	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	4/15/2020	$1,010	Multifamily	3.40%	12.40%	1/25/2037
CMBS I/O Strip	4/15/2020	945	Multifamily	2.94%	12.99%	12/25/2037
CMBS I/O Strip	5/18/2020	2,532	Multifamily	2.02%	14.43%	9/25/2046
CMBS I/O Strip	8/6/2020	8,147	Multifamily	0.10%	13.73%	6/25/2030
CMBS I/O Strip	8/6/2020	1,769	Multifamily	0.10%	14.73%	6/25/2030
CMBS I/O Strip	8/6/2020	24,520	Multifamily	2.98%	13.57%	6/25/2030
Total		$38,923

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Interest income	$611	$—
Change in unrealized gain on CMBS structured pass through certificates	631	—
	$1,242	$—

7. Debt

The following table summarizes the Company’s financing arrangements in place as of March 31, 2021:

	March 31, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	Apr 2020	162,168	162,168	N/A	(5)	2.41%	0.01	1,944,055	302,736	321,326	10.3
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	779,773	779,773	7/12/2029		2.44%	7.1	853,531	915,348	915,348	7.1
Mezzanine
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	9.1	97,899	101,023	101,023	9.1
Unsecured Note
Various	10/15/2020	36,500	35,025	10/25/2025		7.50%	4.6	N/A	N/A	N/A	N/A
Total/weighted average		$1,038,355	$1,036,880			2.49%	5.98	$2,895,485	$1,319,107	$1,337,697	9.32

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value. SFR Loans and mezzanine loans are shown at their carrying values.
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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group as of March 31, 2021. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of March 31, 2021, the outstanding balance on the Credit Facility was $779.8 million.

In connection with our recent CMBS acquisitions and new mezzanine debt investment, we, through the Subsidiary OPs, have borrowed approximately $162.2 million under our repurchase agreements and posted $1.9 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of March 31, 2021. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

On October 15, 2020, the OP issued Senior Unsecured Notes (the “Notes”) for an aggregate principal amount of $36.5 million and a coupon rate of 7.50%. The Notes are due October 15, 2025 and were sold at approximately 99% of par value for proceeds of approximately $36.1 million before offering costs. Additionally, the Notes are fully guaranteed by the Company in the event that the OP cannot satisfy the obligations of the Notes. As of March 31, 2021, any action required under the guaranty is considered remote.

On October 20, 2020, the Company acquired a portfolio of 18 mezzanine loans with an aggregate principal amount outstanding of approximately $97.9 million and a weighted average fixed interest rate of 7.54% for a price of 102% of the outstanding principal amount plus accrued interest of $0.3 million. Freddie Mac provided seller financing of approximately $59.9 million with a weighted average fixed interest rate of 0.30%. Proceeds from the Notes offering and cash on hand were used to fund the remainder of the purchase price.

As of March 31, 2021, the outstanding principal balances related to the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

		Outstanding
	Investment	Principal
Investment	Date	Balance	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,689	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	9,163	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	4,907	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	9,559	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	6,848	Various	Single-family	Fixed	2.69%	7/1/2028
Senior loan	2/11/2020	5,159	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	11,169	Various	Single-family	Fixed	3.02%	10/1/2028
Senior loan	2/11/2020	7,611	Various	Single-family	Fixed	3.02%	11/1/2028
Senior loan	2/11/2020	46,094	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	8,922	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	35,711	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	5,820	Various	Single-family	Fixed	2.68%	11/1/2028
Senior loan	2/11/2020	13,603	Various	Single-family	Fixed	2.61%	11/1/2023
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	9,436	Various	Single-family	Fixed	3.02%	12/1/2028
Senior loan	2/11/2020	9,900	Various	Single-family	Fixed	2.77%	12/1/2028
Senior loan	2/11/2020	4,863	Various	Single-family	Fixed	2.97%	1/1/2029
Senior loan	2/11/2020	8,360	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,786	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	4,273	Various	Single-family	Fixed	3.06%	2/1/2029
Senior loan	2/11/2020	15,962	Various	Single-family	Fixed	2.91%	2/1/2029
Senior loan	2/11/2020	6,965	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	7,245	Various	Single-family	Fixed	2.80%	2/1/2029
Senior loan	2/11/2020	6,106	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	55,988	Various	Single-family	Fixed	2.70%	3/1/2029
Total		$779,773				2.44%
Mezzanine Loans
Senior loan	10/20/2020	$3,348	Wilmington, DE	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	6,353	White Marsh, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	8,723	Philadelphia, PA	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	2,264	Daytona Beach, FL	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	7,344	Laurel, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	1,836	Temple Hills, MD	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	918	Temple Hills, MD	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	3,390	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,215	Rosedale, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	North Aurora, IL	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	5,881	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	662	Vancouver, WA	Multifamily	Fixed	0.30%	11/1/2030
Senior loan	10/20/2020	1,307	Tyler, TX	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	728	Las Vegas, NV	Multifamily	Fixed	0.30%	3/1/2029
Senior loan	10/20/2020	2,026	Atlanta, GA	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,763	Des Moines, IA	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,454	Urbandale, IA	Multifamily	Fixed	0.30%	11/1/2028
Total		$59,914				0.30%

For the three months ended March 31, 2021, the activity related to the carrying value of the secured financing agreements and master repurchase agreements were as follows (in thousands):

Balances as of December 31, 2020	$1,036,878
Principal borrowings	5,737
Principal repayments	(5,800)
Accretion of loan discounts	65
Balances as of March 31, 2021	$1,036,880

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2021 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2021¹	—	$(162,168)	$(162,168)
2022	—	—	—
2023	—	(18,510)	(18,510)
2024	—	(5,786)	(5,786)
2025	—	(46,094)	(46,094)
Thereafter	(36,500)	(769,297)	(805,797)
	$(36,500)	$(1,001,855)	$(1,038,355)

(1)	The transactions in place in the master repurchase agreement with Mizuho have a one-month to two-month tenor and are expected to roll accordingly.

8. Fair Value of Financial Instruments

Fair-value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market-participant assumptions in fair-value measurements, ASC 820 establishes a fair-value hierarchy that distinguishes between market-participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market-participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

●	Level 1 inputs are adjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

●

Level 2 inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar instruments in active markets, and inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, related market activity for the asset or liability.

The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Financial Instruments Carried at Fair Value

See Note 2 and Notes 4 through 6 for additional information.

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of  March 31, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$14,917	$14,917	$—	$—	$14,917
Restricted Cash	570	570	—	—	570
Loans, held-for-investment, net	153,637	—	—	153,382	153,382
Common stock	45,460	—	—	45,460	45,460
Mortgage loans, held-for-investment, net	915,348	—	—	904,317	904,317
Accrued interest and dividends	5,646	5,646	—	—	5,646
Mortgage loans held in variable interest entities, at fair value	4,782,318	—	4,782,318	—	4,782,318
CMBS structured pass through certificates, at fair value	38,923	—	38,923	—	38,923
Other assets	3,384	3,384	—	—	3,384
	$5,960,203	$24,517	$4,821,241	$1,103,159	$5,948,917

Liabilities
Secured financing agreements, net	$839,687	$—	$—	$869,421	$869,421
Master repurchase agreements	162,168	—	—	162,168	162,168
Unsecured Notes	35,025	—	—	35,025	35,025
Accounts payable and other accrued liabilities	3,807	3,807	—	—	3,807
Accrued interest payable	2,791	2,791	—	—	2,791
Bonds payable held in variable interest entities, at fair value	4,496,771	—	4,496,771	—	4,496,771
	$5,540,249	$6,598	$4,496,771	$1,066,614	$5,569,983

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 11). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At March 31, 2021, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets.

9. Stockholders’ Equity

Common Stock

On February 11, 2020, the Company completed its IPO of 5,000,000 shares of common stock, par value $0.01 per share, at a price of $19.00 per share. In connection with the IPO, the Company sold an additional 350,000 shares of common stock, par value $0.01 per share, at a price of $19.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares. Gross proceeds from the IPO and partial exercise was approximately $101.7 million. Underwriting discounts and commissions of approximately $6.9 million and offering expenses of approximately $3.3 million were deducted from additional paid in capital.

As of March 31, 2021, the Company had 5,309,565 shares of common stock, par value $0.01 per share, issued and 5,022,578 shares of common stock, par value $0.01 per share, outstanding.

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

Share Repurchase Program

On March 9, 2020, the Board authorized a share repurchase program (the "Share Repurchase Program") through which the Company may repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock, par value $0.01 per share, during a two-year period that is set to expire on March 9, 2022 (the “Share Repurchase Program”). On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time. From inception through March 31, 2021, the Company has repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987.

The audit committee has approved and ratified, subject to the prior authorization of our Board, repurchases from related party affiliates of the Company through the Share Repurchase Program, including accounts advised by affiliates of our Sponsor. As of  March 31, 2021, the Company has not repurchased shares of common stock or Series A Preferred Stock under the Share Repurchase Program from its officers, directors, Manager or Sponsor, or affiliates of any of the foregoing.

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

Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries and on February 22, 2021 the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2021:

	2021
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding January 1, 2021	290,851	$12.12
Granted	232,184	19.39
Vested	—	—
Forfeited	—	—
Outstanding March 31, 2021	523,035	$15.35

At-The-Market-Offering

On March 31, 2021, the Company, the OP and the Manager entered into separate equity distribution agreements (the "Equity Distribution Agreements") with each of Raymond James & Associates, Inc., Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the "Sales Agents"), pursuant to which the Company may issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the "ATM Program"). The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale.

Sales of shares of common stock or Series A Preferred Stock under the ATM Program, if any, may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 under the Securities Act including, without limitation, sales made by means of ordinary brokers' transactions on the NYSE, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.

Dividends

The Board declared the first quarterly dividend of 2021 to common shareholders of $0.475 per share on February 15, 2021 which was paid on March 31, 2021 to common stockholders of record on March 15, 2021.

The Board declared a dividend to preferred stockholders of $0.53125 per share on March 15, 2021, which was paid on April 25, 2021 to preferred stockholders of record on March 25, 2021.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding and excludes any unvested restricted stock units issued pursuant to the 2020 LTIP.

Diluted earnings (loss) per share is computed by adjusting basic earnings (loss) per share for the dilutive effect of the assumed vesting of restricted stock units. Additionally, the Company includes the dilutive effect of the potential redemption of OP Units for common shares in accordance with the amended partnership agreement of the OP. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2021	2020
Net income attributable to common stockholders	$8,367	$(6,353)

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	15,829	(16,515)
Net income for diluted computations	$24,196	$(22,868)

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	5,023	5,223
Average number of unvested restricted stock units	389	—
Average number of OP Units	13,787	12,596
Average number of common shares outstanding - diluted	19,199	17,819
Earnings (loss) per weighted average common share:
Basic	$1.67	$(1.22)
Diluted	$1.26	$(1.22)

11. Noncontrolling Interests

Redeemable Noncontrolling Interests in the Subsidiary OPs

In connection with the Formation Transaction, the Contribution Group contributed assets to SPEs owned by Subsidiary OPs of the Company in exchange for SubOP Units. Net income (loss) is allocated to holders of SubOP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of SubOP Units outstanding to total common shares plus SubOP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to SubOP Units in accordance with the terms of the partnership agreement of the Subsidiary OPs. Each time the Subsidiary OPs distribute cash, limited partners of the Subsidiary OPs receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the Subsidiary OPs have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the Subsidiary OPs.

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

The OP is the general partner of the Subsidiary OPs and may, in its sole discretion, purchase the SubOP Units by paying to the SubOP Unit holder either the Cash Amount or the OP Unit Amount (one OP Unit for each SubOP Unit, subject to adjustment), as defined in the partnership agreements of the Subsidiary OPs. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the OP Units to the redeeming limited partner would (1) be prohibited, as determined in the OP’s sole discretion, or (2) cause the acquisition of OP Units by such redeeming limited partner to be “integrated” with any other distribution of OP Units for purposes of complying with the Securities Act of 1933, as amended (the "Securities Act").

The OP, as the general partner and primary beneficiary of the Subsidiary OPs, consolidates the Subsidiary OPs.

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of March 31, 2021, the Company is the majority limited partner in the OP. Net income (loss) is allocated to holders of OP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

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

The Cash Amount is defined in the partnership agreement of the OP as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company's common stock, which because the Company's common stock is listed on the New York Stock Exchange (the "NYSE") will be calculated for the ten consecutive trading days (the "Ten Day VWAP") immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the "Valuation Date").  The Ten Day VWAP calculated based on a Valuation Date of March 31, 2021 was $18.40 and there were 13,787,123 OP Units outstanding. Assuming (1) that the Ten Day VWAP exceeded the NAV, (2) that all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of March 31, 2021, and (3) that the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $253.7 million in cash consideration to redeem the OP Units.

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

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the three months ended March 31, 2021 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2020	$275,670
Contributions from redeemable noncontrolling interests in the OP	—
Net income attributable to redeemable noncontrolling interests in the OP	15,829
Distributions to redeemable noncontrolling interests in the OP	(5,912)
Redeemable noncontrolling interests in the OP, March 31, 2021	$285,587

On July 20, 2020, in connection with the anticipated issuance by the Company of the Series A Preferred Stock, the OP GP , following the direction and approval of the Board, amended the partnership agreement of the OP to provide for the issuance of 8.50% Series A Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series A Preferred Units”). The Company contributed the net proceeds from the sale of the Series A Preferred Stock to the OP in exchange for the same number of Series A Preferred Units. The Series A Preferred Units have economic terms that are substantially the same as the terms of the Series A Preferred Stock. The Series A Preferred Units rank, as to distributions and upon liquidation, senior to OP Units. On March 31, 2021, in connection with the Company's ATM Program (as defined below), the OP GP, following the direction and approval of the Board, further amended the partnership agreement of the OP to provide for the issuance of additional Series A Preferred Units.

12. Related Party Transactions

Formation Transaction

The Company commenced operations on February 11, 2020 upon the closing of its IPO. Prior to the closing of the IPO, the Company engaged in the Formation Transaction through which it acquired the Initial Portfolio. The Initial Portfolio was acquired from the Contribution Group, which was comprised of affiliates of our Sponsor, pursuant to a contribution agreement with the Contribution Group through which the Contribution Group contributed their interest in the Initial Portfolio to SPEs owned by the Subsidiary OPs, in exchange for SubOP Units. See Note 1 for additional disclosures regarding the Formation Transaction and Note 11 for more information regarding the noncontrolling interests in the Subsidiary OPs held by the Contribution Group.

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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations, and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2021, there were no Offering Expenses that were paid on the Company's behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334.09 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 95.2% occupancy as of March 31, 2021. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 82.9% and a maturity date of May 1, 2030.

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

Jernigan Capital Acquisition

On November 6, 2020, a subsidiary of the Company and affiliates of our Manager completed a merger with JCAP, taking that entity private, and converting the Company’s preferred stock investment into common shares of NSP, the surviving entity. See Note 5 for additional disclosure regarding this transaction.

RSU Issuance

On  May 8, 2020, in accordance with the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, and on February 22, 2021 the Company granted 232,184 restricted stock units to its directors, officers employees and certain key employees of the Manager and its affiliates. See Note 9 for additional disclosures.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the three months ended March 31, 2021, operating expenses did not exceed the Expense Cap.

For the three months ended March 31, 2021 and 2020, the Company incurred management fees of $0.5 million and $0.2 million, respectively.

13. Commitments and Contingencies

The Company is not aware of any contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

The Notes previously mentioned in Note 7 are fully guaranteed by the Company. As of March 31, 2021, there has been no indication that the OP will not be able to satisfy the terms of the Notes. The Company considers any action required under the guaranty to be remote.

14. Subsequent Events

At-The-Market-Offering

No issuances of securities under the ATM Program occurred in the quarter ended March 31, 2021. Subsequent to quarter end and as of April 30, 2021, the Company had issued 259,685 shares of common stock at an average price of $20.27 per share for gross proceeds of approximately $5.3 million. The Company paid approximately $0.1 million in fees to the Sales Agents with respect to such sales which were netted against the gross proceeds.

Unsecured Notes Offering

On April 20, 2021, the Company issued $75 million in aggregate principal amount of its 5.75% Senior Notes due 2026 at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Senior Notes.

CMBS Acquisitions

On April 28, 2021, the Company, through a Subsidiary OP, purchased approximately $50.0 million aggregate notional amount of the X1 interest-only tranche of the Freddie Mac K-107 CMBS at a price equal to 12.06% of par value, or approximately $6.1 million. Approximately $4.6 million of the purchase price was financed through a repurchase agreement bearing an interest rate of 0.5% over one-month LIBOR. The investment has a coupon rate of 1.71%, a yield of approximately 14.04% and a maturity date of January 25, 2030.

On April 29, 2021, the Company, through the Subsidiary OPs, purchased approximately $76.0 million in aggregate principal amount of the Class CS tranche of the Freddie Mac KF-108 CMBS at a price equal to 100% of par value, representing 100% of the Class CS tranche. The underlying portfolio consists of 37 floating-rate mortgage loans which are secured by multifamily properties. The Class CS tranche is the most subordinated tranche of this CMBS securitization, which includes the controlling class, and as a result the Company has the ability to remove and replace the special servicer. As such, it is expected that this CMBS securitization will be consolidated by the Company.

Dividends Declared

On April 26, 2021, the Board declared a quarterly dividend of $0.4750 per share, payable on June 30, 2021 to common stockholders of record on June 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and the “Risk Factors” in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K  filed with the SEC on February 25, 2021.

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

Our investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We seek to employ a flexible and relative-value focused investment strategy and expect to re-allocate capital periodically among our target investment classes. We believe this flexibility will enable us to efficiently manage risk and deliver attractive risk-adjusted returns under a variety of market conditions and economic cycles. For highlights of our recent acquisition, financing and other activity, see "—Investments in the Quarter” and “—Liquidity and Capital Resources” below. Our business continues to be subject to the uncertainties associated with COVID-19. For additional information, see Note 2 to our consolidated financial statements.

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of March 31, 2021 approximately $12.4 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, SSB is one of the most experienced global alternative credit managers managing approximately $13.0 billion of loans and debt or credit related investments as of March 31, 2021 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We intend to elect to be treated as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

Investments in the Quarter

On January 21, 2021, the Company issued two mezzanine loans encompassing an A-note and B-note structure, with an aggregate principal amount outstanding of approximately $26.4 million. The $24.8 million A-note matures on January 21, 2024, plus two one-year extensions and the $1.6 million B-note matures on February 21, 2022. The A-note generates interest income at a rate of the Wall Street Journal (“WSJ”) Prime Rate plus a spread with a minimum all-in rate of 12.5% for the first 25 months, and 14.5% thereafter. The B-note generates interest income at a rate of WSJ Prime Rate plus a spread over the index of 10.0%, with a minimum all-in rate of 12.5%. A fixed minimum rate of 8.0% is paid in cash on a monthly basis. The difference between the 8.0% minimum monthly payment and the all-in rate is accrued as paid-in-kind interest and is compounded on a monthly basis.

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

The following table presents the components of net interest income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$8,733	$917,113	3.81%	$6,099	$934,175	3.97%
Mezzanine loans	2,736	113,260	9.66%	81	3,221	15.28%
Preferred equity	569	19,209	11.85%	406	19,061	12.96%
CMBS structured pass through certificates, at fair value	611	38,954	6.27%	—	—	N/A
Total interest income	$12,649	$1,088,536	4.65%	$6,586	$956,457	4.13%
Interest expense
Repurchase agreements	(819)	(162,122)	2.02%	—	—	N/A
Long-term seller financing	(4,929)	(780,080)	2.53%	(3,331)	(788,554)	2.57%
Unsecured Notes	(749)	(36,500)	8.21%	—	—	N/A
Total interest expense	$(6,497)	$(978,702)	2.66%	$(3,331)	$(788,554)	2.57%
Net interest income (3)	$6,152			$3,255

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

Other Income (Loss)

Change in net assets related to consolidated CMBS variable interest entities. Includes unrealized gain (loss) based on changes in the fair value of the assets and liabilities of the CMBS trusts and net interest earned on the consolidated CMBS trusts. See Note 4 to our consolidated financial statements for additional information.

Change in unrealized gain on CMBS structured pass through certificates. Includes unrealized gain (loss) based on changes in the fair value of the CMBS I/O Strips. See Note 6 to our consolidated financial statements for additional information.

Change in unrealized gain on common stock held at fair value. Includes unrealized gain (loss) based on changes in the fair value of our common stock investment in NSP. See Note 5 to our consolidated financial statements for additional information.

Loan loss provision, net. Loan loss provision, net represents the change in our allowance for loan losses. See Note 2 to our consolidated financial statements for additional information.

Dividend income. Dividend income represents the accrued interest income and quarterly cash and stock dividends earned on our preferred stock investment in JCAP.

Realized losses. Realized losses relate to the difference between par and amortized cost on SFR Loan principal payments. Realized losses include the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized losses. The Company reverses cumulative unrealized gains or losses previously reported in its Consolidate Statements of Operations with respect to the investment sold at the time of the sale.

Other income. Includes prepayment fees, placement fees, exit fees and other miscellaneous income items.

Operating Expenses

G&A expenses. G&A expenses include, but are not limited to, audit fees, legal fees, listing fees, Board fees, equity-based and other compensation expenses, investor-relations costs and payments of reimbursements to our Manager. The Manager will be reimbursed for expenses it incurs on behalf of the Company. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, except that 50% of the salary of our VP of Finance is allocated to us and we may grant equity awards to our officers under the 2020 LTIP. Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value determined in accordance with GAAP, for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate related investments. To the extent total corporate G&A expenses would otherwise exceed 2.5% of equity book value, our Manager will waive all or a portion of its Annual Fee to keep our total corporate G&A expenses at or below 2.5% of equity book value.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table sets forth a summary of our operating results for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net interest income	$6,152	$3,255
Other income (loss)	22,290	(24,924)
Operating expenses	3,372	1,199
Net income (loss)	25,070	(22,868)
Preferred stock dividends	(874)	—
Net (income) loss attributable to redeemable noncontrolling interests in the OP	(15,829)	16,515
Net income (loss) attributable to common stockholders	$8,367	$(6,353)

The change in our net income for the three months ended March 31, 2021 as compared to the net loss for the three months ended March 31, 2020 primarily relates to increases in net interest income and other income including changes in net assets related to consolidated CMBS VIEs, and the fact that the prior period was a partial quarter as the Company did not begin significant operations until February 11, 2020. Our net income attributable to common stockholders for the three months ended March 31, 2021 was approximately $8.4 million. We earned approximately $6.2 million in net interest income, $22.3 million in other income, incurred operating expenses of $3.4 million, allocated $0.9 million of income to preferred stockholders and allocated $15.8 million of income to redeemable noncontrolling interest in the OP for the three months ended March 31, 2021.

Revenues

Net interest income. Net interest income was $6.2 million for the three months ended March 31, 2021 compared to $3.3 million for the three months ended March 31, 2020 which was an increase of approximately $2.9 million. The increase between the periods is primarily due to an increase in investments and the number of days in operation compared to the prior period. As of March 31, 2021 we own 62  discrete investments compared to 34 as of March 31, 2020.

Other income. Other income was $22.3 million for the three months ended March 31, 2021 compared to a loss of $24.9 million for the three months ended March 31, 2020 which was an increase of approximately $47.2 million. This was primarily due to an increase in net assets related to consolidated CMBS VIEs and an increase in fair value marks between the periods.

Expenses

G&A expenses. G&A expenses were $1.5 million for the three months ended March 31, 2021. compared to $0.3 million for the three months ended March 31, 2020 which was an increase of approximately $1.2 million. The increase between the periods was primarily due to a $0.5 million increase in legal fees and the number of days in operation compared to the prior period.

Loan servicing fees. Loan servicing fees were $1.3 million for the three months ended March 31, 2021. compared to $0.7 million for the three months ended March 31, 2020 which was an increase of approximately $0.6 million. The increase between the periods was primarily due to an increase in loans in the portfolio and the number of days in operation compared to the prior period.

Management fees. Management fees were $0.5 million for the three months ended March 31, 2021. compared to $0.2 million for the three months ended March 31, 2020 which was an increase of approximately $0.3 million. The increase between the periods was primarily due to the number of days in operation compared to the prior period.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to redeemable noncontrolling interests	$15,829	$(16,515)
Net income (loss) attributable to common stockholders	8,367	(6,353)
Weighted-average number of shares of common stock outstanding
Basic	5,023	5,223
Diluted	19,199	5,223
Net income (loss) per share, basic	1.67	(1.22)
Net income (loss) per share, diluted	1.26	(1.22)
Dividends declared per share	$0.4750	$0.2198

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

The following table provides a reconciliation of Core Earnings to GAAP net income (loss) attributable to common stockholders (in thousands, except per share amount):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$8,367	$(6,353)
Adjustments
Amortization of stock-based compensation	391	—
Loan loss provision	38	59
Unrealized (gains) or losses (1)	(5,927)	7,473
Core Earnings	$2,869	$1,179

Weighted-average common shares outstanding - basic	5,023	5,223
Weighted-average common shares outstanding - diluted (2)	5,411	5,223

Core Earnings per Diluted Weighted-Average Share	$0.53	$0.23

(1)	Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common shareholders.
(2)	Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

The following table provides a reconciliation of Core Earnings to GAAP net income including the dilutive effect of non-controlling interests (in thousands, except per share amount):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to redeemable noncontrolling interests	$15,829	$(16,515)
Net income (loss) attributable to common stockholders	8,367	(6,353)
Adjustments
Amortization of stock-based compensation	391	—
Loan loss provision	124	212
Unrealized (gains) or losses (1)	(16,476)	26,901
Core Earnings	$8,235	$4,245

Weighted-average common shares outstanding - basic	5,023	5,223
Weighted-average common shares outstanding - diluted	19,199	17,819

Core Earnings per Diluted Weighted-Average Share	$0.43	$0.24

(1)	Unrealized gains are the net change in unrealized loss on investments held at fair value.

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

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$8,367	$(6,353)
Adjustments
Amortization of stock-based compensation	391	—
Amortization of premiums	618	294
Loan loss provision, net	38	59
Change in unrealized loss on investments held at fair value	(5,927)	7,473
Accretion of discounts	(676)	—
CAD	$2,811	$1,473

Weighted-average common shares outstanding - basic	5,023	5,223
Weighted-average common shares outstanding - diluted (1)	5,411	5,223

CAD per share of common stock	$0.52	$0.28

(1) Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

          The following table provides a reconciliation of CAD including the dilutive effect of non-controlling interests (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to redeemable noncontrolling interests	$15,829	$(16,515)
Net income (loss) attributable to common stockholders	8,367	(6,353)
Adjustments
Amortization of stock-based compensation	391	—
Amortization of premiums	2,516	1,060
Loan loss provision, net	124	212
Change in unrealized loss on investments held at fair value	(16,476)	26,901
Accretion of discounts	(1,668)	—
CAD	$9,083	$5,305

Weighted-average common shares outstanding - basic	5,023	5,223
Weighted-average common shares outstanding - diluted	19,199	17,819

CAD per common share of common stock and redeemable SubOP Units	$0.47	$0.30

Book Value per Share

The following table calculates our book value per share (in thousands, except per share data):

	March 31, 2021	December 31, 2020
Common stockholders' equity	$96,857	$90,733
Shares of common stock outstanding at period end	5,023	5,023
Book value per share of common stock	$19.28	$18.07

Book value per share as of March 31, 2021, includes the impact of $20.7 million, or $1.44 per common share, due to the change in net assets related to consolidated CMBS VIEs.

Due to the large noncontrolling interest in the Subsidiary OPs (see Note 11 to our consolidated financial statements, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	March 31, 2021	December 31, 2020
Common stockholders' equity	$96,857	$90,733
Redeemable noncontrolling interests in the OP	285,587	275,670
Total equity	$382,444	$366,403

Redeemable SubOP Units at period end	13,787	13,787
Shares of common stock outstanding at period end	5,023	5,023
Combined shares of common stock and redeemable SubOP Units	18,810	18,810
Combined book value per share	$20.33	$19.48

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, and a common stock investment with a combined unpaid principal balance of $3.0 billion at March 31, 2021 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of March 31, 2021 (dollars in thousands):

			Current						Remaining
		Investment	Principal						Term (3)
	Investment (1)	Date	Amount		Net Equity (2)	Location	Property Type	Coupon	(years)
	SFR Loans
1	Senior loan	2/11/2020	$508,700		$81,341	Various	Single-family	4.65%	7.43
2	Senior loan	2/11/2020	10,527		1,662	Various	Single-family	5.35%	6.84
3	Senior loan	2/11/2020	5,551		823	Various	Single-family	5.33%	2.34
4	Senior loan	2/11/2020	10,471		1,671	Various	Single-family	5.30%	7.43
5	Senior loan	2/11/2020	7,529		1,203	Various	Single-family	5.08%	7.26
6	Senior loan	2/11/2020	5,615		900	Various	Single-family	5.24%	7.51
7	Senior loan	2/11/2020	12,201		1,955	Various	Single-family	5.54%	7.51
8	Senior loan	2/11/2020	8,200		1,323	Various	Single-family	5.85%	7.59
9	Senior loan	2/11/2020	51,304		7,933	Various	Single-family	4.74%	4.51
10	Senior loan	2/11/2020	9,621		1,550	Various	Single-family	6.10%	7.51
11	Senior loan	2/11/2020	38,021		6,119	Various	Single-family	5.55%	7.59
12	Senior loan	2/11/2020	6,236		1,002	Various	Single-family	5.47%	7.59
13	Senior loan	2/11/2020	15,300		2,277	Various	Single-family	5.46%	2.59
14	Senior loan	2/11/2020	5,760		927	Various	Single-family	5.99%	7.68
15	Senior loan	2/11/2020	10,147		1,640	Various	Single-family	5.72%	7.68
16	Senior loan	2/11/2020	10,559		1,700	Various	Single-family	5.60%	7.68
17	Senior loan	2/11/2020	5,317		853	Various	Single-family	5.46%	7.76
18	Senior loan	2/11/2020	9,166		1,479	Various	Single-family	5.88%	7.76
19	Senior loan	2/11/2020	6,622		1,009	Various	Single-family	4.83%	2.84
20	Senior loan	2/11/2020	4,729		757	Various	Single-family	5.35%	7.85
21	Senior loan	2/11/2020	17,150		2,770	Various	Single-family	5.61%	7.85
22	Senior loan	2/11/2020	7,687		1,233	Various	Single-family	5.34%	7.85
23	Senior loan	2/11/2020	7,813		1,262	Various	Single-family	5.47%	7.85
24	Senior loan	2/11/2020	6,758		1,081	Various	Single-family	5.46%	7.92
25	Senior loan	2/11/2020	10,523		1,641	Various	Single-family	4.72%	4.92
26	Senior loan	2/11/2020	62,023		9,907	Various	Single-family	4.95%	7.92
	Total		853,531		136,019			4.90%	7.14

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020	62,103	(4)	31,960	Various	Various	6.08%	4.91
2	CMBS B-Piece	2/11/2020	49,771	(4)	25,939	Various	Various	6.12%	5.66
3	CMBS B-Piece	4/23/2020	81,999	(4)	34,009	Various	Multifamily	3.50%	8.91
4	CMBS B-Piece	7/30/2020	66,742	(4)	32,702	Various	Multifamily	9.12%	6.24
5	CMBS B-Piece	8/6/2020	108,643	(4)	24,080	Various	Various	0.00%	9.24
	Total		369,258		148,689			4.27%	7.41

	CMBS I/O Strips
1	CMBS I/O Strip	4/15/2020	3,088	(5)	375	Various	Various	3.40%	15.83
2	CMBS I/O Strip	4/15/2020	3,214	(5)	363	Various	Various	2.94%	16.75
3	CMBS I/O Strip	5/18/2020	17,590	(5)	887	Various	Multifamily	2.02%	25.50
4	CMBS I/O Strip	8/6/2020	108,643	(5)	8,455	Various	Various	2.98%	9.24
5	CMBS I/O Strip	8/6/2020	1,180,571	(5)	2,945	Various	Various	0.10%	9.24
6	CMBS I/O Strip	8/6/2020	267,986	(5)	588	Various	Various	0.10%	9.24
	Total		1,581,093		13,612			0.33%	9.45

	Mezzanine Loan
1	Mezzanine	6/12/2020	7,500		7,500	Houston, TX	Multifamily	11.00%	2.25
2	Mezzanine	10/20/2020	5,470		2,296	Wilmington, DE	Multifamily	7.50%	8.09
3	Mezzanine	10/20/2020	10,380		4,361	White Marsh, MD	Multifamily	7.42%	10.26
4	Mezzanine	10/20/2020	14,253		5,983	Philadelphia, PA	Multifamily	7.59%	8.18
5	Mezzanine	10/20/2020	3,700		1,553	Daytona Beach, FL	Multifamily	7.83%	7.51
6	Mezzanine	10/20/2020	12,000		5,041	Laurel, MD	Multifamily	7.71%	10.01
7	Mezzanine	10/20/2020	3,000		1,260	Temple Hills, MD	Multifamily	7.32%	10.34
8	Mezzanine	10/20/2020	1,500		630	Temple Hills, MD	Multifamily	7.22%	10.34
9	Mezzanine	10/20/2020	5,540		2,325	Lakewood, NJ	Multifamily	7.33%	8.09
10	Mezzanine	10/20/2020	3,620		1,521	Rosedale, MD	Multifamily	7.42%	10.26
11	Mezzanine	10/20/2020	6,829		2,866	North Aurora, IL	Multifamily	7.53%	7.76
12	Mezzanine	10/20/2020	9,610		4,037	Cockeysville, MD	Multifamily	7.42%	10.26
13	Mezzanine	10/20/2020	7,390		3,105	Laurel, MD	Multifamily	7.42%	10.26
14	Mezzanine	10/20/2020	1,082		455	Vancouver, WA	Multifamily	8.70%	9.59
15	Mezzanine	10/20/2020	2,135		896	Tyler, TX	Multifamily	7.74%	7.51
16	Mezzanine	10/20/2020	1,190		499	Las Vegas, NV	Multifamily	7.71%	7.92
17	Mezzanine	10/20/2020	3,310		1,389	Atlanta, GA	Multifamily	6.91%	8.26
18	Mezzanine	10/20/2020	2,880		1,209	Des Moines, IA	Multifamily	7.89%	7.59
19	Mezzanine	10/20/2020	4,010		1,683	Urbandale, IA	Multifamily	7.89%	7.59
20	Mezzanine	1/21/2021	24,844		24,402	Los Angeles, CA	Multifamily	13.25%	2.81
21	Mezzanine	1/21/2021	1,541		1,513	Los Angeles, CA	Multifamily	13.25%	2.81
			131,784		74,525			8.88%	7.42

	Preferred Equity
1	Preferred Equity	2/11/2020	5,056		5,274	Jackson, MS	Multifamily	12.50%	6.67
2	Preferred Equity	2/11/2020	3,821		3,925	Corpus Christi, TX	Multifamily	15.25%	1.34
3	Preferred Equity	5/29/2020	10,000		10,000	Houston, TX	Multifamily	11.00%	9.09
	Total		18,877		19,198			12.26%	6.87

	Common Stock
1	Common Stock	11/6/2020	N/A	(6)	45,460	N/A	Self-Storage	N/A	N/A

(1)

Our total portfolio represents the current principal amount of the consolidated SFR Loans, the mezzanine loans, preferred equity, common stock and CMBS I/O Strips, as well as the net equity of our CMBS B-Piece investments.

(2)	Net equity represents the carrying value less borrowings collateralized by the investment.
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

(6)	Common stock consists of NSP common stock.

The following table details overall statistics for our portfolio as of March 31, 2021 (dollars in thousands):

	Total	Floating Rate	Fixed Rate	Common Stock
	Portfolio	Investments	Investments	Investments
Number of investments	62	5	57	1
Principal balance (1)	$1,411,791	$205,001	$1,206,790	N/A
Carrying value	$1,439,359	$205,501	$1,233,858	$45,460
Weighted-average cash coupon	5.36%	8.00%	4.91%	N/A
Weighted-average all-in yield	5.06%	8.31%	4.51%	N/A

(1)	Cost is used in lieu of principal balance for CMBS I/O Strips.

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

	Asset Metrics			Debt Metrics
Investment	Fixed/Floating Rate	Interest Rate	Maturity Date	Fixed/Floating Rate	Interest Rate	Maturity Date
SFR Loans
Senior loan	Fixed	4.65%	9/1/2028	Fixed	2.24%	9/1/2028
Senior loan	Fixed	5.35%	2/1/2028	Fixed	3.51%	2/1/2028
Senior loan	Fixed	5.33%	8/1/2023	Fixed	2.48%	8/1/2023
Senior loan	Fixed	5.30%	9/1/2028	Fixed	2.79%	9/1/2028
Senior loan	Fixed	5.08%	7/1/2028	Fixed	2.69%	7/1/2028
Senior loan	Fixed	5.24%	10/1/2028	Fixed	2.64%	10/1/2028
Senior loan	Fixed	5.54%	10/1/2028	Fixed	3.02%	10/1/2028
Senior loan	Fixed	5.85%	11/1/2028	Fixed	3.02%	11/1/2028
Senior loan	Fixed	4.74%	10/1/2025	Fixed	2.14%	10/1/2025
Senior loan	Fixed	6.10%	10/1/2028	Fixed	3.30%	10/1/2028
Senior loan	Fixed	5.55%	11/1/2028	Fixed	2.70%	11/1/2028
Senior loan	Fixed	5.47%	11/1/2028	Fixed	2.68%	11/1/2028
Senior loan	Fixed	5.46%	11/1/2023	Fixed	2.61%	11/1/2023
Senior loan	Fixed	5.99%	12/1/2028	Fixed	3.14%	12/1/2028
Senior loan	Fixed	5.72%	12/1/2028	Fixed	3.02%	12/1/2028
Senior loan	Fixed	5.60%	12/1/2028	Fixed	2.77%	12/1/2028
Senior loan	Fixed	5.46%	1/1/2029	Fixed	2.97%	1/1/2029
Senior loan	Fixed	5.88%	1/1/2029	Fixed	3.14%	1/1/2029
Senior loan	Fixed	4.83%	2/1/2024	Fixed	2.40%	2/1/2024
Senior loan	Fixed	5.35%	2/1/2029	Fixed	3.06%	2/1/2029
Senior loan	Fixed	5.61%	2/1/2029	Fixed	2.91%	2/1/2029
Senior loan	Fixed	5.34%	2/1/2029	Fixed	2.98%	2/1/2029
Senior loan	Fixed	5.47%	2/1/2029	Fixed	2.80%	2/1/2029
Senior loan	Fixed	5.46%	3/1/2029	Fixed	2.99%	3/1/2029
Senior loan	Fixed	4.72%	3/1/2026	Fixed	2.45%	3/1/2026
Senior loan	Fixed	4.95%	3/1/2029	Fixed	2.70%	3/1/2029

Mezzanine Loan
Mezzanine	Fixed	7.50%	5/1/2029	Fixed	0.30%	5/1/2029
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031
Mezzanine	Fixed	7.59%	6/1/2029	Fixed	0.30%	6/1/2029
Mezzanine	Fixed	7.83%	10/1/2028	Fixed	0.30%	10/1/2028
Mezzanine	Fixed	7.71%	4/1/2031	Fixed	0.30%	4/1/2031
Mezzanine	Fixed	7.32%	8/1/2031	Fixed	0.30%	8/1/2031
Mezzanine	Fixed	7.22%	8/1/2031	Fixed	0.30%	8/1/2031
Mezzanine	Fixed	7.33%	5/1/2029	Fixed	0.30%	5/1/2029
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031
Mezzanine	Fixed	7.53%	1/1/2029	Fixed	0.30%	1/1/2029
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031
Mezzanine	Fixed	7.42%	4/1/2031	Fixed	0.30%	4/1/2031
Mezzanine	Fixed	8.70%	11/1/2030	Fixed	0.30%	11/1/2030
Mezzanine	Fixed	7.74%	10/1/2028	Fixed	0.30%	10/1/2028
Mezzanine	Fixed	7.71%	3/1/2029	Fixed	0.30%	3/1/2029
Mezzanine	Fixed	6.91%	7/1/2029	Fixed	0.30%	7/1/2029
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028

          Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:

KeyBank Bridge Facility

On February 7, 2020, we, through our subsidiaries, entered into a $95.0 million bridge facility (the "Bridge Facility") with KeyBank National Association ("KeyBank") and immediately drew $95.0 million to fund a portion of the Formation Transaction. We used proceeds from the IPO to pay down the entirety of the Bridge Facility.

Raymond James Bridge Facility

On July 30, 2020, we, through our subsidiaries, entered into an $86.0 million bridge facility (the "RJ Bridge Facility") with Raymond James Bank, N.A. and drew $21.0 million on July 30, 2020 and $65.0 million on August 7, 2020. We used proceeds from the RJ Bridge Facility to finance the acquisitions of the FREMF 2020-KF81 and FREMF 2020-K113 securitization. The RJ Bridge Facility was repaid in full in August 2020.

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 7 to our consolidated financial statements for additional information). As of March 31, 2021, the outstanding balance on the Credit Facility was $779.8 million.

On October 20, 2020, the Company acquired a portfolio of 18 mezzanine loans with an aggregate principal amount outstanding of approximately $97.9 million. Freddie Mac provided seller financing of approximately $59.9 million with a weighted average fixed interest rate of 0.30%. Proceeds for the notes offering (discussed below) and cash on hand were used to fund the remainder of the purchase price.

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

Preferred Stock Offering

As discussed in Note 9 to our consolidated financial statements, on July 24, 2020, the Company issued 2,000,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price to the public of $24.00 per share, for gross proceeds of $48.0 million before deducting underwriting discounts and commissions and other estimated offering expenses. The Series A Preferred Stock has a $25.00 per share liquidation preference.

Notes Offering

On October 15, 2020, the OP issued unsecured notes with a coupon rate of 7.5% and aggregate principal amount of $36.5 million at approximately 99% of par value for proceeds of approximately $36.1 million before offering costs.

Repurchase Agreements

From time to time, we may enter into repurchase agreements to finance the acquisition of our target assets. Repurchase agreements will effectively allow us to borrow against loans and securities that we own in an amount equal to (1) the market value of such loans and/or securities multiplied by (2) the applicable advance rate. Under these agreements, we will sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. During the term of a repurchase agreement, we will receive the principal and interest on the related loans and securities and pay interest to the lender under the repurchase agreement. At any point in time, the amounts and the cost of our repurchase borrowings will be based on the assets being financed. For example, higher risk assets will result in lower advance rates (i.e., levels of leverage) at higher borrowing costs. In addition, these facilities may include various financial covenants and limited recourse guarantees.

As discussed in Note 7 to our consolidated financial statements, in connection with our recent CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $162.2 million under our repurchase agreements and posted approximately $1.9 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding recent borrowings under the master repurchase agreements:

	March 31, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	Apr 2020	162,168	162,168	N/A	(5)	2.41%	0.01	1,944,055	302,736	321,326	10.3

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value.
(4)	In April 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho. Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.
(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

At-The-Market Offering

On March 31, 2021, the Company, the OP and the Manager separately entered into the Equity Distribution Agreements with the Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the ATM Program. The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. No issuances of securities under the ATM Program occurred in the quarter ended March 31, 2021. For additional information about the ATM Program, see Note 13 to our consolidated financial statements.

Unsecured Notes Offering

On April 20, 2021, the Company issued $75 million in aggregate principal amount of its 5.75% Senior Notes due 2026 at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees.

LIBOR Transition

Approximately 6.0% of our portfolio by unpaid principal balance as of March 31, 2021 pays interest at a variable rate that is tied to LIBOR, and it is anticipated that future investments we make may have variable interest rates tied to LIBOR. On March 5, 2021, the Financial Conduct Authority of the U.K. (the "FCA") announced that all of the LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining one-month, three-month, six-month and twelve-month US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee convened by the U.S. Federal Reserve Board and comprised of large U.S. financial institutions, has identified as a best-practice replacement the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. Although there have been a few issuances utilizing SOFR, it is unknown whether SOFR or another alternative reference rate will attain market acceptance as a replacement for LIBOR. In connection with the foregoing, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As of March 31, 2021, the Company has not received any LIBOR transition notices under its loan agreements. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of March 31, 2021, our cash and cash equivalents were $14.9 million.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2021.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020  (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$9,076	$5,145
Net cash provided by investing activities	71,409	30,936
Net cash used in financing activities	(98,469)	(35,884)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,984)	197
Cash, cash equivalents and restricted cash, beginning of period	33,471	—
Cash, cash equivalents and restricted cash, end of period	$15,487	$197

Cash flows from operating activities. During the three months ended March 31, 2021, net cash provided by operating activities was $9.1 million compared to net cash provided by operating activities of $5.1 million for the three months ended March 31, 2020. This increase was primarily due to the interest income generated by our investments and the change in unrealized loss on investments held at fair value.

Cash flows from investing activities. During the three months ended March 31, 2021, net cash provided by investing activities was $71.4 million compared to net cash provided by operating activities of $30.9 million for the three months ended March 31, 2020. This increase was primarily driven by proceeds received from payments on mortgage loans held in VIEs.

Cash flows from financing activities. During the three months ended March 31, 2021, net cash used in financing activities was $98.5 million compared to net cash used in financing activities of $35.9 million for the three months ended March 31, 2020. This increase was primarily driven by distributions to bondholders of VIEs.

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

Income Taxes

We intend to elect to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2021.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2021.

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

We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion, and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2021 to common stockholders of $0.4750 per share on February 15, 2021, which was paid on March 31, 2021 to common stockholders of record on March 15, 2021. On March 15, 2021, our Board declared the third preferred stock dividend of $0.53125 per share, which was paid on April 25, 2021 to preferred stockholders of record on March 25, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Allowance for Loan Losses

The Company performs a quarterly evaluation of loans classified as held for investment for impairment on a loan by loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If we deem that it is probable that we will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If we consider a loan to be impaired, we will establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. For non-impaired loans with no specific allowance the Company determines an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represents management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considers quantitative factors likely to cause estimated credit losses including default rate and loss severity rates. The Company also evaluates qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets. Increases to (or reversals of) the allowance for loan loss are included in “Loan loss provision, net” on the accompanying Consolidated Statements of Operations.

Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

REIT Tax Election

We intend to elect to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2021. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. Currently, many of our Manager’s employees are working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting. In addition, as of March 31, 2021, there have been two forbearance requests approved in our CMBS B-Piece portfolio, representing 0.9% of our unpaid principal balance outstanding. There were nine forbearance requests approved in our SFR Loan book, but as of March 31, 2021, these were no longer in forbearance.

The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Form 10-K filed with the SEC on February 25, 2021, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1

Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., classifying and designating an additional 9,000,000 shares of the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on April 1, 2021, file No. 001-39210).

10.1

Fifth Amendment to the Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on April 1, 2021, file No. 001-39210).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*         Filed herewith.

+         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President	April 30, 2021
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Director, Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer	April 30, 2021
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)