Form 10-Q
period 2021-06-30
NexPoint Real Estate Finance, Inc.
filed 2021-08-03
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 5,498,980 shares of its common stock, par value $0.01 per share, outstanding.

i

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended June 30, 2021

ii

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

Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We cautionyou therefore against relying on any of these forward-looking statements.

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

iii

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$29,988	$30,241
Restricted cash	690	3,230
Loans, held-for-investment, net	149,683	127,777
Common stock, at fair value	47,959	44,626
Mortgage loans, held-for-investment, net	896,746	918,114
Accrued interest and dividends	5,722	5,078
Mortgage loans held in variable interest entities, at fair value	7,348,132	5,007,515
CMBS structured pass through certificates, at fair value (Note 6)	55,758	38,984
Accounts receivable and other assets	1,454	745
TOTAL ASSETS	$8,536,132	$6,176,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$825,286	$840,453
Master repurchase agreements	177,625	161,465
Unsecured notes, net	107,861	34,960
Accounts payable and other accrued liabilities	4,547	1,779
Accrued interest payable	3,312	2,311
Due to brokers for securities purchased, not yet settled	67,523	—
Bonds payable held in variable interest entities, at fair value	6,912,442	4,731,429
Total Liabilities	8,098,596	5,772,397

Redeemable noncontrolling interests in the OP	285,510	275,670

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	6,869	—
Noncontrolling interest in subsidiary	98	—
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 5,785,967 and 5,350,000 shares issued and 5,498,980 and 5,022,578 shares outstanding, respectively	55	50
Additional paid-in capital	145,786	138,043
Retained earnings	11,964	3,485
Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 327,422 shares, respectively	(4,195)	(4,784)
Total Stockholders' Equity	152,026	128,243
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,536,132	$6,176,310

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income
Interest income	$12,879	$9,821	$25,528	$16,407
Interest expense	(7,589)	(5,216)	(14,086)	(8,547)
Total net interest income	$5,290	$4,605	$11,442	$7,860
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	7,974	15,032	28,685	(10,127)
Change in unrealized gain (loss) on CMBS structured pass through certificates	(192)	301	439	301
Change in unrealized gain on common stock	2,499	—	3,333	—
Loan loss benefit (provision)	17	(81)	(107)	(293)
Dividend income, net	—	1,805	—	2,252
Realized losses	(192)	—	(257)	—
Other income	471	—	774	—
Total other income (loss)	$10,577	$17,057	$32,867	(7,867)
Operating expenses
General and administrative expenses	1,816	846	3,334	1,194
Loan servicing fees	1,279	1,192	2,615	1,847
Management fees	518	351	1,036	547
Total operating expenses	$3,613	$2,389	$6,985	3,588
Net income (loss)	12,254	19,273	37,324	(3,595)
Preferred stock dividends	(878)	—	(1,752)	—
Net (income) loss attributable to redeemable noncontrolling interests	(5,834)	(14,003)	(21,663)	2,512
Net income (loss) attributable to common stockholders	$5,542	$5,270	$13,909	$(1,083)

Weighted-average common shares outstanding - basic	5,306	5,263	5,165	5,248
Weighted-average common shares outstanding - diluted	19,603	5,292	19,402	5,248

Earnings (loss) per share - basic	$1.04	$1.00	$2.69	$(0.21)
Earnings (loss) per share - diluted	$0.58	$1.00	$1.83	$(0.21)

Dividends declared per common share	$0.4750	$0.4000	$0.9500	$0.6198

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
Three Months Ended June 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, March 31, 2021	1,645,000	$16	5,022,578	$50	$137,845	$9,218	$(4,195)	$(8,567)	$—	$—	$134,367
Vesting of stock-based compensation	—	—	67,992	1	237	—	—	—	—	—	238
Cancellation of common stock held in treasury	—	—		—	—	—	—	—	—	—	—
Issuance of common shares through at-the-market offering, net	—	—	408,410	4	7,704	—	—	—	—	—	7,708
Issuance of subsidiary preferred membership units through private offering, net	—	—	—	—	—	—	—	—	—	98	98
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	6,869	—	6,869
Net income attributable to preferred stockholders	—	—	—	—	—	878	—	—	—	—	878
Net income attributable to common stockholders	—	—	—	—	—	5,542	—	—	—	—	5,542
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(878)	—	—	—	—	(878)
Common stock dividends declared ($0.4750 per share)	—	—	—	—	—	(2,796)	—	—	—	—	(2,796)
Balances, June 30, 2021	1,645,000	$16	5,498,980	$55	$145,786	$11,964	$(4,195)	$(8,567)	$6,869	$98	$152,026

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
Six Months Ended June 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, December 31, 2020	1,645,000	$16	5,022,578	$50	$138,043	$3,485	$(4,784)	$(8,567)	$—	$—	$128,243
Vesting of stock-based compensation	—	—	67,992	1	628	—	—	—	—	—	629
Cancellation of common stock held in treasury	—	—	—	—	(589)	—	589	—	—	—	—
Issuance of common shares through at-the-market offering, net	—	—	408,410	4	7,704	—	—	—	—	—	7,708
Issuance of subsidiary preferred membership units through private offering, net	—	—	—	—	—	—	—	—	—	98	98
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	6,869	—	6,869
Net income attributable to preferred stockholders	—	—	—	—	—	1,752	—	—	—	—	1,752
Net income attributable to common stockholders	—	—	—	—	—	13,909	—	—	—	—	13,909
Preferred stock dividends declared ($1.0625 per share)	—	—	—	—	—	(1,752)	—	—	—	—	(1,752)
Common stock dividends declared ($0.9500 per share)	—	—	—	—	—	(5,430)	—	—	—	—	(5,430)
Balances, June 30, 2021	1,645,000	$16	5,498,980	$55	$145,786	$11,964	$(4,195)	$(8,567)	$6,869	$98	$152,026

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings (Loss)	Common Stock
Three Months Ended June 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Total
Balances, March 31, 2020	—	$—	5,262,534	$53	$91,894	$(7,510)	$(1,338)	$83,099
Issuance of common stock through public offering, net	—	—	—	—	—	—	—	—
Vesting of stock-based compensation	—	—	—	—	39	—	—	39
Repurchase of common stock	—	—	—	—	—	—	—	—
Net income attributable to common stockholders	—	—	—	—	—	5,270	—	5,270
Common stock dividends declared ($0.4000 per share)	—	—	—	—	—	(2,111)	—	(2,111)
Balances, June 30, 2020	—	$—	5,262,534	$53	$91,933	$(4,351)	$(1,338)	$86,297

	Preferred Stock		Common Stock		Additional	Retained Earnings (Loss)	Common Stock
Six Months Ended June 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Total
Balances, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock through public offering, net	—	—	5,350,000	54	91,894	—	—	91,948
Vesting of stock-based compensation	—	—	—	—	39	—	—	39
Repurchase of common stock	—	—	(87,466)	(1)	—	—	(1,338)	(1,339)
Net loss attributable to common stockholders	—	—	—	—	—	(1,083)	—	(1,083)
Common stock dividends declared ($0.6198 per share)	—	—	—	—	—	(3,268)	—	(3,268)
Balances, June 30, 2020	—	$—	5,262,534	$53	$91,933	$(4,351)	$(1,338)	$86,297

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$37,324	$(3,595)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums	5,288	3,088
Accretion of discounts	(3,332)	(412)
Loan loss (benefit) provision, net	107	293
Net change in unrealized (gain) loss on investments held at fair value	(20,335)	14,834
Net realized losses	397	—
Vesting of stock-based compensation	947	39
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(644)	(3,231)
Accounts receivable and other assets	(709)	(1,118)
Accrued interest payable	1,001	768
Accounts payable, accrued expenses and other liabilities	2,797	1,243
Net cash provided by operating activities	22,841	11,909

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	143,567	35,785
Proceeds from payments received on mortgage loans held for investment	20,825	1,298
Originations of loans, held-for-investment, net	(25,926)	(7,500)
Purchases of CMBS structured pass through certificates, at fair value	(21,271)	(4,076)
Sales of CMBS structured pass through certificates, at fair value	3,921	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	(76,047)	(46,884)
Net cash provided by (used in) investing activities	45,069	(21,377)

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(15,167)	(1,195)
Distributions to bondholders of variable interest entities	(132,834)	(33,110)
Borrowings under master repurchase agreements	26,936	60,123
Principal repayments on borrowings under master repurchase agreements	(10,776)	—
Proceeds received from unsecured notes offering, net	72,684	—
Bridge Facility payments	—	(95,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	7,708	91,948
Proceeds from the issuance of subsidiary preferred membership units through private offering, net of offering costs	98	—
Repurchase of common stock	—	(1,339)
Payments for taxes related to net share settlement of stock-based compensation	(318)	—
Dividends paid to common stockholders	(5,459)	(3,262)
Dividends paid to preferred stockholders	(1,752)	—
Distributions to redeemable noncontrolling interests in the OP	(11,823)	(8,033)
Contributions from noncontrolling interests	—	302
Net cash provided by (used in) financing activities	(70,703)	10,434

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,793)	966
Cash, cash equivalents and restricted cash, beginning of period	33,471	—
Cash, cash equivalents and restricted cash, end of period	$30,678	$966

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$12,868	$9,626
Supplemental Disclosure of Noncash Investing and Financing Activities
Contributions from noncontrolling interests, including consolidation of the associated mortgage loans held in variable interest entities	—	2,797,735
Other assets acquired from contributions from noncontrolling interests	—	3,616
Assumed debt on contributions from noncontrolling interests, including consolidation of the associated bonds payable held in variable interest entities	—	(2,539,724)
Consolidation of mortgage loans and bonds payable held in variable interest entities	2,394,732	1,011,315
Due to brokers for securities purchased, not yet settled	67,523	—
Consolidation of noncontrolling interest in CMBS variable interest entities	6,869	—
Increase (decrease) in dividends payable upon vesting of restricted stock units	(29)	6
Increase in dividends payable to preferred stockholders	874	—
Stock dividends	—	627

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company intends to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and common stock, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of June 30, 2021, the Company holds approximately 63.87% of the common limited partnership units in the OP (“OP Units”), and the OP owns approximately 27.78% of the common limited partnership units ("SubOP Units") of two of its subsidiary partnerships and 100% of the SubOP Units of one of its subsidiary partnerships (collectively, the "Subsidiary OPs") (see Note 11). The OP also directly owns all of the membership interests of a limited liability company (the "Mezz LLC") through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2021.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and  December 31, 2020 and results of operations for the three and six months ended June 30, 2021 and 2020 have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, and notes thereto in its Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

As a result of the COVID-19 pandemic, the Company has received and may continue to receive forbearance requests and may experience difficulty making new investments or redeploying proceeds from repayments of our existing investments, meeting financial covenants in the Company's debt obligations or accessing debt and equity capital on attractive terms, or at all. In addition, reduced economic activity may cause certain borrowers underlying the Company's real estate related assets and senior loans to become delinquent or default on their loans, or seek to defer payment on, or refinance, their loans. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. From inception through  June 30, 2021, there have been two forbearance requests approved in the Company's CMBS B-Piece portfolio, representing 0.6% of the Company's consolidated unpaid principal balance outstanding. Additionally, there were nine forbearance requests approved in the Company's SFR Loan book. However, as of June 30, 2021, these loans were no longer in forbearance. Despite these forbearance requests, the master servicers continued to make payments to the Company for the portion of our CMBS B-Piece and SFR Loans that requested forbearance, and were approved by the Federal Home Loan Mortgage Corporation ("Freddie Mac"), during the entire forbearance period. These agreed upon forbearance requests include both principal and interest payments for three months, with an option to the borrower to extend an additional three months, and require the borrower to repay Freddie Mac within twelve months of the end of the forbearance period. For additional information regarding the risks to the Company related to the COVID-19 pandemic, or any other future pandemic, see "Item 1A. Risk Factors" of our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

CMBS Trusts

The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impact the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the seven CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche of six of the securities and 90% of the most subordinate tranche of one of the securities issued by the trusts. The subordinate tranche includes the controlling class, and has the ability to remove and replace the special servicer. The portion of the controlling class not owned by the Company is classified as noncontrolling interest in CMBS variable interest entities, at fair value.

On the Consolidated Balance Sheets as of June 30, 2021, the Company consolidated seven Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

On June 30, 2021, the Company, through the Subsidiary OPs, purchased a CMBS B-Piece for $67.5 million, which settled on July 6, 2021. As a result of the purchase, the Company consolidated the trust at the trade date resulting in the addition of $1.53 billion in mortgage loans held in variable interest entities, at fair value and $1.46 billion in bonds payable held in variable interest entities, at fair value on the Consolidated Balance Sheets as of June 30, 2021. The purchase price is recorded as a payable as "due to brokers for securities purchased, not yet settled" on the Consolidated Balance Sheets as of June 30, 2021.

Investment in subsidiaries

The Company conducts its operations through the OP, which acts as the general partner of the Subsidiary OPs which own investments through limited liability companies that are SPEs and as the sole member of the Mezz LLC, which owns investments directly. The Company is the majority limited partner of the OP, holds approximately 63.87% of the OP Units in the OP as of  June 30, 2021 and has the ability to remove the general partner of the OP with or without cause, and as such, consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the unaudited consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities.

Redeemable Noncontrolling Interests

Noncontrolling interests represent the ownership interests in consolidated subsidiaries held by entities other than the Company. Those noncontrolling interests that the holder is allowed to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The OP and the Subsidiary OPs have issued redeemable noncontrolling interests classified on the Consolidated Balance Sheets as temporary equity in accordance with ASC 480. This is presented as “Redeemable noncontrolling interests in the OP” on the Consolidated Balance Sheets and their share of “Net Income (Loss)” as “Net Income (Loss) attributable to redeemable noncontrolling interests” in the accompanying Consolidated Statements of Operations.

The redeemable noncontrolling interests were initially measured at the fair value of the contributed assets in accordance with ASC 805-50. The redeemable noncontrolling interests will be adjusted to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests. Capital contributions, distributions and profits and losses are allocated to the redeemable noncontrolling interests in accordance with the terms of the partnership agreements of the Subsidiary OPs and the OP.

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

For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. As of and for the six months ended June 30, 2021, the Company had no loan modifications and thus no troubled debt restructurings.

A loan is written off when it is no longer realizable and/or it is legally discharged.

The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the six months ended June 30, 2021, there were no loans acquired with deteriorated credit quality.

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

Level 3 – Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, related market activity for the asset or liability.

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

Income Taxes

The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT under the Code, commencing with its taxable year ended  December 31, 2020. As a result of the Company’s expected REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of June 30, 2021, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

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

The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2021.

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

In March 2020, the FASB issued AU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the U.S. Dollar London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through  June 30, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Loans Held for Investment

The Company’s investments in SFR Loans, mezzanine loans, and preferred equity are accounted for as loans held for investment. The SFR Loans are presented as Mortgage loans, held-for-investment, net and the mezzanine loans and preferred equity is presented as Loans, held-for-investment, net on the Consolidated Balance Sheets. The following tables summarize our loans held for investment as of June 30, 2021 and December 31, 2020, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
June 30, 2021
SFR Loans, held-for-investment	$837,362	$896,746	25	100.00%	4.89%	6.98
Mezzanine loan, held-for-investment	131,784	134,416	21	79.98%	7.57%	7.17
Preferred equity, held-for-investment	15,056	15,267	2	100.00%	11.50%	8.03
	$984,202	$1,046,429	48	97.32%	5.35%	7.02

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average fixed rate is weighted on current principal balance.
(3)	The weighted-average coupon is weighted on current principal balance. The coupon rate for preferred equity includes current cash and deferred interest income.
(4)

The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2020
SFR Loans, held-for-investment	$854,365	$918,114	26	100.00%	4.90%	7.39
Mezzanine loan, held-for-investment	105,399	108,557	19	100.00%	7.46%	8.82
Preferred equity, held-for-investment	18,877	19,220	3	100.00%	7.79%	7.12
	$978,641	$1,045,891	48	100.00%	5.24%	7.54

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average fixed rate is weighted on current principal balance.
(3)	The weighted-average coupon is weighted on current principal balance. The coupon rate for preferred equity includes current cash and deferred interest income.
(4)

The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

For the six months ended June 30, 2021 and 2020, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Balance at December 31,	$1,045,891	$—
Contributions from noncontrolling interests in the OP	—	967,201
Originations	25,926	7,500
Proceeds from principal repayments (1)	(20,825)	(1,298)
Amortization of loan premium, net (2)	(3,571)	(2,999)
Loan loss benefit (provision), net	(107)	(293)
Realized losses	(885)	—
Balance at June 30,	$1,046,429	$970,111

(1)	Includes principal repayments on SFR Loans.
(2)	Includes net amortization of loan purchase premiums.

As of June 30, 2021 and December 31, 2020, there were $62.7 million and $67.6 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.

As discussed in Note 2, the Company evaluates loans classified as held-for-investment on a loan-by-loan basis every quarter. In conjunction with the review of the portfolio, the Company assesses the risk factors of each loan and assign a risk rating based on a variety of factors. Loans are rated “1” through “5,” from least risk to greatest risk, respectively. See Note 2 for a more detailed discussion of the risk factors and ratings. The following tables allocate the principal balance and net book value of the loan portfolio based on our internal risk ratings (dollars in thousands):

June 30, 2021
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	48	1,046,429	100.00%
4	—	—	—
5	—	—	—
	48	$1,046,429	100.00%

December 31, 2020
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	48	1,045,891	100.00%
4	—	—	—
5	—	—	—
	48	$1,045,891	100.00%

As of June 30, 2021, all 48 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	June 30, 2021	December 31, 2020
Georgia	39.37%	39.81%
Florida	19.18%	20.88%
Maryland	7.08%	7.26%
Texas	6.94%	7.66%
Minnesota	5.15%	4.82%
Alabama	3.55%	3.59%
California	2.68%	0.00%
New Jersey	1.96%	1.98%
North Carolina	1.67%	1.67%
Missouri	1.27%	1.01%
Mississippi	1.02%	1.03%
Other (19 states each at <1%)	10.12%	10.29%
	100.00%	100.00%

Collateral Property Type	June 30, 2021	December 31, 2020
Single Family Rental	85.08%	87.30%
Multifamily	14.92%	12.70%
	100.00%	100.00%

4. CMBS Trusts

As of June 30, 2021, the Company consolidated the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets; recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations; and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company, as operating cash-flows.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	June 30, 2021	December 31, 2020
Mortgage loans held in variable interest entities, at fair value	$7,348,132	$5,007,515
Accrued interest receivable	1,813	1,063

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(6,912,442)	(4,731,429)
Accrued interest payable	(1,295)	(794)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net interest earned	$6,424	$2,853	$12,124	$4,595
Unrealized gain (loss)	1,550	12,179	16,561	(14,722)
Change in net assets related to consolidated CMBS variable interest entities	$7,974	$15,032	$28,685	$(10,127)

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	June 30, 2021
Texas	15.83%
Florida	13.90%
Arizona	9.70%
California	7.07%
Georgia	6.45%
Washington	6.43%
New Jersey	4.60%
Nevada	4.17%
Colorado	4.04%
Connecticut	3.00%
North Carolina	2.81%
New York	2.58%
Pennsylvania	2.26%
Ohio	1.71%
Virginia	1.68%
Indiana	1.66%
South Carolina	1.54%
Maryland	1.54%
Missouri	1.25%
Tennessee	1.17%
Other (18 states each at <1%)	6.62%
100.00%

Geography	December 31, 2020
Florida	16.25%
Texas	15.02%
Arizona	11.80%
California	8.25%
Georgia	7.05%
Washington	5.76%
Nevada	4.12%
New Jersey	4.14%
New York	3.00%
Pennsylvania	3.30%
Indiana	2.42%
Colorado	2.26%
Virginia	2.09%
Ohio	2.00%
North Carolina	1.98%
Tennessee	1.45%
Utah	1.33%
Maryland	1.32%
Missouri	1.20%
South Carolina	1.08%
Other (15 states each at <1%)	4.21%

Collateral Property Type	June 30, 2021	December 31, 2020
Multifamily	98.25%	98.12%
Manufactured Housing	1.75%	1.88%
	100.00%	100.00%

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

The following table presents the NSP common stock investment as of June 30, 2021 (in thousands, except share amounts):

	Investment
Investment	Date	Shares	Fair Value	Property Type
Common Stock
NexPoint Storage Partners	11/6/2020	41,963	$47,959	Self-storage

6. CMBS Structured Pass Through Certificates

As of June 30, 2021, the Company held eight CMBS I/O Strips at fair value. These CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. See Note 2 and Note 8 for additional disclosures regarding valuation methodologies for the CMBS I/O Strips.

The following table presents the CMBS I/O Strips as of June 30, 2021 (in thousands):

	Investment
Investment	Date	Carrying Value	Property Type	Interest Rate	Current Yield	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$2,497	Multifamily	2.09%	14.94%	9/25/2046
CMBS I/O Strip	8/6/2020	8,003	Multifamily	0.10%	14.03%	6/25/2030
CMBS I/O Strip	8/6/2020	24,091	Multifamily	3.09%	14.33%	6/25/2030
CMBS I/O Strip	4/28/2021¹	7,812	Multifamily	1.71%	14.20%	1/25/2030
CMBS I/O Strip	5/27/2021	5,039	Multifamily	3.50%	13.99%	5/25/2030
CMBS I/O Strip	6/7/2021	637	Multifamily	2.39%	16.14%	11/25/2028
CMBS I/O Strip	6/11/2021	5,590	Multifamily	1.25%	13.95%	5/25/2029
CMBS I/O Strip	6/21/2021	2,089	Multifamily	1.31%	18.20%	5/25/2030
Total		$55,758

(1)

The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$2,091	$80	$2,702	$80
Change in unrealized gain on CMBS structured pass through certificates	(192)	301	439	301
Realized gain	484	—	484	—
	$2,383	$381	$3,625	$381

7. Debt

The following table summarizes the Company’s financing arrangements in place as of June 30, 2021:

	June 30, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	Apr 2020	177,625	177,625	N/A	(5)	1.86%	0.04	1,848,933	381,356	333,895	8.7
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	765,372	765,372	7/12/2029		2.43%	6.9	837,362	896,746	896,746	6.9
Mezzanine
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	8.8	97,899	100,988	100,988	8.8
Unsecured Note
Various	10/15/2020	36,500	35,092	10/25/2025		7.50%	4.3	N/A	N/A	N/A	N/A
Various	4/20/2021	75,000	72,769	4/15/2026		5.75%	4.8	N/A	N/A	N/A	N/A
Total/weighted average		$1,114,411	$1,110,772			2.62%	5.67	$2,784,194	$1,379,090	$1,331,629	8.16

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value. SFR Loans and mezzanine loans are shown at their carrying values.
(4)

In April 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.

(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

          The following table summarizes the Company’s financing arrangements in place as of December 31, 2020:

	December 31, 2020
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	Apr 2020	161,465	161,465	N/A	(5)	2.46%	0.02	1,955,879	313,632	316,827	10.6
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	780,539	780,539	3/1/2029		2.44%	7.4	854,365	918,114	918,114	7.4
Mezzanine
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	9.3	97,899	101,057	101,057	7.1
Unsecured Note
Various	10/15/2020	36,500	34,960	10/25/2025		7.50%	4.8	N/A	N/A	N/A	N/A
Total/weighted average		$1,038,418	$1,036,878			2.50%	6.27	$2,908,143	$1,332,803	$1,335,998	9.52

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value. SFR Loans and mezzanine loans are shown at their carrying values.
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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group as of June 30, 2021. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of June 30, 2021, the outstanding balance on the Credit Facility was $765.4 million.

In connection with certain of our previous CMBS acquisitions and a recent mezzanine debt investment, we, through the Subsidiary OPs, have borrowed approximately $177.6 million under our repurchase agreements and posted $1.8 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of June 30, 2021. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

On October 15, 2020, the OP issued 7.50% Senior Unsecured Notes (the “OP Notes”) for an aggregate principal amount of $36.5 million and a coupon rate of 7.50%. The OP Notes are due October 15, 2025 and were sold at approximately 99% of par value for proceeds of approximately $36.1 million before offering costs. Additionally, the OP Notes are fully guaranteed by the Company in the event that the OP cannot satisfy the obligations of the OP Notes. As of  June 30, 2021, any action required under the guaranty is considered remote.

On October 20, 2020, the Company acquired a portfolio of 18 mezzanine loans with an aggregate principal amount outstanding of approximately $97.9 million and a weighted average fixed interest rate of 7.54% for a price of 102% of the outstanding principal amount plus accrued interest of $0.3 million. Freddie Mac provided seller financing of approximately $59.9 million with a weighted average fixed interest rate of 0.30%. Proceeds from the OP Notes offering and cash on hand were used to fund the remainder of the purchase price.

On April 20, 2021, the Company issued $75 million in aggregate principal amount of its 5.75% Senior Unsecured Notes due 2026 at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Senior Unsecured Notes.

As of June 30, 2021, the outstanding principal balances related to the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

		Outstanding
	Investment	Principal
Investment	Date	Balance	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,689	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	9,127	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	4,888	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	9,524	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	6,821	Various	Single-family	Fixed	2.69%	7/1/2028
Senior loan	2/11/2020	5,140	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	11,130	Various	Single-family	Fixed	3.02%	10/1/2028
Senior loan	2/11/2020	7,586	Various	Single-family	Fixed	3.02%	11/1/2028
Senior loan	2/11/2020	46,094	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	8,887	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	35,595	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	5,799	Various	Single-family	Fixed	2.68%	11/1/2028
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	9,404	Various	Single-family	Fixed	3.02%	12/1/2028
Senior loan	2/11/2020	9,866	Various	Single-family	Fixed	2.77%	12/1/2028
Senior loan	2/11/2020	4,846	Various	Single-family	Fixed	2.97%	1/1/2029
Senior loan	2/11/2020	8,181	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,763	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	4,260	Various	Single-family	Fixed	3.06%	2/1/2029
Senior loan	2/11/2020	15,908	Various	Single-family	Fixed	2.91%	2/1/2029
Senior loan	2/11/2020	6,940	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	7,220	Various	Single-family	Fixed	2.80%	2/1/2029
Senior loan	2/11/2020	6,085	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	55,988	Various	Single-family	Fixed	2.70%	3/1/2029
Total		$765,372				2.43%
Mezzanine Loans
Senior loan	10/20/2020	$3,348	Wilmington, DE	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	6,353	White Marsh, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	8,723	Philadelphia, PA	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	2,264	Daytona Beach, FL	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	7,344	Laurel, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	1,836	Temple Hills, MD	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	918	Temple Hills, MD	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	3,390	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	4,179	North Aurora, IL	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	2,215	Rosedale, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	662	Vancouver, WA	Multifamily	Fixed	0.30%	11/1/2030
Senior loan	10/20/2020	1,307	Tyler, TX	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	728	Las Vegas, NV	Multifamily	Fixed	0.30%	3/1/2029
Senior loan	10/20/2020	2,026	Atlanta, GA	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,763	Des Moines, IA	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,454	Urbandale, IA	Multifamily	Fixed	0.30%	11/1/2028
Total		$59,914				0.30%

For the six months ended June 30, 2021 and 2020, the activity related to the carrying value of the secured financing agreements and master repurchase agreements were as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Balances as of December 31,	$1,036,878	$—
Assumption of debt	—	788,764
Principal borrowings	99,620	60,123
Principal repayments	(25,943)	(1,195)
Accretion of loan discounts	217	—
Balances as of June 30,	$1,110,772	$847,692

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2021 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2021¹	—	$(177,625)	$(177,625)
2022	—	—	—
2023	—	(4,888)	(4,888)
2024	—	(5,763)	(5,763)
2025	(36,500)	(46,094)	(82,594)
Thereafter	(75,000)	(768,541)	(843,541)
	$(111,500)	$(1,002,911)	$(1,114,411)

(1)	The transactions in place in the master repurchase agreement with Mizuho have a one-month to two-month tenor and are expected to roll accordingly.

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of   June 30, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$29,988	$29,988	$—	$—	$29,988
Restricted Cash	690	690	—	—	690
Loans, held-for-investment, net	149,683	—	—	149,712	149,712
Common stock	47,959	—	—	47,959	47,959
Mortgage loans, held-for-investment, net	896,746	—	—	898,486	898,486
Accrued interest and dividends	5,722	5,722	—	—	5,722
Mortgage loans held in variable interest entities, at fair value	7,348,132	—	7,348,132	—	7,348,132
CMBS structured pass through certificates, at fair value	55,758	—	55,758	—	55,758
Other assets	1,454	1,454	—	—	1,454
	$8,536,132	$37,854	$7,403,890	$1,096,156	$8,537,900

Liabilities
Secured financing agreements, net	$825,286	$—	$—	$855,485	$855,485
Master repurchase agreements	177,625	—	—	177,625	177,625
Unsecured Notes	107,861	—	—	107,861	107,861
Accounts payable and other accrued liabilities	4,547	4,547	—	—	4,547
Accrued interest payable	3,312	3,312	—	—	3,312
Due to brokers for securities purchased, not yet settled	67,523	—	67,523	—	67,523
Bonds payable held in variable interest entities, at fair value	6,912,442	—	6,912,442	—	6,912,442
	$8,098,596	$7,859	$6,979,965	$1,140,971	$8,128,795

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 11). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At June 30, 2021, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets.

9. Stockholders’ Equity

Common Stock

On February 11, 2020, the Company completed its IPO of 5,000,000 shares of common stock, par value $0.01 per share, at a price of $19.00 per share. In connection with the IPO, the Company sold an additional 350,000 shares of common stock, par value $0.01 per share, at a price of $19.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares. Gross proceeds from the IPO and partial exercise was approximately $101.7 million. Underwriting discounts and commissions of approximately $6.9 million and offering expenses of approximately $3.3 million were deducted from additional paid in capital. The Company has subsequently issued and repurchased shares of its common stock, as discussed below.

As of June 30, 2021, the Company had 5,785,967 shares of common stock, par value $0.01 per share, issued and 5,498,980 shares of common stock, par value $0.01 per share, outstanding.

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

Share Repurchase Program

On March 9, 2020, the Board authorized a share repurchase program (the "Share Repurchase Program") through which the Company may repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock, par value $0.01 per share, during a two-year period that is set to expire on March 9, 2022 (the “Share Repurchase Program”). On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time. From inception through  June 30, 2021, the Company has repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987.

The audit committee has approved and ratified, subject to the prior authorization of our Board, repurchases from related party affiliates of the Company through the Share Repurchase Program, including accounts advised by affiliates of our Sponsor. As of June 30, 2021, the Company has not repurchased shares of common stock or Series A Preferred Stock under the Share Repurchase Program from its officers, directors, Manager or Sponsor, or affiliates of any of the foregoing.

Long Term Incentive Plan

On January 31, 2020, the NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “2020 LTIP”) was approved and on May 7, 2020, the Company filed a registration statement on Form S-8 registering 1,319,734 shares of common stock, par value $0.01 per share, which the Company may issue pursuant to the 2020 LTIP. The 2020 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries and on February 22, 2021 the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of  June 30, 2021:

	2021
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2021	290,851		$12.12
Granted	232,184		19.39
Vested	(83,311	)(1)	12.11
Forfeited	—		—
Outstanding June 30, 2021	439,724		$15.96

(1)

Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 67,992 shares being issued as shown on the consolidated statements of stockholders' equity.

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

Sales of shares of common stock or Series A Preferred Stock under the ATM Program, if any, may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 under the Securities Act including, without limitation, sales made by means of ordinary brokers' transactions on the NYSE, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. The following table contains summary information of the ATM Program for sales from inception through June 30, 2021. For the six months ended June 30, 2021, no Series A Preferred Stock has been sold through the ATM Program:

Gross Proceeds	$8,415,980
Shares of Common Stock Issued	408,410
Gross Average Sale Price per Share of Common Stock	$20.61

Sales Commissions	$126,240
Offering Costs	583,851
Net Proceeds	7,705,889
Average Price Per Share, net	$18.87

Noncontrolling Interest in Subsidiary

On April 1, 2021, a subsidiary of one of the Subsidiary OPs (such subsidiary, the “REIT Sub”) closed its issuance of 125 Preferred Membership Units of the REIT Sub at a price of $1,000 per unit, for gross proceeds of approximately $0.1 million, net of offering costs and initial administrative expenses. Holders of Preferred Membership Units are entitled to receive distributions semiannually from the REIT Sub at a per annum rate equal to 12.0% of the total of the purchase price of $1,000 per unit plus accumulated and unpaid distributions. The Preferred Membership Units are generally redeemable by the REIT Sub at any time for $1,000 per unit plus accumulated and unpaid distributions and an additional redemption premium if the Preferred Membership Units are redeemed on or before December 31, 2023. The issuance of the 125 Preferred Membership Units is presented as “Noncontrolling interest in Subsidiary” on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity, and the cash flows from financing activities is presented as “Proceeds from the issuance of subsidiary preferred membership units through private offering, net of offering costs” on the Consolidated Statement of Cash Flows.

Dividends

The Board declared the second quarterly dividend of 2021 to common stockholders of $0.475 per share on April 26, 2021 which was paid on June 30, 2021 to common stockholders of record on June 15, 2021

The Board declared a dividend to preferred stockholders of $0.53125 per share on June 25, 2021, which was paid on July 26, 2021 to preferred stockholders of record on July 15, 2021.

The REIT Sub paid a distribution of $30.00 per Preferred Membership Unit on June 30, 2021 to holders of record of the Preferred Membership Units on June 15, 2021.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020		2021	2020
Net income (loss) attributable to common stockholders	$5,542	$5,270		$13,909	$(1,083)

Earnings for basic computations
Net income (loss) attributable to redeemable noncontrolling interests	5,834	14,003		21,663	(2,512)
Net income for diluted computations	$11,376	$19,273		$35,572	$(3,595)

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	5,306	5,263		5,165	5,248
Average number of unvested restricted stock units	509	30		449	19
Average number of OP Units and SubOP Units	13,787	12,807		13,787	12,733
Average number of common shares outstanding - diluted	19,603	18,100		19,402	18,000
Earnings (loss) per weighted average common share:
Basic	$1.04	$1.00		$2.69	$(0.21)
Diluted	$0.58	$1.00	(1)	$1.83	$(0.21	)(1)

(1)	Unvested restricted stock units, OP Units and SubOP Units are not included in the diluted earnings per share calculation for 2020.

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

The OP is the general partner of the Subsidiary OPs and may, in its sole discretion, purchase the SubOP Units by paying to the SubOP Unit holder either the Cash Amount or the OP Unit Amount (one OP Unit for each SubOP Unit, subject to adjustment), as defined in the partnership agreements of the Subsidiary OPs. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the OP Units to the redeeming limited partner would (1) be prohibited, as determined in the OP’s sole discretion, or (2) cause the acquisition of OP Units by such redeeming limited partner to be “integrated” with any other distribution of OP Units for purposes of complying with the Securities Act of 1933 , as amended (the "Securities Act").

The OP, as the general partner and primary beneficiary of the Subsidiary OPs, consolidates the Subsidiary OPs.

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of June 30, 2021, the Company is the majority limited partner in the OP. Net income (loss) is allocated to holders of OP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

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

The Cash Amount is defined in the partnership agreement of the OP as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company's common stock, which because the Company's common stock is listed on the New York Stock Exchange (the "NYSE") will be calculated for the ten consecutive trading days (the "Ten Day VWAP") immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the "Valuation Date").  The Ten Day VWAP calculated based on a Valuation Date of  June 30, 2021 was $20.64 and there were 13,787,123 OP Units outstanding. Assuming (1) that the Ten Day VWAP exceeded the NAV, (2) that all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of June 30, 2021, and (3) that the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $284.6 million in cash consideration to redeem the OP Units.

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

On September 30, 2020, the unitholders (other than the OP) of OP IV exercised their redemption right for 100% of their units outstanding. Following direction and approval of the Board and the general partner of OP IV, the OP purchased the tendered OP IV units in exchange for an equal number of OP Units. After the transaction, OP IV is wholly-owned by the OP and the Company owns 63.87% of the OP as of June 30, 2021.

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the six months ended June 30, 2021 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2020	$275,670
Contributions from redeemable noncontrolling interests in the OP	—
Net income attributable to redeemable noncontrolling interests in the OP	21,663
Distributions to redeemable noncontrolling interests in the OP	(11,823)
Redeemable noncontrolling interests in the OP, June 30, 2021	$285,510

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

“Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the IPO, plus (2) the net proceeds received by the Company from all issuances of the Company’s equity securities in and after the IPO, plus (3) the Company’s cumulative Core Earnings (as defined below) from and after the IPO to the end of the most recently completed calendar quarter , (b) less (1) any distributions to the holders of the Company’s common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that the Company or any of its subsidiaries has paid to repurchase for cash the shares of the Company’s equity securities from and after the IPO to the end of the most recently completed calendar quarter. In the Company’s calculation of Equity, the Company will adjust its calculation of Core Earnings to remove the compensation expense relating to awards granted under one or more of its long-term incentive plans that is added back in the calculation of Core Earnings. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to the Company in the Formation Transaction.

“Core Earnings” means the net income (loss) attributable to the common stockholders of the Company, computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive (loss) , or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Manager and the independent directors of the Board and approved by a majority of the independent directors of the Board.

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations, and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2021, there were no Offering Expenses that were paid on the Company's behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334.09 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 89.9% occupancy as of  June 30, 2021. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 82.9% and a maturity date of May 1, 2030.

Pursuant to the OP’s limited partnership agreement and the Buffalo Pointe Contribution Agreement, the BP Contributors have the right to cause our OP to redeem their OP Units for cash or, at our election, shares of our common stock on a one-for-one basis, subject to adjustment, as provided and subject to the limitations in our OP’s limited partnership agreement, provided the OP Units have been outstanding for at least one year and our stockholders have approved the issuance of shares of common stock to the BP Contributors. On May 11, 2021, our stockholders approved the issuance of such shares upon the exercise of the BP Contributors' redemption rights.

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

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the six months ended June 30, 2021, operating expenses did not exceed the Expense Cap.

For the six months ended June 30, 2021 and 2020, the Company incurred management fees of $1.0 million and $0.5 million, respectively.

13. Commitments and Contingencies

The Company is not aware of any contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

The OP Notes previously described in Note 7 are fully guaranteed by the Company. As of June 30, 2021, there has been no indication that the OP will not be able to satisfy the terms of the OP Notes. The Company considers any action required under the guaranty to be remote.

14. Subsequent Events

Financing

On July 6, 2021, the Company, through the Subsidiary OPs. entered into a repurchase agreement and borrowed approximately $43.7 million. Approximately $80.9 million par value of the Company's B-Piece investments were posted as collateral. The loan bears interest at a rate of 1.95% over one-month LIBOR. A portion of the proceeds were used to finance the settlement of approximately $98.3 million in aggregate principal amount of the Class D tranche of the FREMF K62 CMBS securitization at a price equal to 68.7% of par value, representing approximately 90% of the Class D tranche. The underlying portfolio consists of 67 fixed-rate mortgage loans which are secured by multifamily properties.

Dividends Declared

On July 28, 2021, the Board declared a quarterly dividend of $0.4750 per share, payable on  September 30, 2021 to common stockholders of record on  September 15, 2021.

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

Our investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We seek to employ a flexible and relative-value focused investment strategy and expect to re-allocate capital periodically among our target investment classes. We believe this flexibility will enable us to efficiently manage risk and deliver attractive risk-adjusted returns under a variety of market conditions and economic cycles. For highlights of our recent acquisition, financing and other activity, see "—Purchases and Dispositions in the Quarter” and “—Liquidity and Capital Resources” below. Our business continues to be subject to the uncertainties associated with COVID-19. For additional information, see Note 2 to our consolidated financial statements.

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of June 30, 2021 approximately $13.0 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, SSB is one of the most experienced global alternative credit managers managing approximately $13.4 billion of loans and debt or credit related investments as of June 30, 2021 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We intend to elect to be treated as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

Purchases and Dispositions in the Quarter

Purchases

The Company made the following purchases through the Subsidiary OPs in the three months ended June 30, 2021. The amounts in the table below are as of the purchase date:

CMBS Securitization	Investment Date	Tranche	Outstanding Par Amount	Cost (% of Par Value)	Underlying Loan Count	Coupon		Current Yield	Maturity Date	Interest Rate Type
FREMF 2021-KF108	4/20/2021	Class CS	$76,047,000	100.0%	37	30-Day SOFR + 6.25%	(1)	6.26%	2/25/2031	Floating Rate
FHMS K107	4/28/2021	X1	50,000,000	12.1%	N/A	1.71%		14.02%	1/25/2030	Interest Only
FHMS K107	5/4/2021	X1	15,000,000	12.1%	N/A	1.71%		14.06%	1/25/2030	Interest Only
FHMS K109	5/27/2021	X3	20,000,000	25.2%	N/A	3.39%		13.41%	5/25/2030	Interest Only
FHMS K085	6/2/2021	X3	4,265,750	14.9%	N/A	2.39%		16.02%	11/25/2028	Interest Only
FRESB 2019-SB64	6/11/2021	X1	80,000,000	7.0%	N/A	1.25%		17.83%	5/25/2029	Interest Only
FRESB 2020-SB76	6/21/2021	X1	30,000,000	7.0%	N/A	1.31%		18.87%	5/25/2030	Interest Only
FREMF 2017-K62	6/30/2021	Class D	98,305,106	68.7%	67	0.00%		6.88%	12/31/2026	Zero Coupon
			$373,617,856		104

(1)	SOFR is the Secured Overnight Financing Rate, an index calculated by short-term repurchase agreements backed by U.S. Treasury securities.

Dispositions

During the three months ended June 30, 2021, our interests in one preferred equity investment were redeemed, one SFR Loan was paid off and three CMBS IO Strips were sold. The table below provides additional information on the dispositions:

Investment	Investment Date	Investment Type	Disposition Date	Cost Basis	Disposition Proceeds	Realized Gain/(Loss)
Preferred Equity Investment	2/11/2020	Preferred Equity	6/10/2021	$3,941,328	$3,821,000	$(120,328)
SFR Loan	2/11/2020	SFR Loan	6/1/2021	15,930,191	15,300,000	(630,191)
FHMS K-1510 X3	4/15/2020	CMBS I/O Strip	6/23/2021	852,115	1,011,730	159,614
FHMS K-1513 X3	4/15/2020	CMBS I/O Strip	6/23/2021	731,662	953,496	221,834
FREMF 2020-K113 X2B	7/30/2020	CMBS I/O Strip	5/3/2021	1,853,773	1,956,033	102,260
				$23,309,069	$23,042,258	$(266,811)

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

The following table presents the components of net interest income for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Six Months Ended June 30,
	2021			2020
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$17,427	$910,324	3.83%	$14,889	$932,776	3.86%
Mezzanine loans	5,608	120,312	9.32%	308	6,972	10.68%
Preferred equity	1,107	17,895	12.37%	1,105	24,054	11.10%
CMBS structured pass through certificates, at fair value	1,386	44,555	6.22%	105	2,184	11.62%
Total interest income	$25,528	$1,093,086	4.67%	$16,407	$965,986	4.11%
Interest expense
Repurchase agreements	(1,923)	(165,998)	2.32%	(309)	(33,794)	2.21%
Long-term seller financing	(9,648)	(716,489)	2.69%	(8,238)	(818,228)	2.43%
Unsecured Notes	(2,515)	(67,992)	7.40%	—	—	0.00%
Total interest expense	$(14,086)	$(950,478)	2.96%	$(8,547)	$(852,022)	2.42%
Net interest income (3)	$11,442			$7,860

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

The following table presents the components of net interest income for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended June 30,
	2021			2020
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$8,694	$906,269	3.84%	$8,790	$932,776	3.77%
Mezzanine loans	2,872	134,427	8.55%	227	6,972	13.02%
Preferred equity	538	17,233	12.49%	699	24,054	11.62%
CMBS structured pass through certificates, at fair value	775	47,340	6.55%	105	4,368	9.62%
Total interest income	$12,879	$1,105,269	4.66%	$9,821	$968,170	4.06%
Interest expense
Repurchase agreements	(1,104)	(173,957)	2.54%	(309)	(56,223)	2.19%
Long-term seller financing	(4,719)	(832,487)	2.27%	(4,907)	(788,554)	2.49%
Unsecured Notes	(1,766)	(99,137)	7.13%	—	—	N/A
Total interest expense	$(7,589)	$(1,105,581)	2.75%	$(5,216)	$(844,777)	2.47%
Net interest income (3)	$5,290			$4,605

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table sets forth a summary of our operating results for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,
	2021	2020
Net interest income	$5,290	$4,605
Other income	10,577	17,057
Operating expenses	(3,613)	(2,389)
Net income	12,254	19,273
Preferred stock dividends	(878)	—
Net (income) loss attributable to redeemable noncontrolling interests	(5,834)	(14,003)
Net income attributable to common stockholders	$5,542	$5,270

The change in our net income for the three months ended June 30, 2021 as compared to the net income for the three months ended June 30, 2020 primarily relates to an increase in net interest income, offset by a decrease in other income and an increase in operating expenses. Our net income attributable to common stockholders for the three months ended June 30, 2021 was approximately $5.5 million. We earned approximately $5.3 million in net interest income, $10.6 million in other income, incurred operating expenses of $3.6 million, allocated approximately $0.9 million of income to preferred stockholders and allocated approximately $5.8 million of income to redeemable noncontrolling interest in the OP for the three months ended June 30, 2021.

Revenues

Net interest income. Net interest income was $5.3 million for the three months ended June 30, 2021 compared to $4.6 million for the three months ended June 30, 2020 which was an increase of approximately $0.7 million. The increase between the periods is primarily due to an increase in investments compared to the prior period. As of June 30, 2021 we own 64 discrete investments compared to 40 as of June 30, 2020.

Other income. Other income was $10.6 million for the three months ended June 30, 2021 compared to  $17.1 million for the three months ended June 30, 2020 which was a decrease of approximately $6.5 million. This was primarily due to a lower change in net assets related to consolidated CMBS VIEs between the periods, specifically the change in fair value marks between the periods.

Expenses

G&A expenses. G&A expenses were $1.8 million for the three months ended June 30, 2021. compared to $0.8 million for the three months ended June 30, 2020 which was an increase of approximately $1.0 million. The increase between the periods was primarily due to a $0.5 million increase in stock compensation expense compared to the prior period.

Loan servicing fees. Loan servicing fees were $1.3 million for the three months ended June 30, 2021. compared to $1.2 million for the three months ended June 30, 2020 which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in loans in the portfolio compared to the prior period.

Management fees. Management fees were $0.5 million for the three months ended June 30, 2021. compared to $0.4 million for the three months ended June 30, 2020 which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table sets forth a summary of our operating results for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Net interest income	$11,442	$7,860
Other income (loss)	32,867	(7,867)
Operating expenses	(6,985)	(3,588)
Net income (loss)	37,324	(3,595)
Preferred stock dividends	(1,752)	—
Net (income) loss attributable to redeemable noncontrolling interests	(21,663)	2,512
Net income (loss) attributable to common stockholders	$13,909	$(1,083)

The change in our net income for the six months ended June 30, 2021 as compared to the net loss for the six months ended June 30, 2020 primarily relates to increases in net interest income and other income including changes in net assets related to consolidated CMBS VIEs. Our net income attributable to common stockholders for the six months ended June 30, 2021 was approximately $13.9 million. We earned approximately $11.4 million in net interest income, $32.9 million in other income, incurred operating expenses of $7.0 million, allocated $1.8 million of income to preferred stockholders and allocated $21.7 million of income to redeemable noncontrolling interest in the OP for the six months ended June 30, 2021.

Revenues

Net interest income. Net interest income was $11.4 million for the six months ended June 30, 2021 compared to $7.9 million for the six months ended June 30, 2020 which was an increase of approximately $3.5 million. The increase between the periods is primarily due to an increase in investments and the number of days in operation compared to the prior period. As of June 30, 2021 we own 64 discrete investments compared to 40 as of June 30, 2020.

Other income. Other income was $32.9 million for the six months ended June 30, 2021 compared to loss of $7.9 million for the six months ended June 30, 2020 which was an increase of approximately $40.8 million. This was primarily due to an increase in net assets related to consolidated CMBS VIEs and an increase in fair value marks between the periods.

Expenses

G&A expenses. G&A expenses were $3.3 million for the six months ended June 30, 2021 compared to $1.2 million for the six months ended June 30, 2020 which was an increase of approximately $2.1 million. The increase between the periods was primarily due to a $0.9 million increase in stock compensation expense and a $0.5 million increase in legal fees compared to the prior period.

Loan servicing fees. Loan servicing fees were $2.6 million for the six months ended June 30, 2021 compared to $1.8 million for the six months ended June 30, 2020 which was an increase of approximately $0.8 million. The increase between the periods was primarily due to an increase in loans in the portfolio and the number of days in operation compared to the prior period.

Management fees. Management fees were $1.0 million for the six months ended June 30, 2021 compared to $0.5 million for the six months ended June 30, 2020 which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement and the number of days in operation compared to the prior period.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to redeemable noncontrolling interests	$5,834	$14,003	$21,663	$(2,512)
Net income (loss) attributable to common stockholders	5,542	5,270	13,909	(1,083)
Weighted-average number of shares of common stock outstanding
Basic	5,306	5,263	5,165	5,248
Diluted	19,603	5,292	19,402	5,248
Net income (loss) per share, basic	1.04	1.00	2.69	(0.21)
Net income (loss) per share, diluted	0.58	1.00	1.83	(0.21)
Dividends declared per share	$0.4750	$0.4000	$0.9500	$0.6198

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

The following table provides a reconciliation of Core Earnings to GAAP net income (loss) attributable to common stockholders (in thousands, except per share amount):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$5,542	$5,270	$13,909	$(1,083)
Adjustments
Amortization of stock-based compensation	557	39	948	39
Loan loss provision, net (1)	—	23	—	81
Unrealized (gains) or losses (2)	(2,659)	(3,387)	(8,586)	4,029
Core Earnings	$3,440	$1,945	$6,271	$3,066

Weighted-average common shares outstanding - basic	5,306	5,263	5,165	5,248
Weighted-average common shares outstanding - diluted (3)	5,815	5,292	5,615	5,248

Core Earnings per Diluted Weighted-Average Share	$0.59	$0.37	$1.12	$0.58

(1)	We have modified our calculation of Core Earnings to exclude any add back of loan loss provision, net, beginning with our fiscal year 2021.
(2)	Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(3)	Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

The following table provides a reconciliation of Core Earnings to GAAP net income including the dilutive effect of non-controlling interests (in thousands, except per share amount):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to redeemable noncontrolling interests	$5,834	$14,003	$21,663	$(2,512)
Net income (loss) attributable to common stockholders	5,542	5,270	13,909	(1,083)
Adjustments
Amortization of stock-based compensation	557	39	948	39
Loan loss provision, net (1)	—	81	—	293
Unrealized (gains) or losses (2)	(3,859)	(12,067)	(20,335)	14,834
Core Earnings	$8,074	$7,326	$16,185	$11,571

Weighted-average common shares outstanding - basic	5,306	5,263	5,165	5,248
Weighted-average common shares outstanding - diluted	19,603	18,100	19,402	18,000

Core Earnings per Diluted Weighted-Average Share	$0.41	$0.40	$0.83	$0.64

(1)	We have modified our calculation of Core Earnings to exclude any add back of loan loss provision, net, beginning with our fiscal year 2021.
(2)	Unrealized gains are the net change in unrealized loss on investments held at fair value.

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

We calculate CAD by adjusting net income (loss) attributable to common stockholders by adding back amortization of stock-based compensation, amortization of premiums on our former preferred stock investment in JCAP and by removing the change in unrealized loss on our investments held at fair value, accretion of discounts, stock dividends receivable on preferred stock that was converted to common stock and stock dividends received.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$5,542	$5,270	$13,909	$(1,083)
Adjustments
Amortization of stock-based compensation	557	39	948	39
Amortization of premiums	866	555	1,484	849
Loan loss provision, net (1)	—	23	—	81
Change in unrealized loss on investments held at fair value	(2,659)	(3,387)	(8,586)	4,029
Accretion of discounts	(895)	(113)	(1,571)	(113)
Stock dividends received	—	(171)	—	(171)
CAD	$3,411	$2,216	$6,184	$3,631

Weighted-average common shares outstanding - basic	5,306	5,263	5,165	5,248
Weighted-average common shares outstanding - diluted (2)	5,815	5,292	5,615	5,248

CAD per share of common stock	$0.59	$0.42	$1.10	$0.69

(1)	We have modified our calculation of CAD to exclude any add back of loan loss provision, net, beginning with our fiscal year 2021.
(2)	Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

          The following table provides a reconciliation of CAD including the dilutive effect of non-controlling interests (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to redeemable noncontrolling interests	$5,834	$14,003	$21,663	$(2,512)
Net income (loss) attributable to common stockholders	5,542	5,270	13,909	(1,083)
Adjustments
Amortization of stock-based compensation	557	39	948	39
Amortization of premiums	2,808	2,028	5,288	3,088
Loan loss provision, net (1)	—	81	—	293
Change in unrealized loss on investments held at fair value	(3,859)	(12,067)	(20,335)	14,834
Accretion of discounts	(1,680)	(412)	(3,332)	(412)
Stock dividends received	—	(627)	—	(627)
CAD	$9,202	$8,315	$18,141	$13,620

Weighted-average common shares outstanding - basic	5,306	5,263	5,165	5,248
Weighted-average common shares outstanding - diluted	19,603	18,100	19,402	18,000

CAD per common share of common stock and redeemable OP Units and SubOP Units	$0.47	$0.46	$0.94	$0.76

(1)	We have modified our calculation of CAD to exclude any add back of loan loss provision, net, beginning with our fiscal year 2021.

Book Value per Share / Unit

The following table calculates our book value per share (in thousands, except per share data):

	June 30, 2021	December 31, 2020
Common stockholders' equity	$107,549	$90,733
Shares of common stock outstanding at period end	5,499	5,023
Book value per share of common stock	$19.56	$18.07

Due to the large noncontrolling interest in the OP and Subsidiary OPs (see Note 11 to our consolidated financial statements, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	June 30, 2021	December 31, 2020
Common stockholders' equity	$107,549	$90,733
Redeemable noncontrolling interests in the OP	285,510	275,670
Total equity	$393,059	$366,403

Redeemable OP Units and SubOP Units at period end	13,787	13,787
Shares of common stock outstanding at period end	5,499	5,023
Combined shares of common stock and redeemable OP Units and SubOP Units	19,286	18,810
Combined book value per share / unit	$20.38	$19.48

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, and a common stock investment with a combined unpaid principal balance of $3.0 billion at June 30, 2021 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of June 30, 2021 (dollars in thousands):

				Current						Remaining
		Investment		Principal						Term (3)
	Investment (1)	Date		Amount		Net Equity (2)	Location	Property Type	Coupon	(years)
	SFR Loans
1	Senior loan	2/11/2020		$508,700		$80,248	Various	Single-family	4.65%	7.18
2	Senior loan	2/11/2020		10,486		1,647	Various	Single-family	5.35%	6.59
3	Senior loan	2/11/2020		5,530		802	Various	Single-family	5.33%	2.09
4	Senior loan	2/11/2020		10,432		1,644	Various	Single-family	5.30%	7.18
5	Senior loan	2/11/2020		7,500		1,184	Various	Single-family	5.08%	7.01
6	Senior loan	2/11/2020		5,594		884	Various	Single-family	5.24%	7.26
7	Senior loan	2/11/2020		12,158		1,923	Various	Single-family	5.54%	7.26
8	Senior loan	2/11/2020		8,173		1,300	Various	Single-family	5.85%	7.35
9	Senior loan	2/11/2020		51,304		7,798	Various	Single-family	4.74%	4.26
10	Senior loan	2/11/2020		9,583		1,521	Various	Single-family	6.10%	7.26
11	Senior loan	2/11/2020		37,897		5,996	Various	Single-family	5.55%	7.35
12	Senior loan	2/11/2020		6,213		983	Various	Single-family	5.47%	7.35
13	Senior loan	2/11/2020		5,760		914	Various	Single-family	5.99%	7.43
14	Senior loan	2/11/2020		10,113		1,610	Various	Single-family	5.72%	7.43
15	Senior loan	2/11/2020		10,523		1,667	Various	Single-family	5.60%	7.43
16	Senior loan	2/11/2020		5,299		840	Various	Single-family	5.46%	7.51
17	Senior loan	2/11/2020		8,970		1,431	Various	Single-family	5.88%	7.51
18	Senior loan	2/11/2020		6,596		991	Various	Single-family	4.83%	2.59
19	Senior loan	2/11/2020		4,715		747	Various	Single-family	5.35%	7.60
20	Senior loan	2/11/2020		17,092		2,719	Various	Single-family	5.61%	7.60
21	Senior loan	2/11/2020		7,659		1,216	Various	Single-family	5.34%	7.60
22	Senior loan	2/11/2020		7,785		1,240	Various	Single-family	5.47%	7.60
23	Senior loan	2/11/2020		6,734		1,067	Various	Single-family	5.46%	7.67
24	Senior loan	2/11/2020		10,523		1,624	Various	Single-family	4.72%	4.67
25	Senior loan	2/11/2020		62,023		9,807	Various	Single-family	4.95%	7.67
	Total			837,362		131,801			4.89%	6.98

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020		61,246	(4)	30,317	Various	Multifamily	5.81%	4.66
2	CMBS B-Piece	2/11/2020		49,759	(4)	24,818	Various	Multifamily	6.09%	5.41
3	CMBS B-Piece	4/23/2020		81,999	(4)	32,063	Various	Multifamily	3.62%	8.66
4	CMBS B-Piece	7/30/2020		64,093	(4)	31,267	Various	Multifamily	9.09%	5.99
5	CMBS B-Piece	8/6/2020		108,643	(4)	26,633	Various	Multifamily	0.00%	8.99
6	CMBS B-Piece	4/20/2021		76,047	(4)	75,819	Various	Multifamily	6.26%	9.66
7	CMBS B-Piece	6/30/2021		98,305	(4)	67,523	Various	Multifamily	0.00%	5.51
	Total			540,092		288,440			3.73%	7.22

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(5)	896	Various	Multifamily	2.09%	25.25
2	CMBS I/O Strip	8/6/2020		1,180,533	(5)	2,805	Various	Multifamily	0.10%	8.99
3	CMBS I/O Strip	8/6/2020		108,643	(5)	8,473	Various	Multifamily	3.09%	8.99
4	CMBS I/O Strip	4/28/2021	(6)	64,936	(5)	1,937	Various	Multifamily	1.71%	8.58
5	CMBS I/O Strip	5/27/2021		20,000	(5)	1,505	Various	Multifamily	3.50%	8.91
6	CMBS I/O Strip	6/7/2021		4,266	(5)	208	Various	Multifamily	2.39%	7.41
7	CMBS I/O Strip	6/11/2021		62,333	(5)	1,957	Various	Multifamily	1.25%	7.91
8	CMBS I/O Strip	6/21/2021		28,918	(5)	732	Various	Multifamily	1.31%	8.91
	Total			1,487,218		18,514			0.54%	9.11

	Mezzanine Loan
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	2.00
2	Mezzanine	10/20/2020		5,470		2,292	Wilmington, DE	Multifamily	7.50%	7.84
3	Mezzanine	10/20/2020		10,380		4,355	White Marsh, MD	Multifamily	7.42%	10.01
4	Mezzanine	10/20/2020		14,253		5,997	Philadelphia, PA	Multifamily	7.59%	7.93
5	Mezzanine	10/20/2020		3,700		1,550	Daytona Beach, FL	Multifamily	7.83%	7.26
6	Mezzanine	10/20/2020		12,000		5,035	Laurel, MD	Multifamily	7.71%	9.76
7	Mezzanine	10/20/2020		3,000		1,259	Temple Hills, MD	Multifamily	7.32%	10.09
8	Mezzanine	10/20/2020		1,500		629	Temple Hills, MD	Multifamily	7.22%	10.09
9	Mezzanine	10/20/2020		5,540		2,321	Lakewood, NJ	Multifamily	7.33%	7.84
10	Mezzanine	10/20/2020		6,829		2,861	Rosedale, MD	Multifamily	7.53%	7.51
11	Mezzanine	10/20/2020		3,620		1,519	North Aurora, IL	Multifamily	7.42%	10.01
12	Mezzanine	10/20/2020		9,610		4,032	Cockeysville, MD	Multifamily	7.42%	10.01
13	Mezzanine	10/20/2020		7,390		3,101	Laurel, MD	Multifamily	7.42%	10.01
14	Mezzanine	10/20/2020		1,082		454	Vancouver, WA	Multifamily	8.70%	9.35
15	Mezzanine	10/20/2020		2,135		894	Tyler, TX	Multifamily	7.74%	7.26
16	Mezzanine	10/20/2020		1,190		499	Las Vegas, NV	Multifamily	7.71%	7.67
17	Mezzanine	10/20/2020		3,310		1,387	Atlanta, GA	Multifamily	6.91%	8.01
18	Mezzanine	10/20/2020		2,880		1,207	Des Moines, IA	Multifamily	7.89%	7.35
19	Mezzanine	10/20/2020		4,010		1,680	Urbandale, IA	Multifamily	7.89%	7.35
20	Mezzanine	1/21/2021		24,844		24,414	Los Angeles, CA	Multifamily	13.25%	2.56
21	Mezzanine	1/21/2021		1,541		1,514	Los Angeles, CA	Multifamily	13.25%	2.56
				131,784		74,501			8.88%	7.17

	Preferred Equity
1	Preferred Equity	2/11/2020		5,056		5,267	Jackson, MS	Multifamily	12.50%	6.42
2	Preferred Equity	5/29/2020		10,000		10,000	Houston, TX	Multifamily	11.00%	8.84
	Total			15,056		15,267			11.50%	8.03

	Common Stock
1	Common Stock	11/6/2020		N/A	(7)	47,959	N/A	Self-Storage	N/A	N/A

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

(6)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(7)	Common stock consists of NSP common stock.

The following table details overall statistics for our portfolio as of June 30, 2021 (dollars in thousands):

	Total	Floating Rate	Fixed Rate	Common Stock
	Portfolio	Investments	Investments	Investments
Number of investments	64	6	58	1
Principal balance (1)	$1,579,660	$277,529	$1,302,131	N/A
Carrying value	$1,579,393	$275,860	$1,303,534	$47,959
Weighted-average cash coupon	5.11%	6.95%	4.72%	N/A
Weighted-average all-in yield	5.24%	7.41%	4.78%	N/A

(1)	Cost is used in lieu of principal balance for CMBS I/O Strips.

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

	Asset Metrics			Debt Metrics
Investment	Fixed/Floating Rate	Interest Rate	Maturity Date	Fixed/Floating Rate	Interest Rate	Maturity Date
SFR Loans
Senior loan	Fixed	4.65%	9/1/2028	Fixed	2.24%	9/1/2028
Senior loan	Fixed	5.35%	2/1/2028	Fixed	3.51%	2/1/2028
Senior loan	Fixed	5.33%	8/1/2023	Fixed	2.48%	8/1/2023
Senior loan	Fixed	5.30%	9/1/2028	Fixed	2.79%	9/1/2028
Senior loan	Fixed	5.08%	7/1/2028	Fixed	2.69%	7/1/2028
Senior loan	Fixed	5.24%	10/1/2028	Fixed	2.64%	10/1/2028
Senior loan	Fixed	5.54%	10/1/2028	Fixed	3.02%	10/1/2028
Senior loan	Fixed	5.85%	11/1/2028	Fixed	3.02%	11/1/2028
Senior loan	Fixed	4.74%	10/1/2025	Fixed	2.14%	10/1/2025
Senior loan	Fixed	6.10%	10/1/2028	Fixed	3.30%	10/1/2028
Senior loan	Fixed	5.55%	11/1/2028	Fixed	2.70%	11/1/2028
Senior loan	Fixed	5.47%	11/1/2028	Fixed	2.68%	11/1/2028
Senior loan	Fixed	5.99%	12/1/2028	Fixed	3.14%	12/1/2028
Senior loan	Fixed	5.72%	12/1/2028	Fixed	3.02%	12/1/2028
Senior loan	Fixed	5.60%	12/1/2028	Fixed	2.77%	12/1/2028
Senior loan	Fixed	5.46%	1/1/2029	Fixed	2.97%	1/1/2029
Senior loan	Fixed	5.88%	1/1/2029	Fixed	3.14%	1/1/2029
Senior loan	Fixed	4.83%	2/1/2024	Fixed	2.40%	2/1/2024
Senior loan	Fixed	5.35%	2/1/2029	Fixed	3.06%	2/1/2029
Senior loan	Fixed	5.61%	2/1/2029	Fixed	2.91%	2/1/2029
Senior loan	Fixed	5.34%	2/1/2029	Fixed	2.98%	2/1/2029
Senior loan	Fixed	5.47%	2/1/2029	Fixed	2.80%	2/1/2029
Senior loan	Fixed	5.46%	3/1/2029	Fixed	2.99%	3/1/2029
Senior loan	Fixed	4.72%	3/1/2026	Fixed	2.45%	3/1/2026
Senior loan	Fixed	4.95%	3/1/2029	Fixed	2.70%	3/1/2029

Mezzanine Loan
Mezzanine	Fixed	7.50%	5/1/2029	Fixed	0.30%	5/1/2029
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031
Mezzanine	Fixed	7.59%	6/1/2029	Fixed	0.30%	6/1/2029
Mezzanine	Fixed	7.83%	10/1/2028	Fixed	0.30%	10/1/2028
Mezzanine	Fixed	7.71%	4/1/2031	Fixed	0.30%	4/1/2031
Mezzanine	Fixed	7.32%	8/1/2031	Fixed	0.30%	8/1/2031
Mezzanine	Fixed	7.22%	8/1/2031	Fixed	0.30%	8/1/2031
Mezzanine	Fixed	7.33%	5/1/2029	Fixed	0.30%	5/1/2029
Mezzanine	Fixed	7.53%	7/1/2031	Fixed	0.30%	7/1/2031
Mezzanine	Fixed	7.42%	1/1/2029	Fixed	0.30%	1/1/2029
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031
Mezzanine	Fixed	7.42%	4/1/2031	Fixed	0.30%	4/1/2031
Mezzanine	Fixed	8.70%	11/1/2030	Fixed	0.30%	11/1/2030
Mezzanine	Fixed	7.74%	10/1/2028	Fixed	0.30%	10/1/2028
Mezzanine	Fixed	7.71%	3/1/2029	Fixed	0.30%	3/1/2029
Mezzanine	Fixed	6.91%	7/1/2029	Fixed	0.30%	7/1/2029
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028

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

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 7 to our consolidated financial statements for additional information). As of June 30, 2021, the outstanding balance on the Credit Facility was $765.4 million.

On October 20, 2020, the Company acquired a portfolio of 18 mezzanine loans with an aggregate principal amount outstanding of approximately $97.9 million. Freddie Mac provided seller financing of approximately $59.9 million with a weighted average fixed interest rate of 0.30%. Proceeds from the OP Notes offering and cash on hand were used to fund the remainder of the purchase price.

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

OP Notes Offering

On October 15, 2020, the OP issued the OP Notes with a coupon rate of 7.5% and aggregate principal amount of $36.5 million at approximately 99% of par value for proceeds of approximately $36.1 million before offering costs.

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

As discussed in Note 7 to our consolidated financial statements, in connection with our recent CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $177.6 million under our repurchase agreements and posted approximately $1.8 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding recent borrowings under the master repurchase agreements:

	June 30, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	Apr 2020	177,625	177,625	N/A	(5)	1.86%	0.04	1,848,933	381,356	333,895	8.7

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value.
(4)	In April 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho. Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.
(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

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

Company Notes Offering

On April 20, 2021, the Company issued $75 million in aggregate principal amount of its 5.75% Senior Unsecured Notes due 2026 at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees.

LIBOR Transition

Approximately 5.8% of our portfolio by unpaid principal balance as of June 30, 2021 pays interest at a variable rate that is tied to LIBOR, and it is anticipated that future investments we make may have variable interest rates tied to LIBOR. On March 5, 2021, the Financial Conduct Authority of the U.K. (the "FCA") announced that all of the LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining one-month, three-month, six-month and twelve-month US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee convened by the U.S. Federal Reserve Board and comprised of large U.S. financial institutions, has identified as a best-practice replacement the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. Although there have been a few issuances utilizing SOFR, it is unknown whether SOFR or another alternative reference rate will attain market acceptance as a replacement for LIBOR. In connection with the foregoing, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As of June 30, 2021, the Company has not received any LIBOR transition notices under its loan agreements. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing. On April 20, 2021, the Company, through the Subsidiary OPs, purchased approximately $76.0 million in aggregate principal amount of the Class CS tranche of the Freddie Mac KF-108 CMBS at a price equal to 100% of par value, representing 100% of the Class CS tranche. This investment has a coupon of 6.25% plus 30-day SOFR. The Company currently does not have any other investments tied to SOFR.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of June 30, 2021, our cash and cash equivalents were $30.0 million.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2021.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020  (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$22,841	$11,909
Net cash provided by (used in) investing activities	45,069	(21,377)
Net cash provided by (used in) financing activities	(70,703)	10,434
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,793)	966
Cash, cash equivalents and restricted cash, beginning of period	33,471	—
Cash, cash equivalents and restricted cash, end of period	$30,678	$966

Cash flows from operating activities. During the six months ended June 30, 2021, net cash provided by operating activities was $22.8 million compared to net cash provided by operating activities of $11.9 million for the six months ended June 30, 2020. This increase was primarily due to the interest income generated by our investments and the change in unrealized loss on investments held at fair value.

Cash flows from investing activities. During the six months ended June 30, 2021, net cash provided by investing activities was $45.1 million compared to net cash used in operating activities of $21.4 million for the six months ended June 30, 2020. This increase was primarily driven by proceeds received from payments on mortgage loans held in VIEs.

Cash flows from financing activities. During the six months ended June 30, 2021, net cash used in financing activities was $70.7 million compared to net cash provided by financing activities of $10.4 million for the six months ended June 30, 2020. This increase was primarily driven by distributions to bondholders of VIEs.

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

Income Taxes

We intend to elect to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2021.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2021.

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

We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion, and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our second quarterly dividend of 2021 to common stockholders of $0.4750 per share on April 26, 2021, which was paid on June 30, 2021 to common stockholders of record on June 15, 2021. On June 25, 2021, our Board declared the fourth preferred stock dividend of $0.53125 per share, which was paid on July 26, 2021 to preferred stockholders of record on July 15, 2021. In addition, the REIT Sub paid a distribution of $30.00 per Preferred Membership Unit on June 30, 2021 to holders of records of the Preferred Membership Units on June 15, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

REIT Tax Election

We intend to elect to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2021 and 2020. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. Currently, many of our Manager’s employees are working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting. In addition, as of June 30, 2021, there have been two forbearance requests approved in our CMBS B-Piece portfolio, representing 0.6% of our unpaid principal balance outstanding as of June 30, 2021. There were nine forbearance requests approved in our SFR Loan book, but as of June 30, 2021, these were no longer in forbearance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of NexPoint Real Estate Finance, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 4, 2021, file No. 001-39210).

4.1	First Supplemental Indenture, dated April 20, 2021, between NexPoint Real Estate Finance, Inc. and UMB Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 20, 2021, file No. 001-39210).

10.1*

Loan and Security Agreement, dated as of July 12, 2019, by and among NexPoint WLIF I Borrower, LLC, NexPoint WLIF II Borrower, LLC, and NexPoint WLIF III Borrower, LLC, as Borrower, and Federal Home Loan Mortgage Corporation, as Lender, together with the letter agreements of the Lender dated February 6, 2020 and June 22, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith.

+         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President	August 2, 2021
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Director, Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer	August 2, 2021
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)