Form 10-Q
period 2021-09-30
NexPoint Real Estate Finance, Inc.
filed 2021-11-09
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39210

NexPoint Real Estate Finance, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	84-2178264
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(214) 276-6300

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share 8.50% Series A Cumulative Redeemable Preferred Stock, par value 0.01 per share	NREF NREF-PRA	New York Stock Exchange New York Stock Exchange

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

As of November 8, 2021, the registrant had 9,162,096 shares of its common stock, par value $0.01 per share, outstanding.

i

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended September 30, 2021

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

●	Risks associated with the Highland Capital Management, L.P. ("Highland") bankruptcy, including related litigation and potential conflicts of interest; and

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

iii

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$22,219	$30,241
Restricted cash	2,360	3,230
Bridge loan	32,608	—
Loans, held-for-investment, net	152,634	127,777
Common stock investment, at fair value	49,321	44,626
Mortgage loans, held-for-investment, net	871,711	918,114
Accrued interest and dividends	6,440	5,078
Mortgage loans held in variable interest entities, at fair value	7,085,361	5,007,515
CMBS structured pass through certificates, at fair value (Note 6)	72,645	38,984
Accounts receivable and other assets	1,108	745
TOTAL ASSETS	$8,296,407	$6,176,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$805,427	$840,453
Master repurchase agreements	222,533	161,465
Unsecured notes, net	108,030	34,960
Accounts payable and other accrued liabilities	3,984	1,779
Accrued interest payable	5,046	2,311
Due to brokers for securities purchased, not yet settled	2,188	—
Bonds payable held in variable interest entities, at fair value	6,652,704	4,731,429
Total Liabilities	7,799,912	5,772,397

Redeemable noncontrolling interests in the OP	258,992	275,670

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	7,069	—
Noncontrolling interest in subsidiary	95	—
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 9,449,083 and 5,350,000 shares issued and 9,162,096 and 5,022,578 shares outstanding, respectively	92	50
Additional paid-in capital	222,357	138,043
Retained earnings	20,636	3,485
Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 327,422 shares, respectively	(4,195)	(4,784)
Total Stockholders' Equity	237,503	128,243
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,296,407	$6,176,310

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income
Interest income	$14,372	$10,492	$39,900	$26,899
Interest expense	(7,790)	(6,102)	(21,876)	(14,649)
Total net interest income	$6,582	$4,390	$18,024	$12,250
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	20,240	8,920	48,925	(1,207)
Change in unrealized gain (loss) on CMBS structured pass through certificates	355	(200)	794	101
Change in unrealized gain on common stock	1,362	—	4,695	—
Loan loss benefit (provision)	6	14	(101)	(279)
Dividend income, net	—	1,305	—	3,557
Realized losses	—	—	(257)	—
Other income	—	—	774	—
Total other income (loss)	$21,963	$10,039	$54,830	$2,172
Operating expenses
General and administrative expenses	1,476	1,167	4,810	2,361
Loan servicing fees	1,327	1,241	3,942	3,088
Management fees	551	480	1,587	1,027
Total operating expenses	$3,354	$2,888	$10,339	$6,476
Net income	25,191	11,541	62,515	7,946
Net (income) attributable to preferred shareholders	(874)	(874)	(2,626)	(874)
Net (income) attributable to redeemable noncontrolling interests	(11,084)	(7,805)	(32,747)	(5,293)
Net income attributable to common stockholders	$13,233	$2,862	$27,142	$1,779

Weighted-average common shares outstanding - basic	6,863	5,261	5,738	5,253
Weighted-average common shares outstanding - diluted	20,721	5,550	19,846	5,379

Earnings per share - basic	$1.93	$0.54	$4.73	$0.34
Earnings per share - diluted	$1.17	$0.52	$3.02	$0.33

Dividends declared per common share	$0.4750	$0.4000	$1.4250	$1.0198

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
Three Months Ended September 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, June 30, 2021	1,645,000	$16	5,498,980	$55	$145,786	$11,964	$(4,195)	$(8,567)	$6,869	$98	$152,026
Vesting of stock-based compensation	—	—	—	—	538	—	—	—	—	—	538
Issuance of common shares through at-the-market offering, net	—	—	124,284	1	2,693	—	—	—	—	—	2,694
Issuance of common shares through public offering, net	—	—	2,059,700	21	40,962	—	—	—	—	—	40,983
Issuance of subsidiary preferred membership units through private offering, net	—	—	—	—	—	—	—	—	—	(3)	(3)
Conversion of redeemable noncontrolling interests in the OP	—	—	1,479,132	15	32,378	—	—	—	—	—	32,393
Noncontrolling interest in CMBS VIEs	—	—		—	—	—	—	—	200	—	200
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	13,233	—	—	—	—	13,233
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.4750 per share)	—	—	—	—	—	(4,561)	—	—	—	—	(4,561)
Balances, September 30, 2021	1,645,000	$16	9,162,096	$92	$222,357	$20,636	$(4,195)	$(8,567)	$7,069	$95	$237,503

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
Nine Months Ended September 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, December 31, 2020	1,645,000	$16	5,022,578	$50	$138,043	$3,485	$(4,784)	$(8,567)	$—	$—	$128,243
Vesting of stock-based compensation	—	—	67,992	1	1,166	—	—	—	—	—	1,167
Cancellation of common stock held in treasury	—	—	—	—	(589)	—	589	—	—	—	—
Issuance of common shares through at-the-market offering, net	—	—	532,694	5	10,397	—	—	—	—	—	10,402
Issuance of common shares through public offering, net	—	—	2,059,700	21	40,962	—	—	—	—		40,983
Issuance of subsidiary preferred membership units through private offering, net	—	—	—	—	—	—	—	—	—	95	95
Conversion of redeemable noncontrolling interests in the OP	—	—	1,479,132	15	32,378	—	—	—	—	—	32,393
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	7,069	—	7,069
Net income attributable to preferred stockholders	—	—	—	—	—	2,626	—	—	—	—	2,626
Net income attributable to common stockholders	—	—	—	—	—	27,142	—	—	—	—	27,142
Preferred stock dividends declared ($1.5938 per share)	—	—	—	—	—	(2,626)	—	—	—	—	(2,626)
Common stock dividends declared ($1.4250 per share)	—	—	—	—	—	(9,991)	—	—	—	—	(9,991)
Balances, September 30, 2021	1,645,000	$16	9,162,096	$92	$222,357	$20,636	$(4,195)	$(8,567)	$7,069	$95	$237,503

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings (Loss)	Common Stock	Preferred Stock
Three Months Ended September 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	Total
Balances, June 30, 2020	—	$—	5,262,534	$53	$91,933	$(4,351)	$(1,338)	$—	$86,297
Issuance of common stock through public offering, net	—	—	—	—	(459)	—	—	—	(459)
Issuance of preferred stock through public offering, net	2,000,000	20	—	—	46,061	—	—	—	46,081
Vesting of stock-based compensation	—	—	—	—	252	—	—	—	252
Repurchase of common stock	—	—	(26,045)	—	—	—	(377)	—	(377)
Repurchase of preferred stock	(355,000)	(4)	—	—	—	—	—	(8,567)	(8,571)
Net income attributable to common stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	2,862	—	—	2,862
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($0.4000 per share)	—	—	—	—	—	(2,220)	—	—	(2,220)
Balances, September 30, 2020	1,645,000	$16	5,236,489	$53	$137,787	$(3,709)	$(1,715)	$(8,567)	$123,865

	Preferred Stock		Common Stock		Additional	Retained Earnings (Loss)	Common Stock	Preferred Stock
Nine Months Ended September 30, 2020	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	Total
Balances, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock through public offering, net			5,350,000	54	91,434	—	—	—	91,488
Issuance of preferred stock through public offering, net	2,000,000	20	—	—	46,061	—	—	—	46,081
Vesting of stock-based compensation	—	—	—	—	292	—	—	—	292
Repurchase of common stock	—	—	(113,511)	(1)	—	—	(1,715)	—	(1,716)
Repurchase of preferred stock	(355,000)	(4)	—	—	—	—	—	(8,567)	(8,571)
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	1,779	—	—	1,779
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($1.0198 per share)	—	—	—	—	—	(5,488)	—	—	(5,488)
Balances, September 30, 2020	1,645,000	$16	5,236,489	$53	$137,787	$(3,709)	$(1,715)	$(8,567)	$123,865

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$62,515	$7,946
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	10,484	5,620
Accretion of discounts	(6,118)	(1,549)
Loan loss (benefit) provision	101	279
Net change in unrealized (gain) loss on investments held at fair value	(34,671)	11,130
Net realized losses	395	—
Vesting of stock-based compensation	1,485	292
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(1,362)	(4,477)
Accounts receivable and other assets	(363)	(749)
Accrued interest payable	2,735	1,201
Accounts payable, accrued expenses and other liabilities	2,025	1,341
Net cash provided by operating activities	37,226	21,034

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	392,257	82,671
Proceeds from payments received on mortgage loans held for investment	42,130	5,237
Originations of bridge loan	(32,595)	—
Originations of loans, held-for-investment, net	(28,911)	(7,500)
Purchases of CMBS structured pass through certificates, at fair value	(36,874)	(40,200)
Sales of CMBS structured pass through certificates, at fair value	3,921	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	(143,386)	(150,320)
Net cash provided by (used in) investing activities	196,542	(110,112)

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(35,026)	(1,825)
Distributions to bondholders of variable interest entities	(363,079)	(76,495)
Borrowings under master repurchase agreements	75,911	160,379
Principal repayments on borrowings under master repurchase agreements	(14,843)	(167)
Proceeds received from unsecured notes offering, net	72,684	—
Borrowings under bridge facility	—	86,000
Bridge Facility payments	—	(181,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	51,385	91,488
Proceeds from the issuance of preferred stock through public offering, net of offering costs	—	46,081
Proceeds from the issuance of subsidiary preferred membership units through private offering, net of offering costs	95	—
Proceeds from the issuance of common stock	32,393	—
Redemption of redeemable noncontrolling interests in the OP	(32,393)	—
Repurchase of preferred stock	—	(8,571)
Repurchase of common stock	—	(1,716)
Payments for taxes related to net share settlement of stock-based compensation	(318)	—
Dividends paid to common stockholders	(9,811)	(5,367)
Dividends paid to preferred stockholders	(2,626)	—
Distributions to redeemable noncontrolling interests in the OP	(17,032)	(13,548)
Contributions from noncontrolling interests	—	11,783
Net cash provided by (used in) financing activities	(242,660)	107,042

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,892)	17,964
Cash, cash equivalents and restricted cash, beginning of period	33,471	—
Cash, cash equivalents and restricted cash, end of period	$24,579	$17,964

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$18,755	$16,499
Supplemental Disclosure of Noncash Investing and Financing Activities
Contributions from noncontrolling interests, including consolidation of the associated mortgage loans held in variable interest entities	—	2,797,735
Other assets acquired from contributions from noncontrolling interests	—	3,616
Assumed debt on contributions from noncontrolling interests, including consolidation of the associated bonds payable held in variable interest entities	—	(2,539,724)
Consolidation of mortgage loans and bonds payable held in variable interest entities	2,394,732	3,179,620
Due to brokers for securities purchased, not yet settled	2,188	—
Consolidation of noncontrolling interest in CMBS variable interest entities	7,069	—
Increase in dividends payable upon vesting of restricted stock units	180	121
Stock dividends received	—	1,254
Increase in dividends payable to preferred stockholders	874	874

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and common stock, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of September 30, 2021, the Company holds approximately 77.32% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owns approximately 27.78% of the common limited partnership units ("SubOP Units") of two of its subsidiary partnerships and 100% of the SubOP Units of one of its subsidiary partnerships (collectively, the "Subsidiary OPs") (see Note 12). The OP also directly owns all of the membership interests of a limited liability company (the "Mezz LLC") through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP.

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

The Company is externally managed by the Manager through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, for a three-year initial term set to expire on February 6, 2023 (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.

The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. The Company intends to achieve this objective primarily by originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity and common stock, as well as multifamily CMBS securitizations. The Company concentrates on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). In addition, the Company targets lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Through active portfolio management the Company seeks to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and  December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020 have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, and notes thereto in its Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

As a result of the COVID-19 pandemic, the Company has received and may continue to receive forbearance requests and may experience difficulty making new investments or redeploying proceeds from repayments of our existing investments, meeting financial covenants in the Company's debt obligations or accessing debt and equity capital on attractive terms, or at all. In addition, reduced economic activity may cause certain borrowers underlying the Company's real estate related assets and senior loans to become delinquent or default on their loans, or seek to defer payment on, or refinance, their loans. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. From inception through  September 30, 2021, there have been four forbearance requests approved in the Company's CMBS B-Piece portfolio, representing 0.8% of the Company's consolidated unpaid principal balance outstanding. Additionally, there were nine forbearance requests approved in the Company's SFR Loan book. However, as of September 30, 2021, these loans were no longer in forbearance. Despite these forbearance requests, the master servicers continued to make payments to the Company for the portion of our CMBS B-Piece and SFR Loans that requested forbearance, and were approved by the Federal Home Loan Mortgage Corporation ("Freddie Mac"), during the entire forbearance period. These agreed upon forbearance requests include both principal and interest payments for three months, with an option to the borrower to extend an additional three months, and require the borrower to repay Freddie Mac within twelve months of the end of the forbearance period. For additional information regarding the risks to the Company related to the COVID-19 pandemic, or any other future pandemic, see "Item 1A. Risk Factors" of our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2021, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs, and the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP. In addition, all of the Company’s debt is an obligation of the Subsidiary OPs.

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

CMBS Trusts

The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impact the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the seven CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche of six of the securities and 90% of the most subordinate tranche of one of the securities issued by the trusts. The subordinate tranche includes the controlling class, and has the ability to remove and replace the special servicer. The portion of the controlling class not owned by the Company is classified as noncontrolling interest in CMBS variable interest entities.

On the Consolidated Balance Sheets as of September 30, 2021, the Company consolidated seven Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

Investment in subsidiaries

The Company conducts its operations through the OP, which directly or through a subsidiary acts as the general partner of the Subsidiary OPs which own investments through limited liability companies that are SPEs and which is the sole member of the Mezz LLC, which owns investments directly. The OP has three classes of OP Units: Class A, Class B and Class C. Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units and Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. The Company is the majority limited partner of the OP in terms of economic interests, holding approximately 77.32% of the OP Units in the OP as of  September 30, 2021 which represent 100% of the Class A OP Units, and the general partner of the OP must generally receive approval of the Board to take any actions. As such, the Company consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the unaudited consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities.

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

Due to Brokers for Securities Purchased, Not Yet Settled

The Company may purchase securities before the end of the reporting period that may not settle until after the reporting period ends. The purchase price of these securities are recorded as a payable on the Consolidated Balance Sheets as of September 30, 2021.

Income Recognition

Interest Income - Loans held-for-investment, CMBS structured pass through certificates and mortgage loans from the consolidated CMBS Entities where the Company expects to collect the contractual interest and principal payments are considered to be performing loans. The Company recognizes income on performing loans in accordance with the terms of the loan on an accrual basis. Interest income also includes amortization of loan premiums or discounts and loan origination costs and prepayment penalties.

Dividend Income - Dividend income is recorded when declared.

Realized Gain (Loss) on Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Operations with respect to the investment sold at the time of the sale.

Expense Recognition

Interest expense, in accordance with the Company’s financing agreements, is recorded on the accrual basis. General and administrative expenses are expensed as incurred.

Allowance for Loan Losses

The Company, with the assistance of an independent valuations firm, performs a quarterly evaluation of loans classified as held for investment for impairment on a loan by loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If the Company determines that it is probable that it will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If a loan is considered to be impaired, the Company will establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. For non-impaired loans with no specific allowance the Company determines an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represents management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considers quantitative factors likely to cause estimated credit losses including default rate and loss severity rates. The Company also evaluates qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets. Increases to (or reversals of) the allowance for loan loss are included in “Loan loss benefit (provision)” on the accompanying Consolidated Statements of Operations.

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

For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. As of and for the nine months ended September 30, 2021, the Company had no loan modifications and thus no troubled debt restructurings.

A loan is written off when it is no longer realizable and/or it is legally discharged.

The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the nine months ended September 30, 2021, there were no loans acquired with deteriorated credit quality.

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

Income Taxes

The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT under the Code, commencing with its taxable year ended  December 31, 2020. As a result of the Company’s expected REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of September 30, 2021, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

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

The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2021.

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

In March 2020, the FASB issued AU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the U.S. Dollar London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through  September 30, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Loans Held for Investment

The Company’s investments in SFR Loans, mezzanine loans and preferred equity are accounted for as loans held for investment. The SFR Loans are presented as Mortgage loans, held-for-investment, net and the mezzanine loans and preferred equity is presented as Loans, held-for-investment, net on the Consolidated Balance Sheets. The following tables summarize our loans held for investment as of September 30, 2021 and December 31, 2020, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
September 30, 2021
SFR Loans, held-for-investment	$816,083	$871,711	23	100.00%	4.87%	6.71
Mezzanine loans, held-for-investment	131,784	134,388	21	79.98%	7.57%	6.92
Preferred equity, held-for-investment	18,056	18,246	3	100.00%	11.25%	6.82
	$965,923	$1,024,345	47	97.27%	5.36%	6.74

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average fixed rate is weighted on outstanding face amount.
(3)	The weighted-average coupon is weighted on outstanding face amount. The coupon rate for preferred equity includes current cash and deferred interest income.
(4)

The weighted-average life is weighted on outstanding face amount and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

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

For the nine months ended September 30, 2021 and 2020, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Balance at December 31,	$1,045,891	$—
Contributions from noncontrolling interests in the OP	—	967,202
Originations	28,911	7,500
Proceeds from principal repayments (1)	(42,130)	(1,987)
Proceeds from redemption of mezzanine loan, net	—	(3,221)
Amortization of loan premium, net (2)	(7,340)	(5,056)
Loan loss benefit (provision)	(101)	(279)
Realized losses	(886)	—
Balance at September 30,	$1,024,345	$964,159

(1)	Includes principal repayments on SFR Loans.
(2)	Includes net amortization of loan purchase premiums.

As of September 30, 2021 and December 31, 2020, there were $58.8 million and $67.6 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.

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

September 30, 2021
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	47	1,024,345	100.00%
4	—	—	—
5	—	—	—
	47	$1,024,345	100.00%

December 31, 2020
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	48	1,045,891	100.00%
4	—	—	—
5	—	—	—
	48	$1,045,891	100.00%

As of September 30, 2021, all 47 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	September 30, 2021	December 31, 2020
Georgia	38.78%	39.81%
Florida	22.17%	20.88%
Texas	6.83%	7.26%
Maryland	5.92%	7.66%
Minnesota	5.08%	4.82%
Alabama	3.50%	3.59%
California	2.64%	0.00%
New Jersey	*	1.98%
North Carolina	1.94%	1.67%
Missouri	1.25%	1.01%
Mississippi	1.01%	1.03%
Other (20 and 19 states each at <1%)	10.87%	10.29%
	100.00%	100.00%

*Included in "Other."

Collateral Property Type	September 30, 2021	December 31, 2020
Single Family Rental	81.72%	87.30%
Multifamily	17.98%	12.70%
Life Science	0.30%	0.00%
	100.00%	100.00%

4. CMBS Trusts

As of September 30, 2021, the Company consolidated all seven of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets; recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations; and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company, as operating cash-flows.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	September 30, 2021	December 31, 2020
Mortgage loans held in variable interest entities, at fair value	$7,085,361	$5,007,515
Accrued interest receivable	1,775	1,063

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(6,652,704)	(4,731,429)
Accrued interest payable	(1,275)	(794)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest earned	$7,819	$5,017	$19,943	$10,024
Unrealized gain (loss)	12,421	3,903	28,982	(11,231)
Change in net assets related to consolidated CMBS variable interest entities	$20,240	$8,920	$48,925	$(1,207)

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	September 30, 2021	December 31, 2020
Texas	16.38%	15.02%
Florida	14.38%	16.25%
Arizona	8.94%	11.80%
California	7.31%	8.25%
Georgia	6.67%	7.05%
Washington	6.66%	5.76%
New Jersey	4.76%	4.14%
Nevada	3.60%	4.12%
Pennsylvania	*	3.30%
Colorado	4.18%	2.26%
Connecticut	3.10%	*
North Carolina	2.91%	1.98%
New York	2.66%	3.00%
Ohio	1.77%	2.00%
Virginia	1.74%	2.09%
Indiana	1.72%	2.42%
South Carolina	1.59%	1.08%
Utah	*	1.33%
Maryland	1.59%	1.32%
Missouri	1.29%	1.20%
Tennessee	1.21%	1.45%
Other (19 and 15 states each at <1%)	7.54%	4.21%
	100.00%	100.00%

*Included in "Other."

Collateral Property Type	September 30, 2021	December 31, 2020
Multifamily	98.26%	98.12%
Manufactured Housing	1.74%	1.88%
	100.00%	100.00%

5. Common Stock Investment

On November 6, 2020, in connection with the closing of the acquisition of Jernigan Capital, Inc. ("JCAP"), by affiliates of the Manager, each share of JCAP’s series A preferred stock issued and outstanding immediately prior to the effective time of the acquisition was converted into the right to receive one share of common stock, par value $0.01 per share, of the surviving company. As a result, the entirety of the Company’s preferred stock investment in JCAP was converted into common stock of the surviving company, NSP. NSP primarily owns self-storage properties in the Sun Belt region. Historically, NSP provided debt and equity capital to self-storage entrepreneurs with a view toward eventual outright ownership of the facilities it financed. Following the conversion, the Company owns approximately 25.8% of the total outstanding shares of NSP and thus can exercise significant influence over NSP, implying this investment should be accounted for under the equity method. The Company elected the fair-value option in accordance with ASC 825-10-10 for NSP.

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

The following table presents the NSP common stock investment as of September 30, 2021 (in thousands, except share amounts):

	Investment		Shares		Fair Value
Investment	Date	Property Type	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$49,321	$44,626

6. CMBS Structured Pass Through Certificates

As of September 30, 2021, the Company held thirteen CMBS I/O Strips at fair value. These CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. See Note 2 and Note 9 for additional disclosures regarding valuation methodologies for the CMBS I/O Strips.

The following table presents the CMBS I/O Strips as of September 30, 2021 (in thousands):

	Investment
Investment	Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$2,432	Multifamily	2.09%	14.95%	9/25/2046
CMBS I/O Strip	8/6/2020		8,712	Multifamily	0.10%	14.34%	6/25/2030
CMBS I/O Strip	8/6/2020		23,783	Multifamily	3.09%	14.64%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	7,437	Multifamily	1.71%	14.77%	1/25/2030
CMBS I/O Strip	5/27/2021		4,919	Multifamily	3.50%	14.31%	5/25/2030
CMBS I/O Strip	6/7/2021		611	Multifamily	2.39%	16.61%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	7,289	Multifamily	1.39%	15.32%	5/25/2029
CMBS I/O Strip	6/21/2021		1,975	Multifamily	1.31%	18.42%	5/25/2030
CMBS I/O Strip	8/10/2021		3,345	Multifamily	1.96%	14.45%	4/25/2030
CMBS I/O Strip	8/11/2021		1,734	Multifamily	3.20%	12.72%	7/25/2031
CMBS I/O Strip	8/24/2021		325	Multifamily	2.70%	13.30%	1/25/2031
CMBS I/O Strip	9/1/2021		5,058	Multifamily	2.04%	14.06%	6/25/2030
CMBS I/O Strip	9/11/2021		5,025	Multifamily	2.95%	12.30%	9/25/2031
Total			$72,645

(1)	Current yield is the annualized income earned divided by the cost basis of the investment.
(2)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(3)

The Company, through the Subsidiary OPs, purchased approximately $80.0 million and $35.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021 and September 29, 2021, respectively.

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest earned	$779	$441	$1,982	$521
Change in unrealized gain on CMBS structured pass through certificates	355	(200)	794	101
Realized gain	484	—	484	—
	$1,618	$241	$3,260	$622

7. Bridge Loan

On September 17, 2021, the Company, through one of the Subsidiary OPs, originated a bridge loan (the "Bridge Loan") for $32.8 million. The Bridge Loan is secured by a multifamily property in Melbourne, Florida, and was used by the borrower to finance the acquisition of the property prior to accessing permanent financing. The Bridge Loan bears interest at a rate of 4.50% plus one-month LIBOR and matures on March 17, 2022.

8. Debt

The following table summarizes the Company’s financing arrangements in place as of September 30, 2021:

	September 30, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	222,533	222,533	N/A	(5)	1.91%	0.05	1,947,301	392,031	422,900	8.5
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	745,513	745,513	7/12/2029		2.42%	6.7	816,083	871,711	871,711	6.7
Mezzanine
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	8.6	97,899	100,923	100,923	8.6
Unsecured Financing
Various	10/15/2020	36,500	35,160	10/25/2025		7.50%	4.1	N/A	N/A	N/A	N/A
Various	4/20/2021	75,000	72,870	4/15/2026		5.75%	4.5	N/A	N/A	N/A	N/A
Total/weighted average		$1,139,460	$1,135,990			2.59%	5.29	$2,861,283	$1,364,665	$1,395,534	8.01

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value. SFR Loans and mezzanine loans are shown at their carrying values.
(4)

On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.

(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

          The following table summarizes the Company’s financing arrangements in place as of December 31, 2020:

	December 31, 2020
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	161,465	161,465	N/A	(5)	2.46%	0.02	1,955,879	313,632	316,827	10.6
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	780,539	780,539	3/1/2029		2.44%	7.4	854,365	918,114	918,114	7.4
Mezzanine
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	9.3	97,899	101,057	101,057	7.1
Unsecured Financing
Various	10/15/2020	36,500	34,960	10/25/2025		7.50%	4.8	N/A	N/A	N/A	N/A
Total/weighted average		$1,038,418	$1,036,878			2.50%	6.27	$2,908,143	$1,332,803	$1,335,998	9.52

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value. SFR Loans and mezzanine loans are shown at their carrying values.
(4)

On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.

(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group as of September 30, 2021. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of September 30, 2021, the outstanding balance on the Credit Facility was $745.5 million.

In connection with certain of our previous CMBS acquisitions and a mezzanine debt investment, we, through the Subsidiary OPs, have borrowed approximately $222.5 million under our repurchase agreements and posted $1.9 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of September 30, 2021. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

On October 15, 2020, the OP issued 7.50% Senior Unsecured Notes (the “OP Notes”) for an aggregate principal amount of $36.5 million and a coupon rate of 7.50%. The OP Notes are due October 15, 2025 and were sold at approximately 99% of par value for proceeds of approximately $36.1 million before offering costs. Additionally, the OP Notes are fully guaranteed by the Company in the event that the OP cannot satisfy the obligations of the OP Notes. As of  September 30, 2021, any action required under the guaranty is considered remote.

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

As of September 30, 2021, the outstanding principal balances related to the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

		Outstanding
	Investment	Principal
Investment	Date	Balance	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,691	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	55,988	Various	Single-family	Fixed	2.70%	3/1/2029
Senior loan	2/11/2020	46,094	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	35,477	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	15,853	Various	Single-family	Fixed	2.91%	2/1/2029
Senior loan	2/11/2020	11,090	Various	Single-family	Fixed	3.02%	10/1/2028
Senior loan	2/11/2020	9,487	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,285	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	9,091	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,887	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	8,152	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	7,561	Various	Single-family	Fixed	3.02%	11/1/2028
Senior loan	2/11/2020	7,194	Various	Single-family	Fixed	2.80%	2/1/2029
Senior loan	2/11/2020	6,914	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	6,794	Various	Single-family	Fixed	2.69%	7/1/2028
Senior loan	2/11/2020	6,063	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,741	Various	Single-family	Fixed	2.68%	11/1/2028
Senior loan	2/11/2020	5,740	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	5,120	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	4,870	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	4,829	Various	Single-family	Fixed	2.97%	1/1/2029
Senior loan	2/11/2020	4,246	Various	Single-family	Fixed	3.06%	2/1/2029
Total		$745,513				2.42%
Mezzanine Loans
Senior loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Senior loan	10/20/2020	662	Urbandale, IA	Multifamily	Fixed	0.30%	11/1/2030
Total		$59,914				0.30%

For the nine months ended September 30, 2021 and 2020, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Balances as of December 31,	$1,036,878	$—
Assumption of debt	—	788,764
Principal borrowings	148,595	160,379
Principal repayments	(49,869)	(1,992)
Accretion of loan discounts	386	—
Balances as of September 30,	$1,135,990	$947,151

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2021 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2021¹	—	$(222,533)	$(222,533)
2022	—	—	—
2023	—	(4,870)	(4,870)
2024	—	(5,740)	(5,740)
2025	(36,500)	(46,094)	(82,594)
Thereafter	(75,000)	(748,723)	(823,723)
	$(111,500)	$(1,027,960)	$(1,139,460)

(1)	The transactions in place in the master repurchase agreement with Mizuho have a one-month to two-month tenor and are expected to roll accordingly.

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of   September 30, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$22,219	$22,219	$—	$—	$22,219
Restricted Cash	2,360	2,360	—	—	2,360
Bridge loan	32,608	—	—	32,608	32,608
Loans, held-for-investment, net	152,634	—	—	152,633	152,633
Common stock	49,321	—	—	49,321	49,321
Mortgage loans, held-for-investment, net	871,711	—	—	873,177	873,177
Accrued interest and dividends	6,440	6,440	—	—	6,440
Mortgage loans held in variable interest entities, at fair value	7,085,361	—	7,085,361	—	7,085,361
CMBS structured pass through certificates, at fair value	72,645	—	72,645	—	72,645
Other assets	1,108	1,108	—	—	1,108
	$8,296,407	$32,127	$7,158,006	$1,107,739	$8,297,872

Liabilities
Secured financing agreements, net	$805,427	$—	$—	$831,822	$831,822
Master repurchase agreements	222,533	—	—	222,533	222,533
Unsecured Notes	108,030	—	—	108,030	108,030
Accounts payable and other accrued liabilities	3,984	3,984	—	—	3,984
Accrued interest payable	5,046	5,046	—	—	5,046
Due to brokers for securities purchased, not yet settled	2,188	—	2,188	—	2,188
Bonds payable held in variable interest entities, at fair value	6,652,704	—	6,652,704	—	6,652,704
	$7,799,912	$9,030	$6,654,892	$1,162,385	$7,826,307

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 12). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At September 30, 2021, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets.

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

As of September 30, 2021, the Company had 9,449,083 shares of common stock, par value $0.01 per share, issued and 9,162,096 shares of common stock, par value $0.01 per share, outstanding.

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

Share Repurchase Program

On March 9, 2020, the Board authorized a share repurchase program (the "Share Repurchase Program") through which the Company may repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock, par value $0.01 per share, during a two-year period that is set to expire on March 9, 2022 (the “Share Repurchase Program”). On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time. From inception through  September 30, 2021, the Company has repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987.

The audit committee has approved and ratified, subject to the prior authorization of our Board, repurchases from related party affiliates of the Company through the Share Repurchase Program, including accounts advised by affiliates of our Sponsor. As of September 30, 2021, the Company has not repurchased shares of common stock or Series A Preferred Stock under the Share Repurchase Program from its officers, directors, Manager or Sponsor, or affiliates of any of the foregoing.

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

Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, and on February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of  September 30, 2021:

	2021
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2021	290,851		$12.12
Granted	232,184		19.39
Vested	(83,311)	(1)	12.11
Forfeited	—		—
Outstanding September 30, 2021	439,724		$15.96

(1)

Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 67,992 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the restricted stock units is as follows:

Vest Date	Vesting
November 2, 2021	1,838
February 22, 2022	66,919
May 8, 2022	68,569
February 22, 2023	55,087
May 8, 2023	68,569
February 22, 2024	55,087
May 8, 2024	68,564
February 22, 2025	55,091
439,724

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

Sales of shares of common stock or Series A Preferred Stock under the ATM Program, if any, may be made in transactions that are deemed to be "at the market" offerings, as defined in Rule 415 under the Securities Act including, without limitation, sales made by means of ordinary brokers' transactions on the NYSE, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. The following table contains summary information of the ATM Program for sales from inception through September 30, 2021. For the nine months ended September 30, 2021, no Series A Preferred Stock has been sold through the ATM Program:

Gross Proceeds	$11,264,237
Shares of Common Stock Issued	532,694
Gross Average Sale Price per Share of Common Stock	$21.15

Sales Commissions	$168,963
Offering Costs	693,575
Net Proceeds	10,401,699
Average Price Per Share, net	$19.53

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

Secondary Public Offering

On August 18, 2021, the Company, the OP and the Manager entered into an underwriting agreement (the "Underwriting Agreement") with Raymond James & Associates, Inc. ("Raymond James"), as representative of the several underwriters named therein (collectively, the "Underwriters"), pursuant to which the Company agreed to sell 2,000,000 shares of its common stock (the "Firm Shares") at a public offering price of $21.00 per share. The Company also granted the Underwriters a 30-day option to purchase up to an additional 300,000 shares of its common stock (the "Option Shares" and together with the Firm Shares, the "Shares"). The Firm Shares were issued on August 20, 2021. On September 8, 2021, the Underwriters partially exercised the option to purchase 59,700 Option Shares. The 59,700 Option Shares were issued on September 10, 2021.

The Shares were offered and sold pursuant to a prospectus supplement, dated August 18, 2021, and a base prospectus, dated March 31, 2021, relating to the Company's shelf registration statement on Form S-3 (File No. 333-251854).

The following table contains summary information of the secondary public offering.

Gross Proceeds	$43,253,700
Shares of Common Stock Issued	2,059,700
Gross Average Sale Price per Share of Common Stock	$21.00

Underwriting Discounts	$1,946,417
Offering Costs	324,124
Net Proceeds	40,983,159
Average Price Per Share, net	$19.90

OP Unit Conversion

On September 8, 2021, the Company redeemed approximately 1,479,132 OP Units for cash and issued 1,479,132 shares of common stock to the redeeming unitholders for the same cash amount.

Dividends

The Board declared the third quarterly dividend of 2021 to common stockholders of $0.475 per share on July 28, 2021 which was paid on September 30, 2021 to common stockholders of record on September 15, 2021

The Board declared a dividend to preferred stockholders of $0.53125 per share on September 17, 2021, which was paid on October 25, 2021 to preferred stockholders of record on October 15, 2021.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020		2021	2020
Net income attributable to common stockholders	$13,233	$2,862		$27,142	$1,779

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	11,084	7,805		32,747	5,293
Net income for diluted computations	$24,317	$10,667		$59,889	$7,072

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	6,863	5,261		5,738	5,253
Average number of unvested restricted stock units	440	289		446	126
Average number of OP Units and SubOP Units	13,417	13,575		13,663	13,065
Average number of common shares outstanding - diluted	20,720	19,125		19,847	18,444
Earnings (loss) per weighted average common share:
Basic	$1.93	$0.54		$4.73	$0.34
Diluted	$1.17	$0.52	(1)	$3.02	$0.33	(1)

(1)	Unvested restricted stock units, OP Units and SubOP Units are not included in the diluted earnings per share calculation for 2020.

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

The OP acts directly or through a subsidiary as the general partner of the Subsidiary OPs and may, in its sole discretion following a notice of a redemption from a holder of SubOP Units, purchase the SubOP Units by paying to the SubOP Unit holder either the Cash Amount or the OP Unit Amount (one OP Unit for each SubOP Unit, subject to adjustment), as defined in the partnership agreements of the Subsidiary OPs. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the OP Units to the redeeming limited partner would (1) be prohibited, as determined in the OP’s sole discretion, or (2) cause the acquisition of OP Units by such redeeming limited partner to be “integrated” with any other distribution of OP Units for purposes of complying with the Securities Act of 1933 , as amended (the "Securities Act").

The OP, which acts directly or through a subsidiary as the general partner and is primary beneficiary of the Subsidiary OPs, consolidates the Subsidiary OPs.

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of September 30, 2021, the Company is the majority limited partner in the OP in terms of economic interests. Net income (loss) is allocated to holders of OP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

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

The Cash Amount is defined in the partnership agreement of the OP as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company's common stock, which because the Company's common stock is listed on the New York Stock Exchange (the "NYSE") will be calculated for the ten consecutive trading days (the "Ten Day VWAP") immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the "Valuation Date").  The Ten Day VWAP calculated based on a Valuation Date of  September 30, 2021 was $19.81 and there were 12,307,988 OP Units outstanding other than those held by the Company, including SubOP Units other than those held by the OP. Assuming (1) that the Ten Day VWAP exceeded the NAV, (2) that all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of September 30, 2021, and (3) that the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $243.9 million in cash consideration to redeem the OP Units.

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

On September 30, 2020, the unitholders (other than the OP) of OP IV exercised their redemption right for 100% of their units outstanding. Following direction and approval of the Board and the general partner of OP IV, the OP purchased the tendered OP IV units in exchange for an equal number of OP Units. After the transaction, OP IV is wholly owned by the OP.

On September 8, 2021, the general partner of the OP executed an amended and restated partnership agreement of the OP for the purposes of creating a board of directors of the OP (the "Partnership Board") and subdividing and reclassifying the outstanding OP Units into Class A, Class B and Class C OP Units. The amended and restated agreement generally provides that the newly created Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the Partnership Board, and that the Class C OP Units have no voting power. The reclassification of the OP Units did not have a material effect on the economic interests of the holders of OP Units. In connection with the amended and restated agreement, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by NexPoint Strategic Opportunities Fund were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units.

The Partnership Board of the OP has exclusive authority to select, remove and replace the general partner of the OP and no other authority. The Partnership Board may replace the general partner of the OP at any time. Pursuant to the terms of the OP LPA, the Company appointed Brian Mitts as the sole initial director of the Partnership Board. The number of directors on the Partnership Board is initially one but may be increased by following the affirmative vote or consent of the majority of the voting power of the OP Units (the "Requisite Approval"). The election of directors to and removal of directors from the Partnership Board also requires the Requisite Approval.

In addition, on September 8, 2021, the OP as general partner of the Subsidiary OPs executed amended and restated partnership agreements of each of the respective Subsidiary OPs. The amended and restated agreements provide that Class C OP Units of the OP may be issued in connection with the redemption of SubOP Units pursuant to such agreements.

As of September 30, 2021, the Company owns 77.32% of the OP Units representing 100% of the Class A OP Units. See Note 11 for additional disclosures regarding redemption of OP Units.

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the nine months ended September 30, 2021 (in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2020	$275,670
Contributions from redeemable noncontrolling interests in the OP	—
Net income attributable to redeemable noncontrolling interests in the OP	32,747
Redemption of redeemable noncontrolling interests in the OP	(32,393)
Distributions to redeemable noncontrolling interests in the OP	(17,032)
Redeemable noncontrolling interests in the OP, September 30, 2021	$258,992

The table below presents the consolidated common shares, OP Units and SubOP Units outstanding held by the noncontrolling interests ("NCI"), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	SubOP Units Held by NCI	Combined Outstanding
March 31, 2021	5,022,578	5,290,978	8,496,144	18,809,701
June 30, 2021	5,498,980	5,290,978	8,496,144	19,286,103
September 30, 2021	9,162,096	3,811,844	8,496,144	21,470,084

On July 20, 2020, in connection with the anticipated issuance by the Company of the Series A Preferred Stock, the OP GP , following the direction and approval of the Board, amended the partnership agreement of the OP to provide for the issuance of 8.50% Series A Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series A Preferred Units”). The Company contributed the net proceeds from the sale of the Series A Preferred Stock to the OP in exchange for the same number of Series A Preferred Units. The Series A Preferred Units have economic terms that are substantially the same as the terms of the Series A Preferred Stock. The Series A Preferred Units rank, as to distributions and upon liquidation, senior to OP Units. On March 31, 2021, in connection with the Company's ATM Program, the OP GP, following the direction and approval of the Board, further amended the partnership agreement of the OP to provide for the issuance of additional Series A Preferred Units.

13. Related Party Transactions

Formation Transaction

The Company commenced operations on February 11, 2020 upon the closing of its IPO. Prior to the closing of the IPO, the Company engaged in the Formation Transaction through which it acquired the Initial Portfolio. The Initial Portfolio was acquired from the Contribution Group, which was comprised of affiliates of our Sponsor, pursuant to a contribution agreement with the Contribution Group through which the Contribution Group contributed their interest in the Initial Portfolio to SPEs owned by the Subsidiary OPs, in exchange for SubOP Units. See Note 1 for additional disclosures regarding the Formation Transaction and Note 12 for more information regarding the noncontrolling interests in the Subsidiary OPs held by the Contribution Group.

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

“Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the IPO, plus (2) the net proceeds received by the Company from all issuances of the Company’s equity securities in and after the IPO, plus (3) the Company’s cumulative Earnings Available for Distribution ("EAD") (as defined below) from and after the IPO to the end of the most recently completed calendar quarter , (b) less (1) any distributions to the holders of the Company’s common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that the Company or any of its subsidiaries has paid to repurchase for cash the shares of the Company’s equity securities from and after the IPO to the end of the most recently completed calendar quarter. In the Company’s calculation of Equity, the Company will adjust its calculation of EAD to remove the compensation expense relating to awards granted under one or more of its long-term incentive plans that is added back in the calculation of EAD. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to the Company in the Formation Transaction.

“EAD” means the net income (loss) attributable to the common stockholders of the Company, computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive (loss) , or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain GAAP adjustments and transactions that may not be indicative of the Company's current operations, in each case after discussions between the Manager and the independent directors of the Board and approved by a majority of the independent directors of the Board. EAD has replaced our prior presentation of Core Earnings.

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations, and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2021, there were no Offering Expenses that were paid on the Company's behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334.09 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 90.6% occupancy as of  September 30, 2021. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 82.9% and a maturity date of May 1, 2030.

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

RSU Issuance

On   May 8, 2020, in accordance with the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, and on February 22, 2021, the Company granted 232,184 restricted stock units to its directors, officers employees and certain key employees of the Manager and its affiliates. See Note 10 for additional disclosures.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the nine months ended September 30, 2021, operating expenses did not exceed the Expense Cap.

For the nine months ended September 30, 2021 and 2020, the Company incurred management fees of $1.6 million and $1.0 million, respectively.

14. Commitments and Contingencies

Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the "Preferred Units") upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies ("PropCos") to engage in sale-and-leaseback transactions and development transactions on life science real property. The Company funded $3.0 million on September 29, 2021 and may have the obligation to fund an additional $72.0 million by September 29, 2023 which the issuer may extend for up to two years at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of September 30, 2021, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units is considered remote for the period ended  September 30, 2021.

The OP Notes previously described in Note 8 are fully guaranteed by the Company. As of September 30, 2021, there has been no indication that the OP will not be able to satisfy the terms of the OP Notes. The Company considers any action required under the guaranty to be remote.

15. Subsequent Events

Financing

On October 4, 2021, the Company, through the Subsidiary OPs, entered into a repurchase agreement and borrowed approximately $1.4 million. Approximately $35.0 million notional value of the Company's CMBS I/O Strip investments were posted as collateral. The loan bears interest at a rate of 1.00% over one-month LIBOR.

On October 19, 2021, the Company, through the Subsidiary OPs, entered into a repurchase agreement and borrowed approximately $36.3 million. Approximately $93.4 million par value of the Company's B-Piece investments were posted as collateral. The loan bears interest at a rate of 2.00% over one-month LIBOR.

SFR Loan

On October 25, 2021, one SFR Loan with a principal balance of $12.1 million was paid off. One of the Subsidiary OPs received $3.4 million in prepayment penalties related to the paydown.

Preferred Equity Investment

On October 26, 2021, the Company, through one of the Subsidiary OPs, purchased a preferred equity interest of approximately $9.8 million in a 280-unit multifamily property in Atlanta, Georgia. The investment bears interest at a fixed rate of 11.0%. Of this amount, 6.0% is paid in cash on a monthly basis, while the remaining 5.0% is accrued, compounded on a monthly basis, and will be paid upon redemption or upon a sale, or refinancing of the property.

On November 8, 2021, the Company, through one of the Subsidiary OPs, purchased $30.0 million of  the Preferred Units in accordance with the terms of the Company's existing purchase agreement.

Bridge Loan

On November 1, 2021, the Bridge Loan of $32.8 million was paid off by the borrower.

Dividends Declared

On November 3, 2021, the Board approved a quarterly dividend of $0.4750 per share, payable on  December 15, 2021 to common stockholders of record on December 30, 2021.

Also on November 3, 2021, the Board approved a dividend to preferred stockholders of $0.53125 per share, payable on January 25, 2022 to preferred stockholders of record on January 14, 2022.

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

Overview

We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity and common stock, as well as multifamily CMBS securitizations. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 MSAs. In addition, we target lending or investing in properties that are stabilized or have a light-transitional business plan.

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

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of September 30, 2021 approximately $14.1 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, SSB is one of the most experienced global alternative credit managers managing approximately $13.6 billion of loans and debt or credit related investments as of September 30, 2021 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We elected to be treated as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

On October 15, 2021, a lawsuit was filed by a trust set up in connection with the Highland bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. The lawsuit makes claims against a number of entities, including our Sponsor and James Dondero. The lawsuit does not include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the lawsuit has no merit and they intend to vigorously defend against the claims. We do not expect the lawsuit will have a material effect on our business, results of operations or financial condition.

Purchases and Dispositions in the Quarter

Purchases and Investments

The Company made the following purchases and investments through the Subsidiary OPs in the three months ended September 30, 2021. The amounts in the table below are as of the purchase or investment date:

Investment	Investment Date	Tranche	Outstanding Principal Amount (1)	Cost (% of Par Value)	Coupon	Current Yield	Maturity Date	Interest Rate Type
FHMS K102	8/10/2021	X3	25,000,000	13.7%	1.96%	14.27%	4/25/2030	Interest Only
FHMS K130	8/11/2021	X3	6,942,158	25.4%	3.20%	12.59%	7/25/2031	Interest Only
FHMS KG05	8/24/2021	X3	1,625,000	20.5%	2.70%	13.20%	1/25/2031	Interest Only
FHMS K105	9/1/2021	X3	34,625,000	14.6%	2.04%	13.98%	6/25/2030	Interest Only
FHMS K131	9/11/2021	X1	20,902,000	24.0%	2.95%	12.26%	9/25/2031	Interest Only
Bridge Loan (1)	9/17/2021	N/A	32,759,000	99.5%	1M-LIBOR + 4.50	4.58%	3/17/2022	Floating Rate
FRESB 2019-SB64	9/29/2021	X1	26,015,681	8.4%	1.39%	16.57%	5/25/2029	Interest Only
Preferred Equity (2)	9/29/2021	N/A	3,000,000	99.5%	10.00%	10.05%	9/29/2023	Fixed Rate
			$150,868,839

(1)	The bridge loan was made in respect of a multifamily property in Melbourne, Florida. For additional information, see Note 7 to our consolidated financial statements.
(2)	The preferred equity investment is the Company's investment in the Preferred Units. For additional information, see Note 14 to our consolidated financial statements.

Dispositions and Redemptions

During the three months ended September 30, 2021, two SFR Loans were paid off. The table below provides additional information on the voluntary prepayments by borrowers:

Investment	Investment Date	Investment Type	Disposition Date	Cost Basis	Disposition Proceeds	Prepayment Penalties	Net Gain on Prepayment
SFR Loan	2/11/2020	SFR Loan	7/31/2021	$11,669,238	$10,598,413	$3,142,335	2,071,510
SFR Loan	2/11/2020	SFR Loan	9/1/2021	11,139,065	10,183,878	201,791	(753,397)
				$22,808,304	$20,782,291	$3,344,126	$1,318,114

Components of Our Revenues and Expenses

Net Interest Income

Interest income. Our earnings are primarily attributable to the interest income from mortgage loans, mezzanine loan and preferred equity investments. Loan premium/discount amortization and prepayment penalties are also included as components of interest income.

Interest expense. Interest expense represents interest accrued on our various financing obligations used to fund our investments and is shown as a deduction to arrive at net interest income.

The following table presents the components of net interest income for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Nine Months Ended September 30,
	2021			2020
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	27,509	900,671	4.07%	23,708	931,415	3.82%
Bridge loan, held-for-investment	70	1,560	5.98%	—	—	N/A
Mezzanine loans	8,585	123,831	9.24%	589	6,166	14.35%
Preferred equity	1,463	17,983	10.85%	1,989	24,045	12.43%
CMBS structured pass through certificates, at fair value	2,273	51,577	5.88%	613	15,706	13.49%
Total interest income	$39,900	$1,095,622	4.86%	$26,899	$977,332	4.13%
Interest expense
Repurchase agreements	(2,991)	(177,305)	2.25%	(1,054)	(79,343)	2.00%
Long-term seller financing	(14,399)	(830,139)	2.31%	(13,595)	(787,781)	2.59%
Unsecured Notes	(4,486)	(82,654)	7.24%	—	—	N/A
Total interest expense	$(21,876)	$(1,090,097)	2.68%	$(14,649)	$(867,124)	2.54%
Net interest income (3)	$18,024			$12,250

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

The following table presents the components of net interest income for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended September 30,
	2021			2020
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	10,082	884,228	4.56%	8,819	929,272	3.80%
Bridge loan, held-for-investment	70	4,629	6.05%	—	—	N/A
Mezzanine loans	2,977	134,402	8.86%	281	9,113	12.33%
Preferred equity	356	16,757	8.50%	884	29,036	12.18%
CMBS structured pass through certificates, at fair value	887	64,201	5.53%	508	16,117	12.61%
Total interest income	$14,372	$1,104,217	5.21%	$10,492	$983,538	4.27%
Interest expense
Repurchase agreements	(1,068)	(222,163)	1.92%	(745)	(155,258)	1.92%
Long-term seller financing	(4,751)	(815,356)	2.33%	(5,357)	(787,154)	2.72%
Unsecured Notes	(1,971)	(111,500)	7.07%	—	—	N/A
Total interest expense	$(7,790)	$(1,149,019)	2.71%	$(6,102)	$(942,412)	2.59%
Net interest income (3)	$6,582			$4,390

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

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

Loan loss benefit (provision). Loan loss benefit (provision) represents the change in our allowance for loan losses. See Note 2 to our consolidated financial statements for additional information.

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

Other income. Includes placement fees, exit fees and other miscellaneous income items.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table sets forth a summary of our operating results for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Net interest income	$6,582	$4,390
Other income	21,963	10,039
Operating expenses	(3,354)	(2,888)
Net income	25,191	11,541
Net (income) attributable to preferred shareholders	(874)	(874)
Net (income) attributable to redeemable noncontrolling interests	(11,084)	(7,805)
Net income attributable to common stockholders	$13,233	$2,862

The change in our net income for the three months ended September 30, 2021 as compared to the net income for the three months ended September 30, 2020 primarily relates to increases in net interest income and other income, offset by an increase in operating expenses. Our net income attributable to common stockholders for the three months ended September 30, 2021 was approximately $13.2 million. We earned approximately $6.6 million in net interest income, $22.0 million in other income, incurred operating expenses of $3.4 million, allocated approximately $0.9 million of income to preferred stockholders and allocated approximately $11.1 million of income to redeemable noncontrolling interest in the OP for the three months ended September 30, 2021.

Revenues

Net interest income. Net interest income was $6.6 million for the three months ended September 30, 2021 compared to $4.4 million for the three months ended September 30, 2020 which was an increase of approximately $2.2 million. The increase between the periods is primarily due to an increase in investments compared to the prior period. As of September 30, 2021 we own 69 discrete investments compared to 44 as of September 30, 2020.

Other income. Other income was $22.0 million for the three months ended September 30, 2021 compared to  $10.0 million for the three months ended September 30, 2020 which was an increase of approximately $12.0 million. This was primarily due to an increase in net assets related to consolidated CMBS VIEs and an increase in fair value marks between the periods.

Expenses

G&A expenses. G&A expenses were $1.5 million for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020 which was an increase of approximately $0.3 million. The increase between the periods was primarily due to a $0.3 million increase in stock compensation expense compared to the prior period.

Loan servicing fees. Loan servicing fees were $1.3 million for the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020 which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in loans in the portfolio compared to the prior period.

Management fees. Management fees were $0.6 million for the three months ended September 30, 2021 compared to $0.5 million for the three months ended September 30, 2020 which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth a summary of our operating results for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net interest income	$18,024	$12,250
Other income	54,830	2,172
Operating expenses	(10,339)	(6,476)
Net income	62,515	7,946
Net (income) attributable to preferred shareholders	(2,626)	(874)
Net (income) attributable to redeemable noncontrolling interests	(32,747)	(5,293)
Net income attributable to common stockholders	$27,142	$1,779

The change in our net income for the nine months ended September 30, 2021 as compared to the net income for the nine months ended September 30, 2020 primarily relates to increases in net interest income and other income including changes in net assets related to consolidated CMBS VIEs partially offset by an increase in operating expenses. Our net income attributable to common stockholders for the nine months ended September 30, 2021 was approximately $27.1 million. We earned approximately $18.0 million in net interest income, $54.8 million in other income, incurred operating expenses of $10.3 million, allocated $2.6 million of income to preferred stockholders and allocated $32.7 million of income to redeemable noncontrolling interest in the OP for the nine months ended September 30, 2021.

Revenues

Net interest income. Net interest income was $18.0 million for the nine months ended September 30, 2021 compared to $12.3 million for the nine months ended September 30, 2020 which was an increase of approximately $5.7 million. The increase between the periods is primarily due to an increase in investments and the number of days in operation compared to the prior period. As of September 30, 2021 we own 69 discrete investments compared to 44 as of September 30, 2020.

Other income. Other income was $54.8 million for the nine months ended September 30, 2021 compared to $2.2 million for the nine months ended September 30, 2020 which was an increase of approximately $52.6 million. This was primarily due to an increase in net assets related to consolidated CMBS VIEs and an increase in fair value marks between the periods.

Expenses

G&A expenses. G&A expenses were $4.8 million for the nine months ended September 30, 2021 compared to $2.4 million for the nine months ended September 30, 2020 which was an increase of approximately $2.4 million. The increase between the periods was primarily due to a $1.2 million increase in stock compensation expense and a $0.5 million increase in legal fees compared to the prior period.

Loan servicing fees. Loan servicing fees were $3.9 million for the nine months ended September 30, 2021 compared to $3.1 million for the nine months ended September 30, 2020 which was an increase of approximately $0.8 million. The increase between the periods was primarily due to an increase in loans in the portfolio and the number of days in operation compared to the prior period.

Management fees. Management fees were $1.6 million for the nine months ended September 30, 2021 compared to $1.0 million for the nine months ended September 30, 2020 which was an increase of approximately $0.6 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement and the number of days in operation compared to the prior period.

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, EAD, CAD and book value per share.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to redeemable noncontrolling interests	$11,084	$7,805	$32,747	$5,293
Net income attributable to common stockholders	13,233	2,862	27,142	1,779
Weighted-average number of shares of common stock outstanding
Basic	6,863	5,261	5,738	5,253
Diluted	20,721	5,550	19,846	5,379
Net income per share, basic	1.93	0.54	4.73	0.34
Net income per share, diluted	1.17	0.52	3.02	0.33
Dividends declared per share	$0.4750	$0.4000	$1.4250	$1.0198

(1)	Net income (loss) attributable to redeemable noncontrolling interests is not included in the diluted earnings per share calculation for 2020.

Earnings Available for Distribution and Cash Available for Distribution

EAD is a non-GAAP financial measure. EAD has replaced our prior presentation of Core Earnings. In addition, Core Earnings results from prior reporting periods have been relabeled EAD. In line with evolving industry practices, we believe EAD more accurately reflects the principal purpose of the measure than the term Core Earnings and will serve as a useful indicator for investors in evaluating our performance and our long-term ability to pay distributions. EAD is defined as the net income (loss) attributable to our common stockholders computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back amortization of stock-based compensation.

We use EAD to evaluate our performance which excludes the effects of certain GAAP adjustments and transactions that we believe are not indicative of our current operations and to assess our long-term ability to pay distributions. We believe providing EAD as a supplement to GAAP net income (loss) to our investors is helpful to their assessment of our performance and our long term ability to pay distributions. EAD does not represent net income or cash flows from operating activities and should not be considered as an alternative to GAAP net income, an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. Our computation of EAD may not be comparable to EAD reported by other REITs.

We also use EAD as a component of the management fee paid to our Manager. As consideration for the Manager’s services, we will pay our Manager an annual management fee of 1.5% of Equity, paid monthly, in cash or shares of our common stock at the election of our Manager. “Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to our IPO, plus (2) the net proceeds received from all issuances of our equity securities in and after the IPO, plus (3) our cumulative EAD from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to our holders of common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that we have paid to repurchase for cash the shares of our equity securities from and after the IPO to the end of the most recently completed calendar quarter. In our calculation of Equity, we will adjust our calculation of EAD to (i) remove the compensation expense relating to awards granted under one or more of our long-term incentive plans that is added back in our calculation of EAD and (ii) adjust net income (loss) attributable to common stockholders for (x) one-time events pursuant to changes in GAAP and (y) certain material non-cash income or expense items, in each case of (x) and (y) after discussions between the Manager and independent directors of our Board and approved by a majority of the independent directors of our Board. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to us in the Formation Transaction.

CAD is a non-GAAP financial measure. We calculate CAD by adjusting EAD by adding back amortization of premiums and by removing accretion of discounts and non-cash items, such as stock dividends. We use CAD to evaluate our performance and our current ability to pay distributions. We also believe that providing CAD as a supplement to GAAP net income (loss) to our investors is helpful to their assessment of our performance and our current ability to pay distributions. CAD does not represent net income or cash flows from operating activities and should not be considered as an alternative to GAAP net income, an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. Our computation of CAD may not be comparable to CAD reported by other REITs.

The following table provides a reconciliation of EAD and CAD to GAAP net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$13,233	$2,862	$27,142	$1,779
Adjustments
Amortization of stock-based compensation	538	252	1,486	292
Loan loss (benefit) provision (1)	—	(12)	—	69
Unrealized (gains) or losses (2)	(8,612)	(777)	(17,198)	3,252
EAD attributable to common stockholders	$5,159	$2,325	$11,430	$5,392

EAD per Diluted Weighted-Average Share	$0.71	$0.42	$1.85	$1.00

Adjustments
Amortization of premiums	$1,844	$630	$3,328	$1,479
Accretion of discounts	(1,858)	(294)	(3,429)	(407)
Stock dividends received	—	(174)	—	(345)
CAD attributable to common stockholders	$5,145	$2,487	$11,329	$6,119

CAD per Diluted Weighted-Average Share	$0.70	$0.45	$1.83	$1.14

Weighted-average common shares outstanding - basic	6,863	5,261	5,738	5,253
Weighted-average common shares outstanding - diluted (3)	7,303	5,550	6,184	5,379

(1)	We have modified our calculation of EAD and CAD to exclude any add back of loan loss (benefit) provision beginning with our fiscal year 2021.
(2)	Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(3)	Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of non-controlling interests for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to redeemable noncontrolling interests	$11,084	$7,805	$32,747	$5,293
Net income attributable to common stockholders	13,233	2,862	27,142	1,779
Adjustments
Amortization of stock-based compensation	538	252	1,486	292
Loan loss (benefit) provision (1)	—	(14)	—	279
Unrealized (gains) or losses (2)	(14,336)	(3,704)	(34,671)	11,130
EAD	$10,519	$7,201	$26,704	$18,773

EAD per Diluted Weighted-Average Share	$0.51	$0.38	$1.35	$1.02

Adjustments
Amortization of premiums	$5,390	$2,532	$10,484	$5,620
Accretion of discounts	(2,976)	(1,137)	(6,118)	(1,549)
Stock dividends received	—	(627)	—	(1,254)
CAD	$12,933	$7,969	$31,070	$21,590

CAD per Diluted Weighted-Average Share	$0.62	$0.42	$1.57	$1.17

Weighted-average common shares outstanding - basic	6,863	5,261	5,738	5,253
Weighted-average common shares outstanding - diluted	20,721	19,125	19,846	18,444

(1)	We have modified our calculation of EAD and CAD to exclude any add back of loan loss (benefit) provision beginning with our fiscal year 2021.
(2)	Unrealized gains are the net change in unrealized loss on investments held at fair value.

Book Value per Share / Unit

The following table calculates our book value per share (in thousands, except per share data):

	September 30, 2021	December 31, 2020
Common stockholders' equity	$192,829	$90,733
Shares of common stock outstanding at period end	9,162	5,023
Book value per share of common stock	$21.05	$18.07

Due to the large noncontrolling interest in the OP and Subsidiary OPs (see Note 12 to our consolidated financial statements, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	September 30, 2021	December 31, 2020
Common stockholders' equity	$192,829	$90,733
Redeemable noncontrolling interests in the OP	258,992	275,670
Total equity	$451,821	$366,403

Redeemable OP Units and SubOP Units at period end	12,308	13,787
Shares of common stock outstanding at period end	9,162	5,023
Combined shares of common stock and redeemable OP Units and SubOP Units	21,470	18,810
Combined book value per share / unit	$21.04	$19.48

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, a bridge loan, and a common stock investment with a combined unpaid principal balance of $3.1 billion at September 30, 2021 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of September 30, 2021 (dollars in thousands):

				Current						Remaining
		Investment		Principal						Term (3)
	Investment (1)	Date		Amount		Net Equity (2)	Location	Property Type	Coupon	(years)
	SFR Loans
1	Senior loan	2/11/2020		$508,700		$79,116	Various	Single-family	4.65%	6.93
2	Senior loan	2/11/2020		10,445		1,631	Various	Single-family	5.35%	6.34
3	Senior loan	2/11/2020		5,509		781	Various	Single-family	5.33%	1.84
4	Senior loan	2/11/2020		10,393		1,616	Various	Single-family	5.30%	6.93
5	Senior loan	2/11/2020		7,470		1,163	Various	Single-family	5.08%	6.76
6	Senior loan	2/11/2020		5,572		868	Various	Single-family	5.24%	7.01
7	Senior loan	2/11/2020		12,114		1,890	Various	Single-family	5.54%	7.01
8	Senior loan	2/11/2020		8,146		1,275	Various	Single-family	5.85%	7.09
9	Senior loan	2/11/2020		51,304		7,659	Various	Single-family	4.74%	4.01
10	Senior loan	2/11/2020		9,583		1,497	Various	Single-family	6.10%	7.01
11	Senior loan	2/11/2020		37,772		5,869	Various	Single-family	5.55%	7.09
12	Senior loan	2/11/2020		6,152		957	Various	Single-family	5.47%	7.09
13	Senior loan	2/11/2020		5,760		900	Various	Single-family	5.99%	7.18
14	Senior loan	2/11/2020		5,280		826	Various	Single-family	5.46%	7.26
15	Senior loan	2/11/2020		8,939		1,409	Various	Single-family	5.88%	7.26
16	Senior loan	2/11/2020		6,569		984	Various	Single-family	4.83%	2.34
17	Senior loan	2/11/2020		4,700		737	Various	Single-family	5.35%	7.35
18	Senior loan	2/11/2020		17,033		2,668	Various	Single-family	5.61%	7.35
19	Senior loan	2/11/2020		7,631		1,197	Various	Single-family	5.34%	7.35
20	Senior loan	2/11/2020		7,758		1,217	Various	Single-family	5.47%	7.35
21	Senior loan	2/11/2020		6,710		1,052	Various	Single-family	5.46%	7.42
22	Senior loan	2/11/2020		10,523		1,605	Various	Single-family	4.72%	4.42
23	Senior loan	2/11/2020		62,023		9,703	Various	Single-family	4.95%	7.42
	Total			816,086		126,620			4.87%	6.71

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020		53,413	(4)	22,748	Various	Multifamily	5.81%	4.41
2	CMBS B-Piece	2/11/2020		43,028	(4)	20,093	Various	Multifamily	6.09%	5.16
3	CMBS B-Piece	4/23/2020		81,999	(4)	37,348	Various	Multifamily	3.62%	8.41
4	CMBS B-Piece	7/30/2020		60,207	(4)	29,240	Various	Multifamily	9.09%	5.74
5	CMBS B-Piece	8/6/2020		108,643	(4)	32,252	Various	Multifamily	0.00%	8.74
6	CMBS B-Piece	4/20/2021		76,047	(4)	34,002	Various	Multifamily	6.30%	9.41
7	CMBS B-Piece	6/30/2021		98,305	(4)	67,612	Various	Multifamily	0.00%	5.25
	Total			521,642		243,295			3.63%	7.04

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(5)	833	Various	Multifamily	2.09%	25.00
2	CMBS I/O Strip	8/6/2020		1,180,517	(5)	3,583	Various	Multifamily	0.10%	8.74
3	CMBS I/O Strip	8/6/2020		108,643	(5)	8,036	Various	Multifamily	3.09%	8.74
4	CMBS I/O Strip	4/28/2021	(6)	64,922	(5)	1,599	Various	Multifamily	1.71%	8.33
5	CMBS I/O Strip	5/27/2021		20,000	(5)	1,439	Various	Multifamily	3.50%	8.65
6	CMBS I/O Strip	6/7/2021		4,266	(5)	209	Various	Multifamily	2.39%	7.16
7	CMBS I/O Strip	6/11/2021	(7)	85,480	(5)	3,858	Various	Multifamily	1.39%	7.65
8	CMBS I/O Strip	6/21/2021		28,822	(5)	703	Various	Multifamily	1.31%	8.65
9	CMBS I/O Strip	8/10/2021		25,000	(5)	1,142	Various	Multifamily	1.96%	8.57
10	CMBS I/O Strip	8/11/2021		6,942	(5)	594	Various	Multifamily	3.20%	9.82
11	CMBS I/O Strip	8/24/2021		1,625	(5)	325	Various	Multifamily	2.70%	9.33
12	CMBS I/O Strip	9/1/2021		34,625	(5)	5,058	Various	Multifamily	2.04%	8.74
13	CMBS I/O Strip	9/11/2021		20,902	(5)	5,025	Various	Multifamily	2.95%	9.99
	Total			1,599,334		32,404			0.65%	8.86

	Mezzanine Loan
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	1.75
2	Mezzanine	10/20/2020		5,470		2,288	Wilmington, DE	Multifamily	7.50%	7.59
3	Mezzanine	10/20/2020		10,380		4,350	White Marsh, MD	Multifamily	7.42%	9.76
4	Mezzanine	10/20/2020		14,253		5,986	Philadelphia, PA	Multifamily	7.59%	7.67
5	Mezzanine	10/20/2020		3,700		1,547	Daytona Beach, FL	Multifamily	7.83%	7.01
6	Mezzanine	10/20/2020		12,000		5,028	Laurel, MD	Multifamily	7.71%	9.51
7	Mezzanine	10/20/2020		3,000		1,257	Temple Hills, MD	Multifamily	7.32%	9.84
8	Mezzanine	10/20/2020		1,500		629	Temple Hills, MD	Multifamily	7.22%	9.84
9	Mezzanine	10/20/2020		5,540		2,317	Lakewood, NJ	Multifamily	7.33%	7.59
10	Mezzanine	10/20/2020		6,829		2,856	Rosedale, MD	Multifamily	7.53%	7.26
11	Mezzanine	10/20/2020		3,620		1,517	North Aurora, IL	Multifamily	7.42%	9.76
12	Mezzanine	10/20/2020		9,610		4,027	Cockeysville, MD	Multifamily	7.42%	9.76
13	Mezzanine	10/20/2020		7,390		3,097	Laurel, MD	Multifamily	7.42%	9.76
14	Mezzanine	10/20/2020		1,082		453	Vancouver, WA	Multifamily	8.70%	9.09
15	Mezzanine	10/20/2020		2,135		893	Tyler, TX	Multifamily	7.74%	7.01
16	Mezzanine	10/20/2020		1,190		498	Las Vegas, NV	Multifamily	7.71%	7.42
17	Mezzanine	10/20/2020		3,310		1,385	Atlanta, GA	Multifamily	6.91%	7.76
18	Mezzanine	10/20/2020		2,880		1,204	Des Moines, IA	Multifamily	7.89%	7.09
19	Mezzanine	10/20/2020		4,010		1,677	Urbandale, IA	Multifamily	7.89%	7.09
20	Mezzanine	1/21/2021		24,844		24,449	Los Angeles, CA	Multifamily	13.25%	2.31
21	Mezzanine	1/21/2021		1,541		1,516	Los Angeles, CA	Multifamily	13.25%	2.31
	Total			131,784		74,474			8.88%	6.92

	Preferred Equity
1	Preferred Equity	2/11/2020		5,056		5,261	Jackson, MS	Multifamily	12.50%	6.17
2	Preferred Equity	5/29/2020		10,000		10,000	Houston, TX	Multifamily	11.00%	8.59
3	Preferred Equity	9/29/2021		3,000		2,985	Holy Springs, NC	Life Science	10.00%	2.00
	Total			18,056		18,246			11.25%	6.49

	Bridge Loan
1	Bridge Loan	9/17/2021		32,759		32,608	Melbourne, FL	Multifamily	4.58%	0.46

	Common Stock
1	Common Stock	11/6/2020		N/A	(8)	49,321	N/A	Self-Storage	N/A	N/A

(1)

Our total portfolio represents the current principal amount of the consolidated SFR Loans, the mezzanine loans, preferred equity, bridge loan, common stock and CMBS I/O Strips, as well as the net equity of our CMBS B-Piece investments.

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

(6)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(7)	The Company, through the Subsidiary OPs, purchased approximately $80.0 million and $35.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021 and September 29, 2021, respectively.
(8)	Common stock consists of NSP common stock.

The following table details overall statistics for our portfolio as of September 30, 2021 (dollars in thousands):

	Total	Floating Rate	Fixed Rate	Common Stock
	Portfolio	Investments	Investments	Investments
Number of investments	69	7	62	1
Principal balance (1)	$1,592,224	$291,839	$1,300,385	N/A
Carrying value	$1,604,929	$291,166	$1,313,763	$49,321
Weighted-average cash coupon	5.19%	6.72%	4.85%	N/A
Weighted-average all-in yield	5.41%	7.70%	4.90%	N/A

(1)	Cost is used in lieu of principal balance for CMBS I/O Strips.

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

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 8 to our consolidated financial statements for additional information). As of September 30, 2021, the outstanding balance on the Credit Facility was $745.5 million.

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

Preferred Stock Offering

As discussed in Note 10 to our consolidated financial statements, on July 24, 2020, the Company issued 2,000,000 shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a price to the public of $24.00 per share, for gross proceeds of $48.0 million before deducting underwriting discounts and commissions and other estimated offering expenses. The Series A Preferred Stock has a $25.00 per share liquidation preference.

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

As discussed in Note 8 to our consolidated financial statements, in connection with our recent CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $222.5 million under our repurchase agreements and posted approximately $1.9 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding recent borrowings under the master repurchase agreements:

	September 30, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	222,533	222,533	N/A	(5)	1.91%	0.05	1,947,301	392,031	422,900	8.5

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value.
(4)	On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho. Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.
(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

At-The-Market Offering

On March 31, 2021, the Company, the OP and the Manager separately entered into the Equity Distribution Agreements with the Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the ATM Program. The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. No issuances of securities under the ATM Program occurred in the quarter ended March 31, 2021. For additional information about the ATM Program, see Note 10 to our consolidated financial statements.

Company Notes Offering

On April 20, 2021, the Company issued $75 million in aggregate principal amount of its 5.75% Senior Unsecured Notes due 2026 at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees.

Secondary Public Offering

On August 18, 2021, the Company the OP and the Manager entered into the Underwriting Agreement with Raymond James as representative of the several Underwriters, pursuant to which the Company agreed to sell 2,000,000 Firm Shares at a public offering price of $21.00 per share. The Company also granted the Underwriters a 30-day option to purchase up to an additional 300,000 Option Shares. The Firm Shares were issued on August 20, 2021. On September 8, 2021, the Underwriters partially exercised the option to purchase 59,700 Option Shares. The 59,700 Option Shares were issued on September 10, 2021. For additional information about the Public Offering, see Note 10 to our consolidated financial statements.

LIBOR Transition

Approximately 5.0% of our portfolio by unpaid principal balance as of September 30, 2021 pays interest at a variable rate that is tied to LIBOR, and it is anticipated that future investments we make may have variable interest rates tied to LIBOR. On March 5, 2021, the Financial Conduct Authority of the U.K. (the "FCA") announced that all of the LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining one-month, three-month, six-month and twelve-month US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee convened by the U.S. Federal Reserve Board and comprised of large U.S. financial institutions, has identified as a best-practice replacement the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. Although there have been a few issuances utilizing SOFR, it is unknown whether SOFR or another alternative reference rate will attain market acceptance as a replacement for LIBOR. In connection with the foregoing, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As of September 30, 2021, the Company has not received any LIBOR transition notices under its loan agreements. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing. On April 20, 2021, the Company, through the Subsidiary OPs, purchased approximately $76.0 million in aggregate principal amount of the Class CS tranche of the Freddie Mac KF-108 CMBS at a price equal to 100% of par value, representing 100% of the Class CS tranche. This investment has a coupon of 6.25% plus 30-day SOFR. The Company currently does not have any other investments tied to SOFR.

Preferred Units

On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million of the Preferred Units upon notice from the issuer, with an option for the issuer to increase the purchase commitment to $75.0 million on certain conditions. The Company purchased $3.0 million of the Preferred Units on September 29, 2021 and may have the obligation to fund an additional $72.0 million by September 29, 2023, which the issuer may extend for up to two years at its option for an extension fee. For additional information, see Note 14 to our consolidated financial statements.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of September 30, 2021, our cash and cash equivalents were $22.2 million.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, potential obligations to purchase up to $72.0 million of the Preferred Units and dividend requirements for the twelve-month period following September 30, 2021.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020  (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$37,226	$21,034
Net cash provided by (used in) investing activities	196,542	(110,112)
Net cash provided by (used in) financing activities	(242,660)	107,042
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,892)	17,964
Cash, cash equivalents and restricted cash, beginning of period	33,471	—
Cash, cash equivalents and restricted cash, end of period	$24,579	$17,964

Cash flows from operating activities. During the nine months ended September 30, 2021, net cash provided by operating activities was $37.2 million compared to net cash provided by operating activities of $21.0 million for the nine months ended September 30, 2020. This increase was primarily due to the interest income generated by our investments and the change in unrealized loss on investments held at fair value.

Cash flows from investing activities. During the nine months ended September 30, 2021, net cash provided by investing activities was $196.5 million compared to net cash used in operating activities of $110.1 million for the nine months ended September 30, 2020. This increase was primarily driven by proceeds received from payments on mortgage loans held in VIEs.

Cash flows from financing activities. During the nine months ended September 30, 2021, net cash used in financing activities was $242.7 million compared to net cash provided by financing activities of $107.0 million for the nine months ended September 30, 2020. This increase was primarily driven by distributions to bondholders of VIEs.

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

Income Taxes

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2021.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2021.

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

We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion, and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2021 to common stockholders of $0.4750 per share on July 28, 2021, which was paid on September 30, 2021 to common stockholders of record on September 15, 2021. On September 17, 2021, our Board declared the fifth preferred stock dividend of $0.53125 per share, which was paid on October 25, 2021 to preferred stockholders of record on October 15, 2021. In addition, the REIT Sub paid a distribution of $30.00 per Preferred Membership Unit on June 30, 2021 to holders of records of the Preferred Membership Units on June 15, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

Except as otherwise disclosed in Note 14 to our consolidated financial statements, the Company is not aware of any contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

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

Allowance for Loan Losses

The Company performs a quarterly evaluation of loans classified as held for investment for impairment on a loan by loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If we deem that it is probable that we will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If we consider a loan to be impaired, we will establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. For non-impaired loans with no specific allowance the Company determines an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represents management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considers quantitative factors likely to cause estimated credit losses including default rate and loss severity rates. The Company also evaluates qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets. Increases to (or reversals of) the allowance for loan loss are included in “Loan loss benefit (provision)” on the accompanying Consolidated Statements of Operations.

Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

REIT Tax Election

We elected to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2021 and 2020. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. Currently, many of our Manager’s employees are working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting. In addition, as of September 30, 2021, there have been four forbearance requests approved in our CMBS B-Piece portfolio, representing 0.8% of our unpaid principal balance outstanding as of September 30, 2021. There were nine forbearance requests approved in our SFR Loan book. As of September 30, 2021, these loans were no longer in forbearance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 3, 2021, the Company, and the Manager further amended the Management Agreement to incorporate certain provisions required under the Investment Advisers Act of 1940, replace uses of the term Core Earnings with Earnings Available for Distribution and clarify certain provisions of the Management Agreement including that the agreement automatically renews for successive one year periods unless terminated in accordance with its terms.

In compliance with the Company's Related Party Transaction Policy, the amendment to the Management Agreement was reviewed and approved by the Audit Committee of the Board.

The description of the Management Agreement amendment on November 3, 2021 does not purport to be complete and is qualified in its entirety by reference to the full text of the same, filed as an Exhibit 10.5 to this Quarterly Report on 10-Q and incorporated by reference into this Item 5.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on September 9, 2021, file No. 001-39120).

10.2

Second Amended and Restated Limited Partnership Agreement of NREF OP I, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on September 9, 2021, file No. 001-39120).

10.3	Second Amended and Restated Limited Partnership Agreement of NREF OP II, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on September 9, 2021, file No. 001-39120).

10.4	Second Amended and Restated Limited Partnership Agreement of NREF OP IV, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on September 9, 2021, file No. 001-39120).

10.5*	Second Amendment to Management Agreement, dated November 3, 2021, by and between the Company and the Manager.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith.

+         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President	November 8, 2021
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Director, Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer	November 8, 2021
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)