Form 10-K
period 2021-12-31
NexPoint Real Estate Finance, Inc.
filed 2022-02-28
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2021, was approximately $89,700,000.00.

As of February 28, 2022, the registrant had 14,393,817 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-K

Year Ended December 31, 2021

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	Our loans and investments expose us to risks similar to and associated with debt-oriented real estate investments generally;

•	Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us;

•	Risks associated with the current COVID-19 pandemic, including unpredictable variants, and the future outbreak of other highly infectious or contagious diseases;

•

Fluctuations in interest rate and credit spreads, could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments;

•	Risks associated with the ownership of real estate;

•	Our loans and investments are concentrated in terms of type of interest, geography, asset types and sponsors and may continue to be so in the future;

•	We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs;

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

ii

PART I

Item 1. Business

General

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage REIT incorporated in Maryland on June 7, 2019 and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2021, the Company held approximately 80.63% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A Units, and the OP owned approximately 27.78% of the common limited partnership units (“SubOP Units”) of two of its subsidiary partnerships and 100% of the SubOP Units of one of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13 to our consolidated financial statements). At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,905.9 shares of the Company’s common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On September 8, 2021, on January 7, 2022 and on February 14, 2022, the OP redeemed SubOP Units for cash and issued OP Units to the redeeming unitholders for the same cash amount and then redeemed Class C OP Units for cash and issued shares of common stock to the redeeming unitholders for the same cash amount. As of the date hereof, the Company holds approximately 76.1% of the OP Units, which represents 100% of the Class A OP Units, and the OP owns 100% of the SubOP Units of its Subsidiary OPs.

The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP. In addition to OP Units, the Company holds all 2,000,000 of the issued and outstanding 8.50% Series A Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series A Preferred Units”). The Series A Preferred Units have economic terms that are substantially the same as the terms of our 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Units rank, as to distributions and upon liquidation, senior to OP Units.

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

The Company is externally managed through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, for a three-year term set to expire on February 6, 2023 (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.

The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We intend to achieve this objective primarily by originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock, as well as multifamily CMBS securitizations. We concentrate on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas (“MSAs”). In addition, we target lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Through active portfolio management we seek to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.

COVID-19 Pandemic Updates

For information on the effects that the COVID-19 pandemic has had on our business, see Note 2 to our consolidated financial statements.

2021 Highlights

Key highlights and transactions completed in 2021 include the following:

Purchases and Investments

We made the following purchases and investments in 2021:

Investment	Investment Date	Tranche	Outstanding Principal Amount		Cost (% of Par Value)	Coupon	Current Yield (2)	Maturity Date	Interest Rate Type
Mezzanine Loan	1/21/2021	N/A	$24,844,117		98.0%	WSJ Prime + 10.00%	13.25%	1/21/2024	Floating Rate
Mezzanine Loan	1/21/2021	N/A	1,540,768		98.0%	WSJ Prime + 10.00%	13.25%	1/31/2022	Floating Rate
FREMF 2021-KF108	4/20/2021	Class CS	76,047,000		100.0%	SOFR + 6.25%	6.26%	2/25/2031	Floating Rate
FHMS K107	4/28/2021	X1	50,000,000	(1)	12.1%	1.71%	14.02%	1/25/2030	Interest Only
FHMS K107	5/4/2021	X1	15,000,000	(1)	12.1%	1.71%	14.06%	1/25/2030	Interest Only
FHMS K109	5/27/2021	X3	20,000,000	(1)	25.2%	3.39%	13.41%	5/25/2030	Interest Only
FHMS K085	6/2/2021	X3	4,265,750	(1)	14.9%	2.39%	16.02%	11/25/2028	Interest Only
FRESB 2019-SB64	6/11/2021	X1	80,000,000	(1)	7.0%	1.25%	17.83%	5/25/2029	Interest Only
FRESB 2020-SB76	6/21/2021	X1	30,000,000	(1)	7.0%	1.31%	18.87%	5/25/2030	Interest Only
FREMF 2017-K62	6/30/2021	Class D	98,305,106		68.7%	0.00%	6.88%	12/31/2026	Zero Coupon
FHMS K102	8/10/2021	X3	25,000,000	(1)	13.7%	1.96%	14.27%	4/25/2030	Interest Only
FHMS K130	8/11/2021	X3	6,942,158	(1)	25.4%	3.20%	12.59%	7/25/2031	Interest Only
FHMS KG05	8/24/2021	X3	1,625,000	(1)	20.5%	2.70%	13.20%	1/25/2031	Interest Only
FHMS K105	9/1/2021	X3	34,625,000	(1)	14.6%	2.04%	13.98%	6/25/2030	Interest Only
FHMS K131	9/11/2021	X1	20,902,000	(1)	24.0%	2.95%	12.26%	9/25/2031	Interest Only
Bridge Loan	9/17/2021	N/A	32,759,000		99.5%	1M-LIBOR + 4.50	4.58%	3/17/2022	Floating Rate
FRESB 2019-SB64	9/29/2021	X1	35,000,000		8.4%	1.39%	16.57%	5/25/2029	Interest Only
Preferred Equity	9/29/2021	N/A	3,000,000		99.5%	10.00%	10.05%	9/29/2023	Fixed Rate
Preferred Equity	10/26/2021	N/A	9,750,000		99.0%	11.00%	11.11%	11/6/2024	Fixed Rate
Preferred Equity	11/8/2021	N/A	30,000,000		99.5%	10.00%	10.05%	9/29/2023	Fixed Rate
Mezzanine Loan	11/18/2021	N/A	12,600,000		99.0%	SOFR + 10.95%	11.11%	12/1/2028	Floating Rate
FREMF 2021-KI08	12/9/2021	C	61,277,000		100.0%	SOFR + 5.25%	5.30%	10/25/2026	Floating Rate
Preferred Equity	12/20/2021	N/A	3,800,000		99.5%	10.00%	10.05%	9/29/2023	Fixed Rate
Convertible Note	12/28/2021	N/A	20,478,364		99.0%	9.00%	9.09%	12/27/2023	Fixed Rate
Preferred Equity	12/28/2021	N/A	5,000,000		100.0%	6.50%	10.50%	3/1/2032	Fixed Rate
Mezzanine Loan	12/29/2021	N/A	7,760,000		99.0%	SOFR + 10.95%	11.11%	1/9/2025	Floating Rate
			710,521,263

(1)	I/O Strips reflect initial notional value.
(2)	Current yield reflective of purchase date.

We acquired one property in 2021. Details of the acquisition are in the table below:

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Hudson Montford	Charlotte, North Carolina	12/31/2021	$ 62,000	$ 32,480	204	100.00%

(1)	For additional information regarding our debt, see Note 8 to our consolidated financial statements.

Dispositions and Loan Payoffs

The following investments were disposed of or redeemed in 2021:

Investment	Investment Date	Disposition Date	Amortized Cost Basis	Disposition Proceeds	Prepayment Penalties	Net Gain (Loss) on Prepayment
FREMF 2020-K113 X2B	7/30/2020	5/3/2021	$1,853,773	$1,956,033	$—	$102,260
SFR Loan	2/11/2020	6/1/2021	15,930,191	15,300,000	229,500	(400,691)
Preferred Equity	2/11/2020	6/10/2021	3,941,328	3,821,000	—	(120,328)
FHMS K-1510 X3	4/15/2020	6/23/2021	852,115	1,011,730	—	159,615
FHMS K-1513 X3	4/15/2020	6/23/2021	731,662	953,496	—	221,834
SFR Loan	2/11/2020	7/31/2021	11,669,238	10,598,413	3,142,335	2,071,510
SFR Loan	2/11/2020	9/1/2021	11,139,065	10,183,878	201,791	(753,396)
SFR Loan	2/11/2020	10/25/2021	13,053,738	12,114,236	3,421,248	2,481,745
Bridge Loan	9/17/2021	11/1/2021	32,607,731	32,759,000	—	151,269
SFR Loan	2/11/2020	12/27/2021	8,873,003	8,126,884	162,538	(583,582)
			$100,651,844	$96,824,669	$7,157,412	$3,330,237

Repurchase Agreement Financing

As described further above, the Company entered into a master repurchase agreement in April 2020. The table below provides additional details regarding recent borrowings under the master repurchase agreement:

	December 31, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	286,324	286,324	N/A	(5)	1.97%	0.03	2,101,790	499,975	531,367	8.0

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	Assets are shown at fair value.
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

Raymond James Bridge Facility

On December 8, 2021, we, through our Subsidiary OPs, entered into a $20.0 million bridge facility (the “2021 RJ Bridge Facility”) with Raymond James Bank, N.A. and immediately drew $20.0 million. We used the proceeds from the 2021 RJ Bridge Facility to finance the acquisition of the FREMF 2021-KI08 securitization. The 2021 RJ Bridge Facility was repaid in full in December 2021 and is no longer outstanding.

Notes Offerings

On April 20, 2021, the Company issued $75.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes due 2026 (the “5.75% Notes”) at a price equal to 99.5% par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Notes. The Company used the net proceeds to acquire a CMBS B-Piece.

On December 20, 2021, the Company issued an additional $60.0 million aggregate principal amount of its 5.75% Notes at a price equal to 102.8% par value, including accrued interest, for proceeds of approximately $60.9 million after original issue discount and underwriting fees. The Company used the net proceeds to purchase a preferred equity investment, originate a mezzanine loan, originate a convertible note and acquire a 204-unit multifamily property in Charlotte, North Carolina.

OP Unit Redemption

At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,905.9 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On September 8, 2021, the Company redeemed approximately 1,479,132 OP Units for cash and issued 1,479,132 shares of common stock to the redeeming unitholders for the same cash amount.

Secondary Public Offering

On August 18, 2021, the Company, the OP and the Manager entered into an underwriting agreement (the “Underwriting Agreement”) with Raymond James & Associates, Inc. (“Raymond James”), as representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to sell 2,000,000 shares of its common stock (the “Firm Shares”) at a public offering price of $21.00 per share. The Company also granted the Underwriters a 30-day option to purchase up to an additional 300,000 shares of its common stock (the “Option Shares” and together with the Firm Shares, the “Shares”). The Firm Shares were issued on August 20, 2021. On September 8, 2021, the Underwriters partially exercised the option to purchase 59,700 Option Shares. The 59,700 Option Shares were issued on September 10, 2021.

The following table contains summary information of the secondary public offering.

Gross Proceeds	$43,253,700
Shares of Common Stock Issued	2,059,700
Gross Average Sale Price per Share of Common Stock	$21.00

Underwriting Discounts	$1,946,417
Offering Costs	813,748
Net Proceeds	40,493,535
Average Price Per Share, net	$19.66

At-the-Market-Program

On March 31, 2021, the Company, the OP and the Manager entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with each of Raymond James, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the “Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “ATM Program”). The Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a Sales Agent acting as a Sales Agent or directly to the Sales Agent acting as principal for its own account at a price agreed upon at the time of sale. Effective as of December 16, 2021, the Company terminated each Equity Distribution Agreement. As of the termination date, pursuant to the Equity Distribution Agreements, the Company had sold 532,694 shares of its common stock and 0 shares of Series A Preferred Stock for total gross sales of $11.3 million.

Share Repurchase Program

On March 9, 2020, our Board authorized a share repurchase program (the “Share Repurchase Program”) through which we may repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million during a two-year period that is set to expire on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include our Series A Preferred Stock, with the same period and aggregate repurchase limit. We may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time. As of December 31, 2021, we had repurchased 327,422 shares of our common stock at a total cost of approximately $4.8 million, or $14.61 per share, or an average discount of 32.1% to the combined book value per share of our common stock and SubOP Units of $21.51 per share as of the end of the fourth quarter. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of our common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987. As of December 31, 2021, we, through our subsidiaries, had purchased 355,000 shares of our Series A Preferred Stock at a total cost of approximately $8.6 million, or $24.14 per share, or an average discount of 3.44% to the $25.00 per share liquidation preference.

The audit committee has approved and ratified, subject to the prior authorization of our Board, repurchases from related party affiliates of the Company through the Share Repurchase Program, including accounts advised by affiliates of our Sponsor. As of December 31, 2021, the Company has not repurchased shares of common stock or Series A Preferred Stock under the Share Repurchase Program from its officers, directors, Manager or Sponsor, or affiliates of any of the foregoing.

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, a common stock investment, a convertible note and a multifamily property with a combined unpaid principal balance of $3.2 billion at December 31, 2021 and assumes the assets and liabilities of the eight Freddie Mac K-Series securitization entities (the “CMBS Entities”) are not consolidated. For more information about the CMBS Entities, see Note 2 to our consolidated financial statements.

Our portfolio, based on total unpaid principal balance as of December 31, 2021, excluding the consolidation of the CMBS B-Pieces, as described further below, is approximately 48.0% senior pooled mortgage loans backed by SFR properties, approximately 33.3% multifamily CMBS B-Pieces, approximately 4.2% CMBS I/O Strips, approximately 9.2% mezzanine loans, approximately 4.0% preferred equity investments and approximately 1.2% convertible notes. Total liabilities, excluding the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio are approximately $726.3 million, approximately $213.7 million, approximately $38.8 million, approximately $59.9 million, $0.0 million and $0.0 million, respectively. Our CMBS B-Piece investments as a percentage of total assets, excluding the consolidation of the CMBS B-Pieces, reflects the assets that we actually own. However, in accordance with the applicable accounting standards, we consolidate all of the assets and liabilities of the trusts that issued the CMBS B-Pieces that we own which we are deemed to control.

Our portfolio, based on total unpaid principal balance as of December 31, 2021, including the consolidation of the CMBS B-Pieces, is approximately 9.6% senior pooled mortgage loans backed by SFR properties, approximately 86.7% multifamily CMBS B-Pieces, approximately 0.8% CMBS I/O Strips, approximately 1.8% mezzanine loans, approximately 0.8% preferred equity investments and approximately 0.2% convertible notes. Total liabilities, including the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio is approximately $726.3 million, approximately $6.7 billion, approximately $38.9 million, approximately $59.9 million, approximately $0.0 million and approximately $0.0 million, respectively.

Our portfolio, based on net equity as of December 31, 2021, is approximately 19.3% senior pooled mortgage loans backed by SFR properties, approximately 38.9% multifamily CMBS B-Pieces, approximately 4.9% CMBS I/O Strips, approximately 15.0% mezzanine loans, approximately 10.6% preferred equity investments, approximately 3.2%  convertible notes, approximately 3.2% in a common stock investment and approximately 4.8% in real estate. Net equity represents the carrying value less our leverage on the asset.

As a whole, we believe our portfolio of investments have a relatively low risk profile: 90.8% of the underlying properties in our portfolio are stabilized and have a weighted average occupancy of 94.5%; the portfolio-wide weighted average debt service coverage ratio (“DSCR”) is 1.99x; the weighted average loan to value (“LTV”) of our investments is 67.9%; and the weighted average maturity is 6.5 years as of February 28, 2022. These metrics do not reflect our common stock investment in NexPoint Storage Partners, Inc. (“NSP”) or our real estate investment, net at February 28, 2022. For additional information related to the diversification of the collateral associated with our portfolio, including with respect to interest rate category, underlying property type, investment structure and geography, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.

Primary Investment Objective

Our primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We intend to achieve this objective primarily by originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock, as well as multifamily CMBS securitizations. We target lending or investing in properties that are stabilized or have a light transitional business plan with positive DSCRs and high-quality sponsors.

Through active portfolio management we seek to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns. Our Manager regularly monitors and stress-tests each investment and the portfolio as a whole under various scenarios, enabling us to make informed and proactive investment decisions.

Target Investments

We invest primarily in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes and common stock, as well as multifamily CMBS securitizations, with a focus on lending or investing in properties that are stabilized or have a light transitional business plan primarily in the multifamily, SFR, self-storage, hospitality and office real estate sectors predominantly in the top 50 MSAs, including, but not limited to, the following:

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

•

CMBS B-Pieces: We make investments in the junior-most bonds comprising some or all of the BB-rated, B-rated and unrated tranches of CMBS securitization pools. In the CMBS structure, underlying commercial real estate loans are typically aggregated into a pool with the pool issuing and selling different tranches of bonds and securities to different investors. Under the pooling and servicing agreements that govern these securitization pools, the loans are administered by a trustee and servicers, who act on behalf of all CMBS investors, distribute the underlying cash flows to the different classes of securities in accordance with their seniority. Historically, a single investor acquires all of the below-investment grade securities that comprise each CMBS B-Piece. CMBS B-Pieces have been a successful and sought-after securitization program offering a wide-range of residential and multifamily products. As of December 31, 2021, there have been 458 Freddie Mac K-deal issuances for a combined $477.7 billion and 23,020 loans originated and securitized since 2009.

•	Convertible Notes: We originate or acquire convertible notes. These notes are subordinate to any first mortgage and can be converted into common equity of the borrower.

•

Multifamily Property: We make investments in multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States.

Our Financing Strategy

While we do not have any formal restrictions or policy with respect to our debt-to-equity leverage ratio, we currently expect that our leverage will not exceed a ratio of 3-to-l. We believe this leverage ratio is prudent given that leverage typically exists at the asset level. The amount of leverage we may employ for particular assets depends upon the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. Our decision to use leverage to finance our assets is at the discretion of our Manager, subject to review by our Board, and is not subject to the approval of our stockholders. We generally intend to match leverage term and structure to that of the underlying investment financed. For additional information on sources of and trends regarding our liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our Structure

The following chart shows our ownership structure as of the date hereof:

Stockholders
NexPoint Real Estate Finance OP GP, LLC (Independent GP of OP)
Class C OP Unit Holders
Class B OP Unit Holders
NexPoint Real Estate Finance, Inc. ("Issuer") (Class A OP Unit Holder)
Management Agreement
NexPoint Real Estate Advisors VII, L.P.
GP
NexPoint Real Estate Finance Operating Partnership, L.P. ("OP")
NREF Sub OP GP, LLC (GP of Subsidiary Partnerships)
GP
GP
GP
Subsidiary Partnership I
Subsidiary Partnership II
Subsidiary Partnership III
Subsidiary IV
Portfolio
Portfolio
Portfolio
Portfolio

Our Manager

We are externally managed by our Manager through the Management Agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021 for a three-year term set to expire on February 6, 2023. Our Manager conducts substantially all of our operations and provides asset management services for our real estate investments. We expect we will only have accounting employees while the Management Agreement is in effect. All of our investment decisions are made by our Manager, subject to general oversight by our Manager’s investment committee and the Board. Our Manager is wholly owned by our Sponsor. The members of our Manager’s investment committee are James Dondero, Matt McGraner, Matthew Goetz, and Brian Mitts.

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

“Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the closing of the IPO, plus (2) the net proceeds received by us from all issuances of our equity securities in and after the IPO, plus (3) our cumulative Earnings Available for Distribution (“EAD”) (as defined below) from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to holders of our common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that we have paid to repurchase for cash shares of our equity securities from and after the IPO to the end of the most recently completed calendar quarter. In our calculation of Equity, we will adjust our calculation of EAD to remove the compensation expense relating to awards granted under one or more of our long-term incentive plans that is added back in our calculation of EAD. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to us in the Formation Transaction.

“EAD” means the net income (loss) attributable to our common stockholders computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain GAAP adjustments and transactions that may not be indicative of our current operations, in each case after discussions between the Manager the independent directors and approved by a majority of the independent directors of our Board.

Incentive compensation may be payable to our executive officers and certain other employees of our Manager or its affiliates pursuant to a long-term incentive plan adopted by us and approved by our stockholders. As discussed above, compensation expense is not considered when determining EAD, in that we add back compensation expense to net income in the calculation of EAD. However, compensation expense is considered when determining Equity, in that we will adjust our calculation of EAD to remove the compensation expense that is added back in our calculation of EAD.

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

Human Capital Disclosure

We are externally managed by our Manager pursuant to the Management Agreement between us and our Manager. All of our executive officers are employees of our Manager or its affiliates. As of December 31, 2021, we have one employee whose salary is 50% allocated to us for reimbursement to our Manager. This employee is an accounting employee dedicated to us. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is an employee's qualifications performance, skills and experience. Our employee is fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

Corporate Information

Our and our Manager’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our and our Manager’s telephone number is (833) 679-6246. Our website is located at nref.nexpoint.com. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the SEC.

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

•	risks associated with the COVID-19 pandemic, including unpredictable variants, and the future outbreak of other highly infectious or contagious diseases;

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

•

risks associated with (i) provisions in our governing documents that may limit stockholders’ choice of forum for disputes with us or discourage an acquisition of our securities or a change in control, including stock ownership restrictions and limits and (ii) provisions of Maryland law, including the Maryland General Corporation Law (the “MGCL”), that may limit the ability for a third-party acquisition;

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

•

risk of failure to generate sufficient cash flows to service outstanding indebtedness or pay distributions on our capital stock at expected levels, and the risk that we may borrow funds or use funds from other sources to pay distributions; and

•	risks associated with the concentration of our share ownership.

Risks Related to Our Business

The current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and continues to evolve, as COVID-19 cases rise again. Additionally, the emergence of new variants of COVID-19 are unpredictable and current vaccines and treatments may not be effective against new variants.

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

•	the timing of the development and distribution of effective treatments for COVID-19 and future pandemics.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. As of December 31, 2021, there have been four forbearance requests approved in our CMBS B-Piece portfolio, representing 0.8% of our unpaid principal balance outstanding. There were nine forbearance requests approved in our SFR loan book, but as of December 31, 2021, these were no longer in forbearance. New outbreaks or variants may cause our Manager’s employees to return to working remotely. An extended period of remote work arrangements could introduce operational risk, including, but not limited to, cybersecurity risks, impair our ability to manage our business and negatively impact our internal controls over financial reporting.

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

Real estate investments are subject to various risks, including:

•	acts of nature, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of such acts;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations and ordinances;

•	costs of remediation and liabilities associated with environmental conditions including, but not limited to, indoor mold; and

•	the potential for uninsured or under-insured property losses.

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

Commercial real estate debt instruments (e.g., first-lien mortgage loans, mezzanine loans, preferred equity and CMBS) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property or properties typically is dependent primarily upon the successful operation of the property or properties rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•	changes in real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

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

One of our loans that is a fixed rate loan has an unpaid principal balance of approximately $508.7 million as of February 28, 2022, which equates to approximately 29.9% of the total unpaid principal balance of our portfolio. This loan is collateralized by a portfolio of 4,831 SFR properties with 51.6% of the units being located in the Atlanta-Sandy Springs-Alpharetta, Georgia MSA. In addition, approximately 44.9% of our portfolio is in the SFR asset class and approximately 38.4% of the unpaid principal balance in our portfolio is located in Florida and Georgia. In the future, our investments may continue to be concentrated in terms of type of interest (i.e. fixed vs. floating), geography, asset type and sponsors, as we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Therefore, our investments in our target assets are and could in the future be, secured by properties concentrated in a limited number of geographic locations or concentrated in certain property types that are subject to higher risk of default or foreclosure.

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

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes and servicers under intercreditor or servicing agreements;

•	acquire only a minority and/or a non-controlling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third-party management or servicing with respect to the management of an asset.

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

The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. While a majority of the rulemaking requirements established by the Dodd-Frank Act have been finalized, some of the rulemakings remain in the proposal phase or have yet to be proposed. In addition, the executive branch has previously called for a comprehensive review of the Dodd-Frank Act that may result in the modification or repeal of certain of its components. For example, on May 24, 2018, former President Trump signed into law a financial services regulatory reform bill that received bipartisan support, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or Economic Growth Act. The Economic Growth Act makes certain modifications to post-financial crisis regulatory requirements, including, among other things, improving consumer access to mortgage credit and tailoring regulations for certain bank holding companies, including raising the relevant thresholds for the application of the U.S. Federal Reserve’s enhanced prudential standards, as well as for the designation by the Financial Stability Oversight Council (the “FSOC”) of non-bank financial companies as systemically important. In addition, on October 31, 2018, the U.S. Federal Reserve issued a notice of proposed rulemaking that would build on the Federal Reserve’s existing tailoring of its enhanced prudential standards rules for domestic U.S. banking organizations and would be consistent with the changes from the Economic Growth Act. The comment period for such proposal ended on January 22, 2019. On April 8, 2019, the U.S. Federal Reserve issued a notice of proposed rulemaking that would revise the framework for applying the enhanced prudential standards applicable to foreign banking organizations under Section 165 of the Dodd-Frank Act, as amended by the Economic Growth Act, by, among other things, amending standards relating to liquidity, risk management, stress testing, and single-counterparty credit limits. It is not possible at this stage to predict how additional political changes, regulatory changes under the Dodd-Frank Act and new and pending legislation intended to modify the Dodd-Frank Act related to, among other things, mortgage origination, mortgage servicing, securitization transactions and derivatives will affect our business, and there can be no assurance that such new or revised rules and regulations and new and pending legislation will not have an adverse effect on our business, financial condition, liquidity and results of operations.

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

•	institute and maintain a more comprehensive compliance function;

•

design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (the “PCAOB”);

•	comply with rules promulgated by the NYSE;

•	prepare and distribute periodic public reports in compliance with our obligations under federal securities laws;

•	establish and maintain new internal policies, such as those relating to disclosure controls and procedures and insider trading;

•	involve and retain to a greater degree outside counsel and accountants in the above activities; and

•	establish and maintain an investor relations function.

If our profitability is adversely affected because of these additional costs, it could have a negative effect on the trading price of our securities.

Risks Related to Our Indebtedness and Financing Strategy

We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As December 31, 2021, we have approximately $1.1 billion of indebtedness outstanding related to our portfolio, excluding indebtedness relating to the portion of the CMBS that we do not own, but are required to consolidate pursuant to applicable accounting standards. On April 20, 2021, we issued $75.0 million of 5.75% Notes, on December 20, 2021, we issued $60.0 million of additional 5.75% Notes and on January 25, 2022, we issued $35.0 million of additional 5.75% Notes. On October 15, 2020, our OP issued $36.5 million of its 7.50% Senior Unsecured Notes due 2025 (the “OP Notes”), which we guaranteed. The indenture that governs the 5.75% Notes contains and the note purchase agreements that govern the OP Notes contain covenants that require us to, among others, maintain a maximum net debt to equity ratio, a minimum net asset value, a minimum senior debt service coverage ratio and a minimum consolidated unencumbered assets ratio. The indenture and the note purchase agreements contain other customary covenants and events of default.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to acquire additional investments or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

•	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	force us to dispose of one or more of our investments, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•	subject us to increased sensitivity to interest rate increases;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or

•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of our securities.

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

Subject to qualifying and maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or credit hedging can be expensive and may result in us generating less net income;

•	available interest rate hedges may not correspond directly with the interest rate for which protection is sought;

•	due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

•

the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay;

•	we may fail to recalculate, readjust and execute hedges in an efficient manner; and

•	legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.

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

We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price. As of December 31, 2021, the Company has not entered into any derivative contracts or conducted any hedging activities.

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

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K. (the “FCA”) announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

Approximately 5.9% of our portfolio as of December 31, 2021 pays interest at a variable rate that is tied to LIBOR. If LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing.

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

Our current portfolio of investments consists primarily of first-lien mortgage loans, multifamily CMBS B-Pieces, CMBS I/O Strips, mezzanine loans and preferred equity and common stock investments. We currently concentrate on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this annual report. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without notice to you or without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our securities and our ability to make distributions to you. We intend to disclose any changes in our investment policies in our next required periodic report.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland. On February 8, 2021, the Bankruptcy Court announced its intent to confirm Highlands’s Fifth Amended Plan of Reorganization. On October 15, 2021, the Bankruptcy Trust Lawsuit was filed by a trust set up in connection with the Highland Bankruptcy. The Bankruptcy Trust Lawsuit makes claims against a number of entities, including NexPoint and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations.  While neither our Sponsor nor our Manager were parties to the bankruptcy filing, the Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Sponsor, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Manager and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.

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

As a result of these changes, our Sponsor and Manager are no longer under common control with Highland or a related person of Highland. Mr. Dondero is the beneficial owner of our Manager. Under the Fifth Amended Plan of Reorganization, Highland terminated the Shared Services Agreement with our Sponsor. However, our Sponsor and Manager have been able to continue to receive these services through a transfer of personnel, equipment and facilities from Highland either to our Sponsor or to a third-party service provider. Employees of a third-party service provider that provides services to our Sponsor or Manager could face conflicts arising from, for example, our Sponsor or Manager acting separately with respect to investment determinations on assets commonly held by clients respectively of our Sponsor or Manager, although any such persons will not have sole investment discretion with respect to any determinations made by our Sponsor or Manager for its clients.

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

Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

•

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

•

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

“Control shares” are voting shares of stock that, if aggregated with all other such shares of stock owned by the acquirer, or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

•	one-tenth or more but less than one-third;

•	one-third or more but less than a majority; or

•	a majority or more of all voting power.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors, without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement any or all of the following takeover defenses:

•	a classified board;

•	a two-thirds vote requirement for removing a director;

•	a requirement that the number of directors be fixed only by vote of the board of directors;

•

a requirement that a vacancy on the board be filled only by the remaining directors in office and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred; and

•	a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

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

Risks Related to Our REIT Status and Other Tax Items

We have elected to be treated as a REIT commencing with our taxable year ended December 31, 2020. Our failure to qualify or maintain our qualification as a REIT for U.S. federal income tax purposes would reduce the amount of funds we have available for distribution and limit our ability to make distributions to our stockholders.

We have elected to be treated as a REIT commencing with our taxable year ended December 31, 2020. However, we cannot assure you that we will qualify and remain qualified as a REIT. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. We believe we have been and are organized and qualify as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate tax rate;

•	we could be subject to increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

We plan to originate mezzanine loans for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may originate mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 6.2% ownership limit with respect to a particular stockholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our Board granted James Dondero and his affiliates a waiver allowing them to collectively own up to 50% of our common stock. Our charter also prohibits any person from, among other things, beneficially or constructively owning shares of our capital stock that would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT or a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code.

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

The Board granted waivers from the ownership limits to James Dondero, his affiliates and others and may grant additional waivers in the future. These waivers may be subject to certain initial and ongoing conditions designed to preserve our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

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

If we invest in mortgage loans to which the interest apportionment rules described above would apply and the IRS were to assert successfully that our mortgage loans were secured by property other than real estate, the interest apportionment rules applied for purposes of our REIT testing, and that the position taken in IRS Revenue Procedure 2014-51 should be applied to our portfolio, then depending upon the value of the real property securing our mortgage loans and their face amount, and the sources of our gross income generally, we may fail to meet the 75% gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty to the IRS.

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

Risks Related to the Ownership of Our Common Stock

The concentration of our share ownership may limit your ability to influence corporate matters.

NexPoint Advisors, L.P. is the ultimate parent of our Adviser and beneficially owns approximately 5.3% of our outstanding voting securities as of February 28, 2022. James Dondero is the sole member of the general partner of NexPoint Advisors, L.P. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to shares beneficially owned by NexPoint Advisors L.P. In addition, Mr. Dondero has relationships with certain other holders of our common stock resulting in Mr. Dondero having aggregate beneficial ownership of 6,646,182 shares (or 46.1% of our common stock) and shared voting and dispositive power over 6,646,182 shares (or 46.1% of our common stock as of February 28, 2022.

The concentration of our share ownership may limit your ability to influence corporate matters. Mr. Dondero and his affiliates may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our charter and approval of major corporate transactions, including the decision to enter into any corporate transaction. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

In addition, sales of significant amounts of shares beneficially held by NexPoint Advisors, L.P., or the prospect of these sales, could adversely affect the market price of our common stock. This concentrated stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Broad market fluctuations could negatively impact the market price of our common stock.

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results, financial condition, cash flow and liquidity, or changes in investment strategy or prospects;

•	changes in our operations or earnings estimates or publication of research reports about us or the real estate industry;

•	loss of a major funding source or inability to obtain new favorable funding sources in the future;

•	our financing strategy and leverage;

•	actual or anticipated accounting problems;

•	changes in market valuations of similar companies;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this annual report;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence and price and volume fluctuations in the stock and bond markets, generally;

•	changes in laws, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	future equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	failure to meet income estimates;

•	failure to meet and maintain REIT qualifications or exclusion from Investment Company Act regulations or listing on the NYSE; and

•	general market and economic conditions.

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

Holders of shares of our common stock do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 600,000,000 shares of capital stock, of which 500,000,000 shares are shares of common stock and 100,000,000 shares are shares of preferred stock, of which 11,300,000 shares have been classified as our Series A Preferred Stock. Our Board may increase the number of authorized shares of capital stock without stockholder approval. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under a long-term incentive plan to our non-employee directors or to employees of our Manager or its affiliates; (4) issue shares to our Manager, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock in connection with a redemption of OP Units. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of shares of our common stock will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of shares of our common stock may also experience a dilution in the book value of their investment in us.

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

The Series A Preferred Stock is listed on the NYSE, but there can be no assurance that an active trading market will be maintained on the NYSE. Further, the Series A Preferred Stock may trade at prices lower than the public offering price, and the market price of the Series A Preferred Stock depends on many factors, including, but not limited to:

•	prevailing interest rates;

•	the market for similar securities;

•	general economic and financial market conditions;

•	our issuance, as well as the issuance by our subsidiaries, of additional preferred equity or debt securities; and

•	our financial condition, cash flows, liquidity, results of operations, funds from operations and prospects.

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

Beginning on July 24, 2021 upon the occurrence of a Change of Control, holders of Series A Preferred Stock have the right to convert some or all of their Series A Preferred Stock into our common stock (or equivalent value of alternative consideration). Notwithstanding that we generally may not redeem the Series A Preferred Stock prior to July 24, 2025, we have a special optional redemption right to redeem the Series A Preferred Stock in the event of a Change of Control, and holders of Series A Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the Change of Control Conversion Date. Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to the Share Cap multiplied by the number of Series A Preferred Stock converted. If the Common Stock Price (as defined in the articles supplementary setting forth the terms of the Series A Preferred Stock) is less than $7.58 (which is approximately 50% of the per-share closing sale price of our common stock on July 17, 2020), subject to adjustment, each holder will receive a maximum of 3.2982 shares of our common stock per share of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. In addition, those features of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interest.

The Series A Preferred Stock is subordinate to our existing and future debt, and such interests could be diluted by the issuance of additional shares of preferred stock and by other transactions.

The Series A Preferred Stock ranks junior to all of our existing and future indebtedness, any classes and series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, and other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series, 11,300,000 of which have been classified as Series A Preferred Stock. Subject to limitations prescribed by Maryland law and our charter, our Board is authorized to issue, from our authorized but unissued shares of capital stock, preferred stock in such classes or series as our Board may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series A Preferred Stock or additional shares of our capital stock ranking on parity with the Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, would dilute the interests of the holders of Series A Preferred Stock, and the issuance of shares of any class or series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock. Other than the conversion right afforded to holders of Series A Preferred Stock that may become exercisable in connection with certain changes of control as described in the articles supplementary setting forth the terms of the Series A Preferred Stock, none of the provisions relating to the Series A Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of Series A Preferred Stock, so long as the rights of the holders of Series A Preferred Stock are not materially and adversely affected.

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

The 5.75% Notes, OP Notes and future offerings of debt securities or shares of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up may adversely affect the market price of our Series A Preferred Stock.

The indenture governing the 5.75% Notes and the note purchase agreements governing the OP Notes restrict our operating flexibility and if we decide to issue additional debt securities or shares of our capital stock, including traded or non-traded preferred stock, expressly designated as ranking senior to the Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up in the future, it is possible that those securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable debt securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt securities or shares of our capital stock expressly designated as ranking senior to the Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of the Series A Preferred Stock will bear the risk of our future offerings reducing the market price of the Series A Preferred Stock and diluting the value of their share holdings in us.

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

Furthermore, because some of our employees may be required to work from their homes in the future due to the COVID-19 pandemic, there is an increased risk of disruption to our operations because they may be utilizing residential networks and infrastructure which may not be as secure as in our office environment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We acquired one property in 2021. Details of the acquisition are in the table below:

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt (1)	# Units	Effective Ownership
Hudson Montford	Charlotte, North Carolina	12/31/2021	$ 62,000	$ 32,480	204	100.00%

(1)	For additional information regarding our debt, see Note 8 to our consolidated financial statements

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On February 28, 2022, we had 14,393,817 shares of common stock outstanding held by a total of one record holder. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

Our common stock trades on the NYSE under the ticker symbol “NREF.”

Repurchase of Shares

On March 9, 2020, we announced that our Board had authorized the Share Repurchase Program for the repurchase of an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million during a two-year period that is set to expire on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include the Series A Preferred Stock within the same time period and repurchase limit. Since inception through December 31, 2021, we have repurchased (a) 327,422 shares of common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share, and (b) 355,000 shares of Series A Preferred Stock, par value $0.01 per share, at a total cost of approximately $8.6 million, or $24.14 per share. The purchases of Series A Preferred Stock were made by subsidiaries of the Company at the time of the public offering of the Series A Preferred Stock, not as a part of the Share Repurchase Program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Common Stock
Beginning Total	327,422	$14.61	327,422	$5.2
October 1 – October 31	—	—	—	5.2
November 1 – November 30	—	—	—	5.2
December 1 – December 31	—	—	—	5.2
Balance as of December 31, 2021	327,422	$14.61	327,422	$5.2

Series A Preferred Stock
Beginning Total	355,000	$24.14	—	$5.2
October 1 – October 31	—	—	—	5.2
November 1 – November 30	—	—	—	5.2
December 1 – December 31	—	—	—	5.2
Balance as of December 31, 2021	355,000	$24.14	—	$5.2

(1)

Repurchases were made under the Share Repurchase Program announced on March 9, 2020. Total repurchases under the Share Repurchase Program were approved to include our common stock and the Series A Preferred Stock for an aggregate market value of up to $10.0 million during a two-year period that is set to expire on March 9, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this annual report. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this annual report. Our management believes the assumptions underlying the Company's financial statements and accompanying notes are reasonable. However, the Company's financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

Overview

We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily CMBS securitizations. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 MSAs. In addition, we target lending or investing in properties that are stabilized or have a light-transitional business plan.

Our investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We seek to employ a flexible and relative-value focused investment strategy and expect to re-allocate capital periodically among our target investment classes. We believe this flexibility will enable us to efficiently manage risk and deliver attractive risk-adjusted returns under a variety of market conditions and economic cycles. For highlights of our acquisition, financing and other activity during 2021, see “Item 1. Business—2021 Highlights.” Our business continues to be subject to the uncertainties associated with COVID-19. For additional information, see Note 2 to our consolidated financial statements and “Item 1A. Risk Factors—Risk Factors Related to our Business—The current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.”

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of December 31, 2021 approximately $15.0 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $14.7 billion of loans and debt or credit related investments as of December 31, 2021 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

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

The following table presents the components of net interest income for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2021			2020
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)	$ Change	% Change
Interest income
SFR Loans, held-for-investment	$37,652	$890,009	4.23%	$32,797	$927,479	3.85%	$4,855	14.8%
Bridge loan, held-for-investment	356	4,039	8.81%	—	—	N/A	356	N/A
Mezzanine loans, held -for-investment	11,754	129,968	9.04%	2,136	28,381	8.20%	9,618	450.3%
Preferred equity, held-for-investment	2,586	27,711	9.33%	2,829	24,088	12.80%	(243)	-8.6%
Convertible bond, held-for-investment	26	224	11.61%	—	—	0.00%	26	N/A
CMBS structured pass through certificates, at fair value	3,453	55,225	6.25%	1,216	23,466	7.27%	2,237	184.0%
Total interest income	$55,827	$1,107,176	6.72%	$38,978	$1,003,414	4.23%	$16,849	43.2%
Interest expense
Repurchase agreements	(4,294)	(147,850)	2.90%	(2,082)	(101,551)	2.23%	(2,212)	106.2%
Long-term seller financing	(18,991)	(822,820)	2.31%	(18,596)	(786,913)	2.57%	(395)	2.1%
Bridge financing	(101)	(55)	183.64%	—	—	N/A	N/A	N/A
Unsecured Notes	(6,386)	(91,733)	6.96%	(634)	(36,500)	8.23%	(5,752)	907.3%
Total interest expense	$(29,772)	$(1,062,458)	2.80%	$(21,312)	$(924,964)	2.51%	$(8,460)	39.7%
Net interest income (3)	$26,055			$17,666			$8,389	47.5%

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

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

Change in unrealized gain on common stock investment held at fair value. Includes unrealized gain (loss) based on changes in the fair value of our common stock investment in NSP. See Note 5 to our consolidated financial statements for additional information.

Loan loss benefit (provision). Loan loss benefit (provision) represents the change in our allowance for loan losses. See Note 2 to our consolidated financial statements for additional information.

Dividend income. Dividend income represents the accrued interest income and quarterly cash and stock dividends earned on our preferred stock investment in Jernigan Capital, Inc. (“JCAP”).

Realized losses. Realized losses include the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized losses. The Company reverses cumulative unrealized gains or losses previously reported in its Consolidated Statements of Operations with respect to the investment sold at the time of the sale.

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

Loan servicing fees. We pay various service providers fees for loan servicing of our SFR Loans, mezzanine loans and consolidated CMBS trusts. We classify the expenses related to the administration of the SFR Loans and mezzanine loans as servicing fees while the fees associated with the CMBS trusts are included as a component of the change in net assets related to consolidated CMBS variable interest entities (“VIEs”).

Management fees. Management fees include fees paid to our Manager pursuant to the Management Agreement.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table sets forth a summary of our operating results for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Net interest income	$26,055	$17,666	$8,389	47.5%
Other income	71,263	25,752	45,511	176.7%
Operating expenses	(13,846)	(9,248)	(4,598)	49.7%
Net income	83,472	34,170	49,302	144.3%
Net (income) attributable to preferred shareholders	(3,508)	(1,748)	(1,760)	100.7%
Net (income) attributable to redeemable noncontrolling interests	(40,387)	(21,323)	(19,064)	89.4%
Net income attributable to common stockholders	$39,577	$11,099	$28,478	256.6%

The change in our net income for the year ended December 31, 2021 as compared to the net income for the year ended December 31, 2020 primarily relates to increases in net interest income and other income including changes in net assets related to consolidated CMBS VIEs partially offset by an increase in operating expenses. Our net income attributable to common stockholders for the year ended December 31, 2021 was approximately $39.6 million. We earned approximately $26.1 million in net interest income, $71.3 million in other income, incurred operating expenses of $13.8 million, allocated $3.5 million of income to preferred stockholders and allocated $40.4 million of income to redeemable noncontrolling interests for the year ended December 31, 2021.

Revenues

Net interest income. Net interest income was $26.1 million for the year ended December 31, 2021 compared to $17.7 million for the year ended December 31, 2020 which was an increase of approximately $8.4 million. The increase between the periods is primarily due to an increase in investments and the number of days in operation compared to the prior period. Additionally, prepayment penalties related to early paydowns offset by accelerated premium amortization contribute to the increase between the periods. As of December 31, 2021 we own 74 discrete investments compared to 60 as of December 31, 2020.

Other income. Other income was $71.3 million for the year ended December 31, 2021 compared to $25.8 million for the year ended December 31, 2020 which was an increase of approximately $45.5 million. This was primarily due to an increase in net assets related to consolidated CMBS VIEs and an increase in fair value marks between the periods.

Expenses

G&A expenses. G&A expenses were $6.4 million for the year ended December 31, 2021 compared to $3.4 million for the year ended December 31, 2020 which was an increase of approximately $3.0 million. The increase between the periods was primarily due to a $1.5 million increase in stock compensation expense and a $0.8 million increase in legal fees compared to the prior period.

Loan servicing fees. Loan servicing fees were $5.2 million for the year ended December 31, 2021 compared to $4.3 million for the year ended December 31, 2020 which was an increase of approximately $0.9 million. The increase between the periods was primarily due to an increase in loans in the portfolio and the number of days in operation compared to the prior period.

Management fees. Management fees were $2.3 million for the year ended December 31, 2021 compared to $1.6 million for the year ended December 31, 2020 which was an increase of approximately $0.7 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement and the number of days in operation compared to the prior period.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Year Ended December 31,
	2021	2020
Net income attributable to redeemable noncontrolling interests	$40,387	$21,323
Net income attributable to common stockholders	39,577	11,099
Weighted-average number of shares of common stock outstanding
Basic	6,601	5,206
Diluted	20,366	18,648
Net income per share, basic	$6.00	$2.13
Net income per share, diluted	$3.93	$1.74
Dividends declared per share	$1.9000	$1.4198

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

The following table provides a reconciliation of EAD and CAD to GAAP net income (loss) attributable to common stockholders for the years ended December 31, 2021 and 2020 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2020	% Change
Net income attributable to common stockholders	$39,577	$11,099	256.6%
Adjustments
Amortization of stock-based compensation	2,023	548	269.2%
Loan loss (benefit) provision (1)	—	94	-100.0%
One-time non-cash item (2)	—	(1,053)	-100.0%
Unrealized (gains) or losses (3)	(23,811)	(2,263)	952.2%
EAD attributable to common stockholders	$17,789	$8,425	111.1%

EAD per Diluted Weighted-Average Share	$2.53	$1.57	61.2%

Adjustments
Amortization of premiums	$5,408	$2,160	150.4%
Accretion of discounts	(5,587)	(1,053)	430.6%
Stock dividends received	—	(538)	-100.0%
CAD attributable to common stockholders	$17,610	$8,994	95.8%

CAD per Diluted Weighted-Average Share	$2.50	$1.67	49.5%

Weighted-average common shares outstanding - basic	6,601	5,206	26.8%
Weighted-average common shares outstanding - diluted (4)	7,045	5,378	31.0%

(1)	We have modified our calculation of EAD and CAD to exclude any add back of loan loss (benefit) provision beginning with our fiscal year 2021.
(2)	One-time non-cash item is the make-whole premium in the JCAP preferred stock investment conversion to common stock. See Note 5 to our consolidated financial statements for additional disclosures.
(3)	Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(4)	Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of non-controlling interests for the years ended December 31, 2021 and 2020 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2020	% Change
Net income attributable to common stockholders	$39,577	$11,099	256.6%
Net income attributable to redeemable noncontrolling interests	40,387	21,323	89.4%
Adjustments
Amortization of stock-based compensation	2,023	548	269.2%
Loan loss (benefit) provision (1)	—	320	-100.0%
One-time non-cash item (2)	—	(2,094)	-100.0%
Unrealized (gains) or losses (3)	(43,503)	(3,981)	992.8%
EAD	$38,484	$27,215	41.4%

EAD per Diluted Weighted-Average Share	$1.89	$1.46	29.5%

Adjustments
Amortization of premiums	$15,769	$8,280	90.4%
Accretion of discounts	(9,196)	(3,160)	191.0%
Stock dividends received	—	(1,254)	-100.0%
CAD	$45,057	$31,081	45.0%

CAD per Diluted Weighted-Average Share	$2.21	$1.67	32.7%

Weighted-average common shares outstanding - basic	6,601	5,206	26.8%
Weighted-average common shares outstanding - diluted	20,366	18,648	9.2%

(1)	We have modified our calculation of EAD and CAD to exclude any add back of loan loss (benefit) provision beginning with our fiscal year 2021.
(2)	One-time non-cash item is the make-whole premium in the JCAP preferred stock investment conversion to common stock. See Note 5 to our consolidated financial statements for additional disclosures.
(3)	Unrealized gains are the net change in unrealized loss on investments held at fair value.

Book Value per Share / Unit

The following table calculates our book value per share (in thousands, except per share data):

	December 31, 2021	December 31, 2020
Common stockholders' equity	$200,503	$90,733
Shares of common stock outstanding at period end	9,164	5,023
Book value per share of common stock	$21.88	$18.07

Due to the large noncontrolling interest in the OP and Subsidiary OPs (see Note 13 to our consolidated financial statements, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	December 31, 2021	December 31, 2020
Common stockholders' equity	$200,503	$90,733
Redeemable noncontrolling interests in the OP	261,423	275,670
Total equity	$461,926	$366,403

Redeemable OP Units and SubOP Units at period end	12,308	13,787
Shares of common stock outstanding at period end	9,164	5,023
Combined shares of common stock and redeemable OP Units and SubOP Units	21,472	18,810
Combined book value per share / unit	$21.51	$19.48

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, a common stock investment, a convertible note and a multifamily property with a combined unpaid principal balance of $3.2 billion at December 31, 2021 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of December 31, 2021 (dollars in thousands):

				Current						Remaining
		Investment		Principal						Term (3)
	Investment (1)	Date		Amount		Net Equity (2)	Location	Property Type	Coupon	(years)
	SFR Loans
1	Senior loan	2/11/2020		$508,700		$77,963	Various	Single-family	4.65%	6.67
2	Senior loan	2/11/2020		10,401		1,615	Various	Single-family	5.35%	6.09
3	Senior loan	2/11/2020		5,487		760	Various	Single-family	5.33%	1.58
4	Senior loan	2/11/2020		10,350		1,587	Various	Single-family	5.30%	6.67
5	Senior loan	2/11/2020		7,438		1,143	Various	Single-family	5.08%	6.50
6	Senior loan	2/11/2020		5,550		852	Various	Single-family	5.24%	6.76
7	Senior loan	2/11/2020		51,304		7,517	Various	Single-family	4.74%	3.75
8	Senior loan	2/11/2020		9,583		1,473	Various	Single-family	6.10%	6.76
9	Senior loan	2/11/2020		37,639		5,740	Various	Single-family	5.55%	6.84
10	Senior loan	2/11/2020		6,086		930	Various	Single-family	5.47%	6.84
11	Senior loan	2/11/2020		5,760		885	Various	Single-family	5.99%	6.92
12	Senior loan	2/11/2020		5,260		812	Various	Single-family	5.46%	7.01
13	Senior loan	2/11/2020		8,910		1,386	Various	Single-family	5.88%	7.01
14	Senior loan	2/11/2020		6,541		964	Various	Single-family	4.83%	2.09
15	Senior loan	2/11/2020		4,684		726	Various	Single-family	5.35%	7.09
16	Senior loan	2/11/2020		16,970		2,615	Various	Single-family	5.61%	7.09
17	Senior loan	2/11/2020		7,601		1,179	Various	Single-family	5.34%	7.09
18	Senior loan	2/11/2020		7,728		1,193	Various	Single-family	5.47%	7.09
19	Senior loan	2/11/2020		6,685		1,036	Various	Single-family	5.46%	7.17
20	Senior loan	2/11/2020		10,523		1,586	Various	Single-family	4.72%	4.17
21	Senior loan	2/11/2020		62,023		9,597	Various	Single-family	4.95%	7.17
	Total			795,223		121,559			4.85%	6.45

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020		35,665	(4)	10,227	Various	Multifamily	5.79%	4.16
2	CMBS B-Piece	2/11/2020		37,696	(4)	18,786	Various	Multifamily	6.09%	4.90
3	CMBS B-Piece	4/23/2020		81,999	(4)	35,422	Various	Multifamily	3.50%	8.16
4	CMBS B-Piece	7/30/2020		51,723	(4)	23,367	Various	Multifamily	9.09%	5.48
5	CMBS B-Piece	8/6/2020		108,643	(4)	30,000	Various	Multifamily	0.00%	8.49
6	CMBS B-Piece	4/20/2021		76,047	(4)	33,877	Various	Multifamily	6.30%	9.16
7	CMBS B-Piece	6/30/2021		98,305	(4)	32,382	Various	Multifamily	0.00%	5.00
8	CMBS B-Piece	12/9/2021		61,277	(4)	61,277	Various	Multifamily	5.30%	2.82
	Total			551,355		245,338			3.62%	6.47

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(5)	826	Various	Multifamily	2.02%	24.75
2	CMBS I/O Strip	8/6/2020		1,180,500	(5)	3,292	Various	Multifamily	0.10%	8.49
3	CMBS I/O Strip	8/6/2020		108,643	(5)	8,336	Various	Multifamily	2.98%	8.49
4	CMBS I/O Strip	4/28/2021	(6)	64,897	(5)	1,767	Various	Multifamily	1.59%	8.07
5	CMBS I/O Strip	5/27/2021		20,000	(5)	1,491	Various	Multifamily	3.38%	8.40
6	CMBS I/O Strip	6/7/2021		4,266	(5)	194	Various	Multifamily	2.31%	6.91
7	CMBS I/O Strip	6/11/2021	(7)	80,621	(5)	2,456	Various	Multifamily	1.26%	7.40
8	CMBS I/O Strip	6/21/2021		28,748	(5)	820	Various	Multifamily	1.20%	8.40
9	CMBS I/O Strip	8/10/2021		25,000	(5)	1,144	Various	Multifamily	1.89%	8.32
10	CMBS I/O Strip	8/11/2021		6,942	(5)	603	Various	Multifamily	3.10%	9.57
11	CMBS I/O Strip	8/24/2021		1,625	(5)	317	Various	Multifamily	2.61%	9.07
12	CMBS I/O Strip	9/1/2021		34,625	(5)	4,827	Various	Multifamily	1.92%	8.49
13	CMBS I/O Strip	9/11/2021		20,902	(5)	4,884	Various	Multifamily	2.95%	9.74
	Total			1,594,359		30,957			0.62%	8.61

	Mezzanine Loan
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	1.50
2	Mezzanine	10/20/2020		5,470		2,284	Wilmington, DE	Multifamily	7.50%	7.34
3	Mezzanine	10/20/2020		10,380		4,344	White Marsh, MD	Multifamily	7.42%	9.50
4	Mezzanine	10/20/2020		14,253		5,975	Philadelphia, PA	Multifamily	7.59%	7.42
5	Mezzanine	10/20/2020		3,700		1,544	Daytona Beach, FL	Multifamily	7.83%	6.76
6	Mezzanine	10/20/2020		12,000		5,021	Laurel, MD	Multifamily	7.71%	9.25
7	Mezzanine	10/20/2020		3,000		1,256	Temple Hills, MD	Multifamily	7.32%	9.59
8	Mezzanine	10/20/2020		1,500		628	Temple Hills, MD	Multifamily	7.22%	9.59
9	Mezzanine	10/20/2020		5,540		2,313	Lakewood, NJ	Multifamily	7.33%	7.34
10	Mezzanine	10/20/2020		6,829		2,850	Rosedale, MD	Multifamily	7.53%	7.01
11	Mezzanine	10/20/2020		3,620		1,515	North Aurora, IL	Multifamily	7.42%	9.50
12	Mezzanine	10/20/2020		9,610		4,022	Cockeysville, MD	Multifamily	7.42%	9.50
13	Mezzanine	10/20/2020		7,390		3,093	Laurel, MD	Multifamily	7.42%	9.50
14	Mezzanine	10/20/2020		1,082		453	Vancouver, WA	Multifamily	8.70%	8.84
15	Mezzanine	10/20/2020		2,135		891	Tyler, TX	Multifamily	7.74%	6.76
16	Mezzanine	10/20/2020		1,190		497	Las Vegas, NV	Multifamily	7.71%	7.17
17	Mezzanine	10/20/2020		3,310		1,382	Atlanta, GA	Multifamily	6.91%	7.50
18	Mezzanine	10/20/2020		2,880		1,202	Des Moines, IA	Multifamily	7.89%	6.84
19	Mezzanine	10/20/2020		4,010		1,674	Urbandale, IA	Multifamily	7.89%	6.84
20	Mezzanine	1/21/2021		24,844		24,483	Los Angeles, CA	Multifamily	13.25%	2.06
21	Mezzanine	1/21/2021		1,541		1,518	Los Angeles, CA	Multifamily	13.25%	0.08
22	Mezzanine	11/18/2021		12,600		12,476	Irving, TX	Multifamily	11.00%	6.92
23	Mezzanine	12/29/2021		7,760		7,682	Rogers, AR	Multifamily	11.00%	3.03
	Total			152,144		94,603			9.16%	6.48

	Preferred Equity
1	Preferred Equity	2/11/2020		5,056		5,255	Jackson, MS	Multifamily	12.50%	5.92
2	Preferred Equity	5/29/2020		10,000		10,000	Houston, TX	Multifamily	11.00%	8.34
3	Preferred Equity	9/29/2021		6,891		6,858	Holly Springs, NC	Life Science	10.00%	1.75
4	Preferred Equity	10/26/2021		9,750		9,656	Atlanta, GA	Multifamily	11.00%	2.85
5	Preferred Equity	11/8/2021		30,000		29,855	Danbury, CT	Life Science	10.00%	1.75
6	Preferred Equity	12/28/2021		5,000		5,000	Las Vegas, NV	Multifamily	10.50%	10.17
	Total			66,697		66,624			10.52%	3.84

	Common Stock
1	Common Stock	11/6/2020		N/A	(8)	58,460	N/A	Self-Storage	N/A	N/A

	Convertible Note
1	Convertible Note	12/28/2021		20,478		20,377	Jersey City, NJ	Multifamily	9.00%	1.99

	Real Estate
1	Real Estate	12/31/2021		N/A	(9)	30,093	Charlotte, NC	Multifamily	N/A	N/A

(1)

Our total portfolio represents the current principal amount of the consolidated SFR Loans, the mezzanine loans, preferred equity, convertible note, common stock investment and CMBS I/O Strips, as well as the net equity of our CMBS B-Piece investments.

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

(6)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(7)	The Company, through the Subsidiary OPs, purchased approximately $80.0 million and $35.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021 and September 29, 2021, respectively.
(8)	Common stock consists of NSP common stock.
(9)	Real Estate is a 204-unit multifamily property.

The following table details overall statistics for our portfolio as of December 31, 2021 (dollars in thousands):

	Total	Floating Rate	Fixed Rate	Common Stock	Real Estate
	Portfolio	Investments	Investments	Investment	Investment
Number of investments	74	9	63	1	1
Principal balance (1)	$1,656,245	$309,153	$1,347,092	N/A	N/A
Carrying value	$1,739,036	$309,323	$1,308,983	$58,460	$62,269
Weighted-average cash coupon	5.30%	6.94%	4.92%	N/A	N/A
Weighted-average all-in yield	4.84%	6.15%	4.53%	N/A	N/A

(1)	Cost is used in lieu of principal balance for CMBS I/O Strips.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, potential obligations to purchase up to $18.6 million of the Preferred Units and dividend requirements for the twelve-month period following December 31, 2021.

Our long-term liquidity requirements consist primarily of acquiring additional investments, scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings. Our leverage is matched in term and structure to provide stable contractual spreads which will protect us from fluctuations in market interest rates over the long-term. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, borrowing restrictions imposed by lenders, general market conditions for REITs and our operating performance and liquidity. We believe that our various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings, will provide sufficient funds for our operations, anticipated debt service payments, potential obligations to purchase Preferred Units and dividend requirements for the long-term.

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

Raymond James Bridge Facility

On July 30, 2020, we, through our subsidiaries, entered into an $86.0 million bridge facility (the “RJ Bridge Facility”) with Raymond James Bank, N.A. and drew $21.0 million on July 30, 2020 and $65.0 million on August 7, 2020. We used proceeds from the RJ Bridge Facility to finance the acquisitions of the FREMF 2020-KF81 and FREMF 2020-K113 securitization. The RJ Bridge Facility was repaid in full in August 2020.

On December 8, 2021, we, through our Subsidiary OPs, entered into the $20.0 million 2021 RJ Bridge Facility with Raymond James Bank, N.A. and immediately drew $20.0 million. We used the proceeds from the 2021 RJ Bridge Facility to finance the acquisition of the FREMF 2021-KI08 securitization. The 2021 RJ Bridge Facility was repaid in full in December 2021 and is no longer outstanding.

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 8 to our consolidated financial statements for additional information). As of December 31, 2021, the outstanding balance on the Credit Facility was $726.3 million.

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

Preferred Stock Offering

As discussed in Note 11 to our consolidated financial statements, on July 24, 2020, the Company issued 2,000,000 shares of our Series A Preferred Stock at a price to the public of $24.00 per share, for gross proceeds of $48.0 million before deducting underwriting discounts and commissions and other estimated offering expenses. The Series A Preferred Stock has a $25.00 per share liquidation preference.

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

As discussed in Note 9 to our consolidated financial statements, in connection with our recent CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $286.3 million under our repurchase agreements and posted approximately $2.1 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding recent borrowings under the master repurchase agreements:

	December 31, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	286,324	286,324	N/A	(5)	1.97%	0.03	2,101,790	499,975	531,367	8.0

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value on an unconsolidated basis.
(4)	On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho. Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.
(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

At-The-Market Offering

On March 31, 2021, the Company, the OP and the Manager separately entered into the Equity Distribution Agreements with the Sales Agents, pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the ATM Program. The Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. Effective as of December 16, 2021, the Company terminated each Equity Distribution Agreement. As of the termination date, pursuant to the Equity Distribution Agreements, the Company had sold 532,694 shares of its common stock and 0 shares of Series A Preferred Stock for total gross sales of $11.3 million. For additional information about the ATM Program, see Note 11 to our consolidated financial statements.

Company Notes Offering

On April 20, 2021, the Company issued $75.0 million in aggregate principal amount of its 5.75% Notes at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees.

On December 20, 2021, the Company issued an additional $60.0 million in aggregate principal amount of its 5.75% Notes at a price equal to 102.8% par value, including accrued interest, for proceeds of approximately $60.9 million after original issue discount and underwriting fees.

On January 25, 2022, the Company issued an additional $35.0 million in aggregate principal amount of its 5.75% Notes at a price equal to 100.9% par value, including accrued interest, for proceeds of approximately $35.1 million after original issue discount and underwriting fees.

Secondary Public Offering

On August 18, 2021, the Company the OP and the Manager entered into the Underwriting Agreement with Raymond James as representative of the several Underwriters, pursuant to which the Company agreed to sell 2,000,000 Firm Shares at a public offering price of $21.00 per share. The Company also granted the Underwriters a 30-day option to purchase up to an additional 300,000 Option Shares. The Firm Shares were issued on August 20, 2021. On September 8, 2021, the Underwriters partially exercised the option to purchase 59,700 Option Shares. The 59,700 Option Shares were issued on September 10, 2021. For additional information about this public offering, see Note 10 to our consolidated financial statements.

LIBOR Transition

Approximately 5.9% of our portfolio by unpaid principal balance as of December 31, 2021 pays interest at a variable rate that is tied to LIBOR, and it is anticipated that future investments we make may have variable interest rates tied to LIBOR. On March 5, 2021, the FCA announced that all of the LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining one-month, three-month, six-month and twelve-month US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee convened by the U.S. Federal Reserve Board and comprised of large U.S. financial institutions, has identified as a best-practice replacement the SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. Although there have been a few issuances utilizing SOFR, it is unknown whether SOFR or another alternative reference rate will attain market acceptance as a replacement for LIBOR. In connection with the foregoing, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As of December 31, 2021, the Company has not received any LIBOR transition notices under its loan agreements. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of December 31, 2021, our cash and cash equivalents were $26.5 million.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$49,298	$32,902
Net cash provided by (used in) investing activities	517,878	(68,261)
Net cash provided by (used in) financing activities	(567,415)	68,830
Net increase (decrease) in cash, cash equivalents and restricted cash	(239)	33,471
Cash, cash equivalents and restricted cash, beginning of period	33,471	—
Cash, cash equivalents and restricted cash, end of period	$33,232	$33,471

Cash flows from operating activities. During the year ended December 31, 2021, net cash provided by operating activities was $49.3 million compared to net cash provided by operating activities of $32.9 million for the year ended December 31, 2020. This increase was primarily due to the interest income generated by our investments and the change in unrealized loss on investments held at fair value.

Cash flows from investing activities. During the year ended December 31, 2021, net cash provided by investing activities was $517.9 million compared to net cash used in operating activities of $68.3 million for the year ended December 31, 2020. This increase was primarily driven by proceeds received from payments on mortgage loans held in VIEs.

Cash flows from financing activities. During the year ended December 31, 2021, net cash used in financing activities was $567.4 million compared to net cash provided by financing activities of $68.8 million for the year ended December 31, 2020. This increase was primarily driven by distributions to bondholders of VIEs.

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

Income Taxes

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the year ended December 31, 2021.

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

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress, and none are expected at this time.

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2021.

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

We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion, and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2021 to common stockholders of $0.4750 per share on November 3, 2021, which was paid on December 30, 2021 to common stockholders of record on December 15, 2021. On November 3, 2021, our Board declared the sixth preferred stock dividend of $0.53125 per share, which was paid on January 25, 2022 to preferred stockholders of record on January 14, 2022. In addition, a subsidiary of the OP ("REIT Sub") paid a distribution of $60.00 per preferred membership unit of the REIT Sub (“Preferred Membership Unit”) on December 30, 2021 to holders of records of the Preferred Membership Units on December 15, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

Except as otherwise disclosed in Note 15 to our consolidated financial statements, the Company is not aware of any contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies and estimates that involve significant estimation uncertainty that have or are reasonable likely to have a material impact on our financial condition or results of operations. A discussion of recent accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 to our consolidated financial statements.

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

Valuation of NSP, Inc.

As of December 31, 2021, the Company owns approximately 25.8% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company hires an independent third-party valuation firm to provide an updated fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques including the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the year ended December 31, 2021, the unrealized gain related to the change in fair value estimate is $13.8 million. See Notes 5 and 10 for additional disclosures regarding the valuation of NSP.

REIT Tax Election

We elected to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2021 and December 31, 2020. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Board presently consists of six members, four of whom are non-management directors. Each director serves a one-year term expiring at each annual meeting of stockholders and lasting until his respective successor is duly elected and qualified.

The following sets forth certain information with respect to our directors as of December 31, 2021:

Name	Age	Position(s)
James Dondero	59	President and Director
Brian Mitts	51	Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer and Director
Edward Constantino	75	Director
Scott Kavanaugh	60	Director
Dr. Arthur Laffer	81	Director
Catherine Wood	66	Director

James Dondero: Mr. Dondero has served as our President and as chairman of our Board since February 2020. Mr. Dondero has also served as the chairman of the board of directors and as a member of the board of directors of NXRT since May 2015. Additionally, Mr. Dondero served as a member of the board of directors of VineBrook from February 2019 August 2021. Mr. Dondero also currently serves as NXRT’s President. Mr. Dondero is also: founder and president of our Sponsor, an SEC-registered investment advisor; and chairman of NexBank. Mr. Dondero co-founded Highland in 1993 with Mark Okada and served as President from 2004 to 2020. Mr. Dondero has over 30 years of experience investing in credit and equity markets and has helped pioneer credit asset classes. Mr. Dondero has also served as the Chief Executive Officer of NHT, a publicly traded hospitality real estate investment trust listed on the TSXV, since December 2018. Mr. Dondero also served as director of JCAP, a self-storage lending real estate investment trust, from August 2016 to November 2020. Mr. Dondero currently serves on the boards of directors of Metro-Goldwyn-Mayer and SeaOne Holdings, LLC. He also serves as president of NexPoint Capital, Inc. (“NexPoint Capital”), NexPoint Real Estate Strategies Fund (“NRESF”), and NexPoint Diversified Real Estate Trust (“NXDT”), all of which are affiliates of our Manager. On October 16, 2019, Highland filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware. Mr. Dondero was selected to serve on our Board because of his prior service as a director and his experience as an executive officer.

Brian Mitts: Mr. Mitts has served as our Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer since February 2020. Mr. Mitts has served as a member of our Board since June 2019. Mr. Mitts also served as our President and Treasurer from June 2019 until February 2020. Mr. Mitts is also a member of the investment committee of our Manager. Mr. Mitts co-founded NexPoint Real Estate Advisors, L.P. (“NREA”), which is the parent of our Manager, as well as NXRT and other real estate businesses with Mr. McGraner and Mr. Dondero. Currently, Mr. Mitts leads our financial reporting and accounting teams and is integral in financing and capital allocation decisions. Prior to co-founding NREA and NXRT, Mr. Mitts was Chief Operations Officer of Highland Funds Asset Management, L.P., the external advisor of open-end and closed-end funds where he managed the operations of these funds and helped develop new products. Mr. Mitts was also a co-founder of our Sponsor. He has worked for NREA or its affiliates since 2007. Mr. Mitts has also served as a director of NXRT since September 2014 and as the Chief Financial Officer, Executive Vice President-Finance and Treasurer of NXRT since March 2015. In February 2019, Mr. Mitts was also appointed Secretary of NXRT. From September 2014 to March 2015, Mr. Mitts served as President and Treasurer of NXRT. Mr. Mitts has also served as the Chief Financial Officer, Executive VP-Finance, Treasurer and Corporate Secretary of NHT since December 2018. In addition, he has served as a director of VineBrook since July 2018, as Chief Financial Officer, Treasurer and Assistant Secretary of VineBrook since November 2018, and as Interim President since September 2021. From July 2018 to October 2018, Mr. Mitts served as President and Treasurer of VineBrook. Since November 2020, Mr. Mitts has also served as Chief Financial Officer, Secretary and Treasurer of NSP. Mr. Mitts was selected to serve on our Board because of his prior service as a director and his experience as an executive officer.

Edward Constantino: Mr. Constantino has served as a member of our Board since February 2020. Mr. Constantino has also served as a member of the board of directors of NXRT since March 2015, as a member of the board of directors of VineBrook since February 2019 and as a member of the board of directors of NXDT, a closed-end mutual fund, since March 2020. Mr. Constantino has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Andersen LLP and KPMG. Mr. Constantino retired from KPMG in late 2009, where he was an audit partner in charge of the firm’s real estate and asset management businesses. Mr. Constantino is, and since 2010 has been, a member of the board of directors of Patriot Bank N.A. (“Patriot”). Mr. Constantino has also served as a consultant for the law firm Skadden, Arps, Slate, Meagher & Flom LLP. He is a licensed CPA, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Public Accountants. He is currently a member of the Board of Trustees and part of the Finance and Investment Committee at St. Francis College in Brooklyn Heights, New York. He is also a Board member and Audit Committee Chair of ARC Trust, Inc. and ARC Trust III, Inc. Mr. Constantino was selected to serve on our Board because of his extensive accounting experience, particularly in the real estate field.

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

Arthur Laffer: Dr. Laffer has served as a member of the Board since February 2020. Dr. Laffer has also served as a member of the board of NXRT since May 2015 and as a member of the board of directors of VineBrook since December 2018. Dr. Laffer is the founder and chairman of Laffer Associates, an economic research and consulting firm and served as the chairman and director of Laffer Investments, a registered investment advisor, from 1999 to 2019. Dr. Laffer served as a director of GEE Group, Inc., a provider of specialized staffing solutions, from 2014 to 2020. Dr. Laffer also served as director of EVO Transportation and Energy Services, Inc. from 2018-2019. A former member of President Reagan’s Economic Policy Advisory Board during the 1980s, Dr. Laffer’s economic acumen and influence have earned him the distinction in many publications as The Father of Supply-Side Economics. He has served on several boards of directors of public and private companies, including staffing company MPS Group, Inc., which was sold to Adecco Group for $1.3 billion in 2009. Dr. Laffer has served as a director of VerifyMe, Inc. since 2019. Dr. Laffer was previously a consultant to Secretary of the Treasury William Simon, Secretary of Defense Donald Rumsfeld, and Secretary of the Treasury George Shultz. In the early 1970s, Dr. Laffer was the first to hold the title of Chief Economist at the Office of Management and Budget under Mr. Shultz. Additionally, Dr. Laffer was formerly the Distinguished University Professor at Pepperdine University and a member of the Pepperdine University board of directors. He also served as Charles B. Thornton Professor of Business Economics at the University of Southern California and as Associate Professor of Business Economics at the University of Chicago. Dr. Laffer was selected to serve on the Board because of his expertise in economics and his experience as a director of multiple companies.

Catherine Wood: Ms. Wood has served as a member of the Board since July 2020. In addition, she has served as a member of the board of directors of NXRT and the board of directors of VineBrook since July 2020. Ms. Wood is currently Chief Executive Officer, Chief Investment Officer, and a board member of ARK Investment Management LLC (“ARK”), an SEC-registered investment advisor, which she founded in January 2014. Ms. Wood is also currently Chief Executive Officer, Chief Investment Officer, and a board member of ARK ETF Trust. Prior to ARK, Ms. Wood spent 12 years at AllianceBernstein as Chief Investment Officer of Global Thematic Strategies. Ms. Wood joined Alliance from Tupelo Capital Management, a hedge fund she co-founded. Prior to her tenure at Tupelo Capital, Ms. Wood worked for 18 years at Jennison Associates LLC as Chief Economic Officer and several other positions. Ms. Wood started her career in Los Angeles at The Capital Group as an Assistant Economist. Ms. Wood received her Bachelor of Science, summa cum laude, in Finance and Economics from the University of Southern California. Ms. Wood was selected to serve on the Board because she brings a fresh perspective to the Board and a unique background that complements the current directors.

Executive Officers & Significant Employees

The following table sets forth information regarding our Manager’s management team as of December 31, 2021 who are our executive officers and significant employees:

Name	Age	Position(s)
Executive Officers
James Dondero	59	President and Director
Matthew Goetz	35	Senior VP-Investments and Asset Management
Brian Mitts	51	Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer and Director
Matt McGraner	38	Executive VP and Chief Investment Officer
Dennis Charles Sauter, Jr.	47	General Counsel

Significant Employees
Paul Richards	33	VP of Originations and Investments
David Willmore	36	VP of Finance

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

Based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC, we believe that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, except that Mr. Constantino had one late form 4 filing in which one transaction was reported late, Mr. Dondero had one late form 4 filing in which one transaction was reported late, Mr. Kavanaugh had one late form 4 filing in which one transaction was reported late, Dr. Laffer had one late form 4 filing in which one transaction was reported late, Mr. Mitts had one late form 4 filing in which one transaction was reported late, Ms. Wood had one late form 4 filing in which one transaction was reported late, Mr. McGraner had one late form 4 filing in which one transaction was reported late, and Mr. Goetz had one late form 4 filing in which one transaction was reported late.

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

Audit Committee

We have a separately designated standing audit committee. Our audit committee consists of Mr. Constantino, Mr. Kavanaugh, Dr. Laffer and Ms. Wood, with Mr. Constantino serving as chair of the committee. The Board has determined that each of Mr. Constantino, Mr. Kavanaugh and Dr. Laffer qualify as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and NYSE corporate governance listing standards. The Board has also determined that each of Mr. Constantino, Mr. Kavanaugh, Dr. Laffer and Ms. Wood is “financially literate” as that term is defined by the NYSE corporate governance listing standards and is independent as defined by NYSE rules and SEC requirements relating to the independence of audit committee members. Our Board has determined that Mr. Constantino’s simultaneous service on the audit committees of more than two other public companies would not impair his ability to effectively serve on our audit committee. Our Board also determined that Mr. Constantino’s service on the other companies’ audit committees did not hinder his ability to serve on our audit committee as he is currently retired and not serving in an executive officer capacity for another company.

Stockholder Nominations

During the fiscal year 2021, we did not make any material changes to the procedures by which stockholders may recommend nominees to our Board.

Item 11. Executive Compensation

Overview of Executive Compensation Program

We are externally managed by our Manager through the Management Agreement. Our Manager conducts substantially all of our operations and provides asset management services for our real estate investments. Because our Management Agreement provides that our Manager is responsible for managing our affairs, our named executive officers, who are employees of our Manager, have not received, nor do we expect they will in the future receive, any cash compensation from us for their services as our named executive officers. Similarly, we do not provide our named executive officers with pension benefits, perquisites or other personal benefits. Instead, we pay our Manager the fees described below under “Item 13. Certain Relationships and Related Party Transactions—Our Management Agreement.” For the year ended December 31, 2021, we paid approximately $2.3 million in fees to our Manager. Our compensation committee does not make determinations with respect to compensation paid by our Manager or its affiliates.

Executive Compensation in 2021

As described above, our named executive officers are employed by our Manager. As such, we did not provide any of our named executive officers with any cash compensation, pension benefits or nonqualified deferred compensation plans. We have reported the management fee that we pay to our Manager under “—Overview of Executive Compensation Program” above.

Summary Compensation Table

The following table sets forth the compensation paid to or accrued by those named executive officers during the fiscal year presented.

NAME AND PRINCIPAL POSITION	YEAR	STOCK AWARDS (1)		TOTAL
James Dondero President	2021 2020	$ $	1,228,500 850,500	$ $	1,228,500 850,500
Matt McGraner Chief Investment Officer and Executive VP	2021 2020	$ $	1,228,500 1,155,000	$ $	1,228,500 1,155,000
Matthew Goetz Senior VP-Investments and Asset Management	2021 2020	$ $	697,500 577,600	$ $	697,500 577,600

(1)

The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock units, calculated in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 11 to our consolidated financial statements for information regarding the assumptions made in determining these values.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

	STOCK AWARDS
	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS THAT HAVE NOT VESTED ($)(1)
James Dondero	116,030	(2)	$2,233,578
Matt McGraner	134,888	(3)	$2,596,594
Matthew Goetz	71,737	(4)	$1,380,937

(1)	Market value is based on the closing price of our common stock as of December 31, 2021 ($19.25), the last trading day of the year.

(2)

Consists of restricted stock units granted on June 24, 2020 and February 22, 2021. With respect to the restricted stock units granted on June 24, 2020, as of December 31, 2021, there were 52,673 restricted stock units not vested, which will vest one-third on May 8, 2022, one-third on May 8, 2023 and one-third on May 8, 2024. With respect to the restricted stock units granted on February 22, 2021, as of December 31, 2021, there were 63,357 restricted stock units not vested, which vested one-fourth on February 22, 2022, and will vest one-fourth on February 22, 2023, one-fourth on February 22, 2024 and one-fourth on February 22, 2025.

(3)	Consists of restricted stock units granted on June 24, 2020 and February 22, 2021. With respect to the restricted stock units granted on June 24, 2020, as of December 31, 2021, there were 71,531 restricted stock units not vested, which will vest one-third on May 8, 2022, one-third on May 8, 2023 and one-third on May 8, 2024. With respect to the restricted stock units granted on February 22, 2021, as of December 31, 2021, there were 63,357 restricted stock units not vested, which vested one-fourth on February 22, 2022, and will vest one-fourth on February 22, 2023, one-fourth on February 22, 2024 and one-fourth on February 22, 2025.

(4)	Consists of restricted stock units granted on June 24, 2020 and February 22, 2021. With respect to the restricted stock units granted on June 24, 2020, as of December 31, 2021, there were 35,765 restricted stock units not vested, which will vest one-third on May 8, 2022, one-third on May 8, 2023 and one-third on May 8, 2024. With respect to the restricted stock units granted on February 22, 2021, as of December 31, 2021, there were 26,979 restricted stock units not vested, which vested one-fourth on February 22, 2022, and will vest one-fourth on February 22, 2023, one-fourth on February 22, 2024 and one-fourth on February 22, 2025.

Pension Benefits

We do not provide any of our officers with pension benefits.

Nonqualified Deferred Compensation

We do not provide any of our officers with any nonqualified deferred compensation plans.

Potential Payments Upon Termination of Employment or Change in Control

In the event any officer’s employment with our Manager is terminated involuntarily by the Manager for reasons other than for cause, by the officer for good reason, or otherwise due to such officer’s death, disability or retirement, all outstanding restricted stock units granted that have not previously vested or been forfeited, will vest. If a change in control occurs and the award is not assumed or converted into a replacement award in a manner described in the award agreement, all outstanding awards held by our officers that have not previously vested or been forfeited, will vest. See “—Outstanding Equity Awards at Fiscal Year-End” above for the market value of outstanding equity awards as of December 31, 2021 that would have vested if any of the events described above occurred on December 31, 2021.

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

Director Compensation in 2021

Directors who are officers of the Company do not receive compensation for their service as directors.

We provide the following compensation for non-management directors:

•	each non-management director receives an annual director’s fee payable in cash equal to $20,000 and an annual grant of restricted stock units;

•	the chair of the audit committee receives an additional annual fee payable in cash equal to $15,000;

•	the chair of the compensation committee receives an additional annual fee payable in cash equal to $7,500;

•	the chair of the nominating and corporate governance committee receives an additional annual fee payable in cash equal to $7,500; and

•	the lead independent director receives an additional annual fee payable in cash equal to $10,000.

We also reimburse directors for all expenses incurred in attending Board and committee meetings.

Director Compensation Table

The following table provides information regarding the compensation of our non-management directors for the year ended December 31, 2021.

NAME	FEES EARNED OR PAID IN CASH	STOCK AWARDS (1)	TOTAL
Edward Constantino	$35,000	$57,355	$92,355
Scott Kavanaugh	$37,500	$57,355	$94,855
Arthur Laffer	$27,500	$57,355	$84,855
Catherine Wood	$20,000	$57,355	$77,355

(1)

These restricted stock units were granted on February 22, 2021 and vested on February 22, 2022, the first anniversary of the grant date. The grant date fair value of the award was equal to the closing price of the Company’s stock on the date of grant as calculated in accordance with ASC Topic 718. Pursuant to the rules of the SEC, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 11 to our consolidated financial statements for information regarding the assumptions made in determining these values. As of December 31, 2021, our non-management directors each held 7,871 restricted stock units, except for Ms. Wood who held 2,958.

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

Security Ownership of Certain Beneficial Owners and Management

The tables below set forth the beneficial ownership information of our common stock and Series A Preferred Stock as of February 28, 2022 for:

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

Beneficial ownership and percentage of beneficial ownership is based on 14,393,817 shares of our common stock and 1,645,000 shares of our Series A Preferred Stock outstanding on February 28, 2022. Shares of common stock that a person has the right to acquire within 60 days of February 28, 2022 upon the vesting of restricted stock units are deemed to be outstanding and beneficially owned by the person for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

	COMMON STOCK		SERIES A PREFERRED STOCK
NAME	BENEFICIALLY OWNED	PERCENT OF CLASS	BENEFICIALLY OWNED	PERCENT OF CLASS
5% Stockholders:
James Dondero (1)	6,662,021	46.3%	8,500	*
Named Executive Officers and Directors
James Dondero (1)	6,662,021	46.3%	8,500	*
Matt McGraner (2)	59,479	*	—	—
Matthew Goetz (3)	53,923	*	—	—
Scott Kavanaugh	7,871	*	—	—
Edward Constantino	23,621	*	—	—
Arthur Laffer	47,571	*	—	—
Catherine Wood	9,190	*	—	—
Brian Mitts (4)	42,930	*	—	—
All Directors and Executive Officers as a group (9 persons) (5)	6,907,585	48.0%	8,500	*

*	Indicates ownership of less than 1%.

(1)

James D. Dondero, our Sponsor, Highland Capital Management Fund Advisors, L.P. (“HCMFA”), and Nancy Marie Dondero have sole voting power, shared voting power, sole dispositive power and shared dispositive power with respect to the shares of our common stock as follows:

Name of Reporting Person	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power
James D. Dondero	33,397	6,628,624	33,397	6,628,624
NexPoint Advisors, L.P.	0	763,485	0	763,485
Highland Capital Management Fund Advisors, L.P.	0	5,694,670	0	5,694,670
Highland Income Fund	0	4,372,285	0	4,372,285
Nancy Marie Dondero	167,071	0	167,071	0

The shares of common stock held by Mr. Dondero are held indirectly through our Sponsor and HCMFA, a proprietary account and a trust. Also included are shares that Mr. Dondero has the right to acquire beneficial ownership of that are held by the trust described above for which he does not serve as trustee. The shares held by our Sponsor and HCMFA are held indirectly through advised accounts, including Highland Income Fund ("HFRO"). Mr. Dondero is the sole member of the general partner of our Sponsor and may be deemed to be an indirect beneficial owner of shares held by our Sponsor. Mr. Dondero is also the sole stockholder and director of the general partner of HCMFA and may be deemed to be an indirect beneficial owner of shares held by HCMFA. Mr. Dondero disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The shares held by Ms. Dondero are held by the trust described above for which she is the trustee and through direct ownership in a shared account. Ms. Dondero is the sister of Mr. Dondero and disclaims beneficial ownership of such shares. The shares of Series A Preferred Stock are held by the trust described above.

(2)

Mr. McGraner has sole voting and dispositive power with respect to 57,679 shares of our common stock and shared voting and dispositive power with respect to 1,800 shares of our common stock held by a limited liability company in which Mr. McGraner owns an indirect minority interest. Mr. McGraner disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. McGraner pledged 26,315 shares of our common stock as collateral in connection with a personal loan from NexBank.

(3)

Mr. Goetz has sole voting and dispositive power with respect to 53,923 shares of our common stock. Mr. Goetz pledged 36,552 shares of our common stock as collateral in connection with a personal loan from NexBank.

(4)	Mr. Mitts has sole voting and dispositive power with respect to 36,558 shares of our common stock, 6,732 of which are by a 401(k) plan. Mr. Mitts pledged 26,000 shares of our common stock as collateral in connection with a margin loan from JP Morgan.

(5)

In computing the aggregate number of shares beneficially owned and the aggregate percentage ownership by all directors and executive officers as a group, 1,800 shares which may be deemed to be beneficially owned by Mr. Dondero and Mr. McGraner, in each case have not been counted more than once.

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

Under the Management Agreement, as amended, “Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the closing of the IPO, plus (2) the net proceeds received by us from all issuances of our equity securities in and after the IPO, plus (3) our cumulative Earnings Available for Distribution (EAD) (as defined below) from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to holders of our common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that we have paid to repurchase for cash shares of our equity securities from and after the IPO to the end of the most recently completed calendar quarter. In our calculation of Equity, we will adjust our calculation of EAD to remove the compensation expense relating to awards granted under one or more of our long-term incentive plans that is added back in our calculation of EAD. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to us in the Formation Transaction.

“EAD” means the net income (loss) attributable to our common stockholders computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain GAAP adjustments and transactions that may not be indicative of our current operations, in each case after discussions between the Manager and the independent directors and approved by a majority of the independent directors of our Board.

Incentive compensation may be payable to our executive officers and certain other employees of our Manager or its affiliates pursuant to a long-term incentive plan adopted by us and approved by our stockholders. As discussed above, compensation expense is not considered when determining EAD, in that we add back compensation expense to net income in the calculation of EAD. However, compensation expense is considered when determining Equity, in that we will adjust our calculation of EAD to remove the compensation expense that is added back in our calculation of EAD.

For the fiscal year ended December 31, 2021, the Company incurred an Annual Fee of $2.3 million, paid entirely in cash.

Reimbursement of Expenses

We are required to pay directly or reimburse our Manager for all of the documented “operating expenses” (all out-of-pocket expenses of our Manager in performing services for us, including but not limited to the expenses incurred by our Manager in connection with any provision by our Manager of legal, accounting, financial and due diligence services performed by our Manager that outside professionals or outside consultants would otherwise perform, compensation expenses under any long-term incentive plan adopted by us and approved by our stockholders and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager required for our operations) and Offering Expenses (any and all expenses (other than underwriters’ discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses) paid or incurred by our Manager or its affiliates in connection with the services it provides to us pursuant to the Management Agreement. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, except that we pay 50% of the salary of our VP of Finance and we may grant equity awards to our officers under a long-term incentive plan adopted by us and approved by our stockholders. Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under our long-term incentive plan, together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the fiscal year ended December 31, 2021, the Company did not reimburse the Manager for any expenses.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the fiscal year ended December 31, 2021, operating expenses did not exceed the Expense Cap.

Term of the Management Agreement

The Management Agreement has an initial term of three years, and is automatically renewed thereafter for a one-year term unless earlier terminated. We have the right to terminate the Management Agreement on 30 days’ written notice for cause (as defined in the Management Agreement). We may terminate the Manager for cause upon the occurrence of any one of the following: (i) the Manager or any of its agents or assignees is convicted of a felony or material violation of securities laws that has a material adverse effect on our business or the ability of the Manager to perform it duties under the terms of the Management Agreement; (ii) an order for relief in an involuntary bankruptcy case relating to the Manager or the Manager authorizing or filing a voluntary bankruptcy petition; (iii) the dissolution of the Manager; (iv) the Manager’s fraud, misappropriation of funds or embezzlement against us; (v) the Manager’s bad faith, willful misconduct, gross negligence or reckless disregard in the performance of its duties under the Management Agreement or (vi) the Manager’s material breach of any material provision of the Management Agreement that continues for a period of 30 days after written notice thereof, unless the Manager has taken certain actions to cure such material breach within 30 days of the written notice. The Management Agreement can be terminated by us or our Manager without cause with 180 days’ written notice to the other party. Our Manager may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days. In addition, the Management Agreement shall terminate in the event of an assignment (as defined in Section 202(a)(1) of the Investment Advisers Act of 1940) of the Management Agreement. A termination fee will be payable to our Manager by us upon termination of the Management Agreement for any reason, including non-renewal, other than a termination by us for cause. The termination fee will be equal to three times the average Annual Fee earned by our Manager during the two-year period immediately preceding the most recently completed calendar quarter prior to the effective termination date; provided, however, if the Management Agreement is terminated prior to the two-year anniversary of the date of the Management Agreement, the management fee earned during such period will be annualized for purposes of calculating the average annual management fee.

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

In addition, holders of registrable securities may make a written request for registration under the Securities Act of all or part of their registrable securities, or a demand registration. However, we will not be obligated to effect more than one such registration in any 12-month period and not more than two such registrations during the term of the Management Agreement. If the Management Agreement is extended, the holders will be entitled to one additional demand registration per year that the Management Agreement is extended. Holders making such written request must propose the sale of at least 100,000 shares of registrable securities (as adjusted for stock splits or recapitalizations) or such lesser number of registrable securities if such lesser number is all of the registrable securities owned by the holders. Any such request must specify the number of shares of registrable securities proposed to be sold and will also specify the intended method of disposition. Within 10 days after receipt of such request, we will give written notice of such registration request to all other holders of registrable securities and include in such registration all such registrable securities with respect to which we have received written requests for inclusion therein within 10 business days after the receipt by the applicable holder of our notice.

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

Share Repurchase Program

On March 9, 2020, the Board authorized the Share Repurchase Program through which the Company may repurchase up to $10.0 million in shares of its common stock during a two-year period that is set to expire on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit.  The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value per share. Repurchases under this program may be discontinued at any time.  As of December 31, 2021, the Company had repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987. The 286,987 shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period.

The audit committee has approved and ratified, subject to the prior authorization of our Board, repurchases from related party affiliates of the Company through the Share Repurchase Program, including accounts advised by affiliates of our Sponsor. As of December 31, 2021, the Company has not repurchased shares of common stock or Series A Preferred Stock under the Share Repurchase Program from its officers, directors, Manager or Sponsor, or affiliates of any of the foregoing.

Equity Commitment Letter

On August 3, 2020, REIT Sub entered into an equity commitment letter (the “Equity Commitment Letter”) in connection with a proposed transaction (the “Proposed Transaction”) involving affiliates of the Manager. Pursuant to the Equity Commitment Letter, REIT Sub has committed to provide an aggregate equity contribution of approximately $227.0 million (the “Equity Commitment”) to finance the Proposed Transaction, subject to certain reductions for any additional equity or debt financing. The Company is neither a party to the Equity Commitment Letter nor guaranteeing the obligations of REIT Sub under the Equity Commitment Letter. The Proposed Transaction closed on November 6, 2020 and, accordingly, the Equity Commitment Letter, and REIT Sub’s obligation to fund $227.0 million, was terminated pursuant to its terms.

SubOP Units Issuance

On July 31, 2020, the Board deemed approved an issuance and sale of 523,388 SubOP Units of OP IV to GAF, 11,340 common partnership units to NRESF, 45,796 common partnership units to NXDT and 45,796 common partnership units to HFRO, at a price per common partnership unit equal to $18.33.

Preferred Stock Offering

On July 24, 2020, we issued 2,000,000 shares of our Series A Preferred Stock at a price to the public of $24.00 per share, for gross proceeds of $48.0 million before deducting underwriting discounts and commissions and other estimated offering expenses. The Series A Preferred Stock has a $25.00 per share liquidation preference.

In connection with the Series A Preferred Stock offering, one of the Subsidiary OPs purchased 455,000 shares of the Series A Preferred Stock at the public offering price of $24.00 per share. On August 4, 2020, prior to settlement of the purchase, the underwriter sold 100,000 shares of the Series A Preferred Stock at a price of $23.50 per share to an unaffiliated third-party investor as part of the primary offering. The Company reimbursed the underwriter for the differential between the $24.00 per share issue price and the $23.50 per share price paid by the third-party investor. We used the net proceeds of the Series A Preferred Stock offering to make investments in a CMBS B-Piece and CMBS I/O Strips.

Jernigan Capital Acquisition

On November 6, 2020, a subsidiary of the Company and affiliates of our Manager completed a merger with JCAP, taking the entity private, and converting the Company's preferred stock investment into common shares of NSP, the surviving entity. See Note 5 to our consolidated financial statements.

Reserved Shares

In connection with the Series A Preferred Stock offering, the underwriters at our request reserved for sale to our Sponsor and its affiliates, at the public offering price of $24.00, up to 200,000 shares of Series A Preferred Stock for which no underwriting discounts or commissions would be applied. Excluding the Subsidiary OP purchase discussed above, the Sponsor and its affiliates have not purchased shares of the Series A Preferred Stock under this reservation in the fiscal year ended December 31, 2021.

Notes Offering

On April 20, 2021, the Company issued $75.0 million aggregate amount of its 5.75% Notes at a price equal to 99.5% par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Notes. The Company used the net proceeds of the notes offering to acquire a CMBS B-Piece.

OP Unit and SubOP Unit Redemptions

At the 2021 annual meeting of the Company, the Company’s stockholders approved the potential issuance of 13,758,905.9 shares of the Company’s common stock to related parties in connection with the redemption of their OP Units or SubOP Units i that may be redeemed for OP Units. On September 8, 2021, the Company redeemed approximately 1,479,132 OP Units for cash and issued 1,479,132 shares of common stock to the redeeming unitholders for the same cash amount.

On January 7, 2022, the OP redeemed 8,496,144.16 SubOP Units for cash and issued 3,721,571.74 Class B OP Units and 4,774,572.42 Class C OP Units to the redeeming unitholders for the same cash amount. Following the issuance of OP Units, on January 7, 2022, the Company redeemed 4,774,572.42 Class C OP Units for cash and issued 4,774,570 shares of common stock to the redeeming unitholders for the same cash amount. An aggregate of approximately $178.8 million was paid by the redeeming unitholders in connection with the issuance of the OP Units and an aggregate of approximately $100.5 million was paid by the redeeming unitholders in connection with the issuance of the shares. No selling commissions or fees were paid in connection with the issuances. Additionally, on February 14, 2022, the Company redeemed 395,003.86 Class C OP Units and issued 395,003 shares of common stock to the redeeming unitholder for the same cash amount.

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

The Related Parties have invested and may continue to invest in investments that would also be appropriate for us. Such investments may be different from those made on our behalf. Neither our Manager nor any Related Party has any duty, in making or maintaining such investments, to act in a way that is favorable to us or to offer any such opportunity to us, subject to our Manager’s allocation policy set forth below. The investment policies, fee arrangements and other circumstances applicable to such other parties may vary from those applicable to us. Our Manager and/or any Related Party may also provide advisory or other services for a customary fee with respect to investments made or held by us, and neither our stockholders nor we have any right to such fees. Our Manager and/or any Related Party may also have ongoing relationships with, render services to or engage in transactions with other clients, including HFRO, NXDT, NRESF, NexPoint Capital and Highland Global Allocation Fund (“GAF”) as well as VineBrook, NXRT, NSP and NHT and other REITs, who make investments of a similar nature to ours, and with companies whose securities or properties are acquired by us. In connection with the foregoing activities our Manager and/or any Related Party may from time to time come into possession of material nonpublic information that limits the ability of our Manager to affect a transaction for us, and our investments may be constrained as a consequence of our Manager’s inability to use such information for advisory purposes or otherwise to effect transactions that otherwise may have been initiated on our behalf. In addition, officers or affiliates of our Manager and/or Related Parties may possess information relating to our investments that is not known to the individuals at our Manager responsible for monitoring our investments and performing the other obligations under the Management Agreement.

The Related Parties currently provide services to HFRO, NXDT, NRESF, NexPoint Capital, GAF, VineBrook, NXRT, NSP and NHT and may in the future provide services to other REITs or funds that compete with us for similar investments.

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

Allocation Policy

If a potential investment is appropriate for either us or another entity managed by our Manager or its affiliates, such as HFRO, which as of December 31, 2021 has approximately $1.1 billion of assets under management, NXDT, which as of December 31, 2021 has approximately $983.2 million of assets under management, NRESF, which as of December 31, 2021 has approximately $24.3 million of assets under management, NexPoint Capital, which as of December 31, 2021 has approximately $64.6 million of assets under management, GAF, which as of December 31, 2021 has approximately $295.6 million of assets under management, VineBrook, which as of December 31, 2021 has an enterprise value of approximately $2.3 billion, NXRT, which as of December 31, 2021 has an enterprise value of approximately $3.6 billion, and NHT, which as of December 31, 2021 has an enterprise value of approximately $346.5 million, our Manager and its affiliates, including their respective personnel, have an allocation policy that provides that opportunities will be allocated among those accounts for which participation in their respective opportunity is considered most appropriate, taking into account the following objective factors.

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

Cross Transactions and Principal Transactions

As further described below, our Manager may affect client cross-transactions where our Manager causes a transaction to be effected between us and another client advised by our Manager or any of its affiliates. Our Manager may engage in a client cross-transaction involving us any time that our Manager believes such transaction to be fair to us and the other client of our Manager or its affiliates in accordance with our Manager’s internal written cross-transaction policies and procedures.

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

Item 14. Principal Accountant Fees and Services

KPMG served as the Company’s independent registered public accounting firm for 2021. The following table presents fees for audit services rendered by KPMG for the audit of the Company’s annual financial statements for 2021 and 2020, and fees billed for other services rendered by KPMG.

	DECEMBER 31, 2021	DECEMBER 31, 2020
Audit Fees (1)	$672,000	$606,000
Audit-Related Fees	—	—
Tax Fees	135,575	—
All Other Fees	—	—
Total	$807,575	$606,000

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

The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our principal independent accountants. All audit and non-audit services for 2021 were pre-approved by the audit committee.

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

3.3

Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., designating additional shares of the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on March 31, 2021, File No. 001-39210)

3.3	Amended and Restated Bylaws of NexPoint Real Estate Finance, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on May 4, 2021)

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed by the Company on February 25, 2021, file No. 001-39210)

4.2

Indenture, dated April 13, 2021, between NexPoint Real Estate Finance, Inc. and UMB Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 13, 2021, file No. 001-39210)

4.3

First Supplemental Indenture, dated April 20, 2021, between NexPoint Real Estate Finance, Inc. and UMB Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 20, 2021, file No. 001-39210)

10.1

Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on September 9, 2021)

10.2†

Management Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.3†

First Amendment to Management Agreement, dated July 17, 2020, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on July 20, 2020, File No.001-39210)

10.4†

Second Amendment to Management Agreement, dated November 3, 2021, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed by the Company on September 30, 2021)

10.5

Loan and Security Agreement, dated as of July 12, 2019, by and among NexPoint WLIF I Borrower, LLC, NexPoint WLIF II Borrower, LLC, and NexPoint WLIF III Borrower, LLC, as Borrower, and Federal Home Loan Mortgage Corporation, as Lender, together with the letter agreements of the Lender dated February 6, 2020 and June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021)

10.6†	NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.7†	Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020)

10.8†	Form of Restricted Stock Units Agreement (Officers) (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed by the Company on February 25, 2021, file No. 001-39210)

10.9†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-11, filed by the Company on January 27, 2020)

10.10

Registration Rights Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.11

Buffalo Pointe Contribution Agreement, dated May 29, 2020, by and among the Company, the OP and the Buffalo Pointe Contributors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on May 29, 2020)

10.12

Amended and Restated Limited Liability Company Agreement of NexPoint Buffalo Pointe Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Management contract, compensatory plan or arrangement

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.
/s/ Jim Dondero
February 28, 2022	Jim Dondero
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Director	February 28, 2022
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	February 28, 2022
Brian Mitts	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edward Constantino	Director	February 28, 2022
Edward Constantino

/s/ Dr. Arthur Laffer	Director	February 28, 2022
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	February 28, 2022
Scott Kavanaugh
February 28, 2022
/s/ Catherine Wood	Director
Catherine Wood

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NexPoint Real Estate Finance, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Real Estate Finance, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Dallas, Texas
February 28, 2022

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$26,459	$30,241
Restricted cash	6,773	3,230
Real estate investment, net (Note 8)	62,269	—
Loans, held-for-investment, net	241,517	127,777
Common stock investment, at fair value	58,460	44,626
Mortgage loans, held-for-investment, net	847,364	918,114
Accrued interest and dividends	8,319	5,078
Mortgage loans held in variable interest entities, at fair value	7,192,547	5,007,515
CMBS structured pass through certificates, at fair value (Note 6)	69,816	38,984
Accounts receivable and other assets	393	745
TOTAL ASSETS	$8,513,917	$6,176,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$786,226	$840,453
Master repurchase agreements	286,324	161,465
Unsecured notes, net	168,325	34,960
Mortgages payable, net	32,176	—
Accounts payable and other accrued liabilities	3,903	1,779
Accrued interest payable	3,985	2,311
Bonds payable held in variable interest entities, at fair value	6,726,272	4,731,429
Total Liabilities	8,007,211	5,772,397

Redeemable noncontrolling interests in the OP	261,423	275,670

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	7,175	—
Noncontrolling interest in subsidiary	95	—
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 9,450,921 and 5,350,000 shares issued and 9,163,934 and 5,022,578 shares outstanding, respectively	92	50
Additional paid-in capital	222,300	138,043
Retained earnings	28,367	3,485
Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 327,422 shares, respectively	(4,195)	(4,784)
Total Stockholders' Equity	245,283	128,243
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,513,917	$6,176,310

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020
Net interest income
Interest income	$55,827	$38,978
Interest expense	(29,772)	(21,312)
Total net interest income	$26,055	$17,666
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	57,618	19,932
Change in unrealized gain (loss) on CMBS structured pass through certificates	(483)	(49)
Change in unrealized gain on common stock investment	13,834	—
Loan loss benefit (provision)	(189)	(320)
Dividend income, net	—	6,309
Realized losses	(257)	(493)
Other income	780	373
Income from consolidated real estate owned (Note 8)	(40)	—
Total other income (loss)	$71,263	$25,752
Operating expenses
General and administrative expenses	6,371	3,382
Loan servicing fees	5,179	4,314
Management fees	2,296	1,552
Total operating expenses	$13,846	$9,248
Net income	83,472	34,170
Net (income) attributable to preferred shareholders	(3,508)	(1,748)
Net (income) attributable to redeemable noncontrolling interests	(40,387)	(21,323)
Net income attributable to common stockholders	$39,577	$11,099

Weighted-average common shares outstanding - basic	6,601	5,206
Weighted-average common shares outstanding - diluted	20,366	18,648

Earnings per share - basic	$6.00	$2.13
Earnings per share - diluted	$3.93	$1.74

Dividends declared per common share	$1.9000	$1.4198

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock through public offering, net	—	—	5,350,000	54	91,434	—	—	—	—	—	91,488
Issuance of preferred stock through public offering, net	2,000,000	20	—	—	46,061	—	—	—	—	—	46,081
Vesting of stock-based compensation	—	—	—	—	548	—	—	—	—	—	548
Repurchase of common stock	—	—	(327,422)	(4)	—	—	(4,784)	—	—		(4,788)
Repurchase of preferred stock	(355,000)	(4)	—	—	—	—	—	(8,567)	—	—	(8,571)
Net income attributable to preferred stockholders	—	—	—	—	—	1,748	—	—	—	—	1,748
Net income attributable to common stockholders	—	—	—	—	—	11,099	—	—	—	—	11,099
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(1,748)	—	—	—	—	(1,748)
Common stock dividends declared ($1.4198 per share)	—	—	—	—	—	(7,614)	—	—	—	—	(7,614)
Balances, December 31, 2020	1,645,000	$16	5,022,578	$50	$138,043	$3,485	$(4,784)	$(8,567)	$—	$—	$128,243
Vesting of stock-based compensation	—	—	69,830	1	1,699	—	—	—	—	—	1,700
Cancellation of common stock held in treasury	—	—	—	—	(589)	—	589	—	—	—	—
Issuance of common shares through at-the-market offering, net	—	—	532,694	5	10,296	—	—	—	—	—	10,301
Issuance of common shares through public offering, net	—	—	2,059,700	21	40,473	—	—	—	—	—	40,494
Issuance of subsidiary preferred membership units through private offering, net	—	—	—	—	—	—	—	—	—	95	95
Conversion of redeemable noncontrolling interests in the OP	—	—	1,479,132	15	32,378	—	—	—	—	—	32,393
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	7,175	—	7,175
Net income attributable to preferred stockholders	—	—	—	—	—	3,508	—	—	—	—	3,508
Net income attributable to common stockholders	—	—	—	—	—	39,577	—	—	—	—	39,577
Preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,508)	—	—	—	—	(3,508)
Common stock dividends declared ($1.9000 per share)	—	—	—	—	—	(14,695)	—	—	—	—	(14,695)
Balances, December 31, 2021	1,645,000	$16	9,163,934	$92	$222,300	$28,367	$(4,195)	$(8,567)	$7,175	$95	$245,283

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$83,472	$34,170
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	15,769	8,280
Accretion of discounts	(9,196)	(3,160)
Loan loss (benefit) provision	189	320
Net change in unrealized (gain) loss on investments held at fair value	(43,503)	(3,981)
Net realized losses	257	493
Vesting of stock-based compensation	2,023	548
Payment in kind income	(91)	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(3,241)	(6,001)
Accounts receivable and other assets	352	(745)
Accrued interest payable	1,674	2,311
Accounts payable, accrued expenses and other liabilities	1,593	667
Net cash provided by operating activities	49,298	32,902

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	841,953	208,507
Proceeds from payments received on mortgage loans held for investment	62,991	22,449
Proceeds from payments received on bridge loan	32,759	—
Originations of bridge loan	(32,595)	—
Originations of loans, held-for-investment, net	(117,727)	(108,610)
Purchases of common stock investment	—	(87)
Purchases of CMBS structured pass through certificates, at fair value	(39,061)	(40,200)
Sales of CMBS structured pass through certificates, at fair value	3,921	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	(204,574)	(150,320)
Acquisitions of real estate investments	(29,789)	—
Net cash provided by (used in) investing activities	517,878	(68,261)

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(54,227)	(8,225)
Distributions to bondholders of variable interest entities	(781,210)	(192,908)
Borrowings under master repurchase agreements	153,844	163,473
Principal repayments on borrowings under master repurchase agreements	(28,985)	(2,008)
Proceeds received on borrowings under secured financing agreements	—	59,914
Proceeds received from unsecured notes offering, net	132,813	34,904
Deferred financing costs paid	(304)	—
Borrowings under bridge facility	20,000	86,000
Bridge facility payments	(20,000)	(181,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	50,795	91,488
Proceeds from the issuance of preferred stock through public offering, net of offering costs	—	46,081
Proceeds from the issuance of subsidiary preferred membership units through private offering, net of offering costs	95	—
Proceeds from the issuance of common stock	32,393	—
Redemption of redeemable noncontrolling interests in the OP	(32,393)	—
Repurchase of preferred stock	—	(8,571)
Repurchase of common stock	—	(4,788)
Payments for taxes related to net share settlement of stock-based compensation	(323)	—
Dividends paid to common stockholders	(14,164)	(7,376)
Dividends paid to preferred stockholders	(3,508)	(874)
Distributions to redeemable noncontrolling interests in the OP	(22,241)	(19,063)
Contributions from noncontrolling interests	—	11,783
Net cash provided by (used in) financing activities	(567,415)	68,830

Net increase (decrease) in cash, cash equivalents and restricted cash	(239)	33,471
Cash, cash equivalents and restricted cash, beginning of period	33,471	—
Cash, cash equivalents and restricted cash, end of period	$33,232	$33,471

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$27,546	$23,221
Supplemental Disclosure of Noncash Investing and Financing Activities
Contributions from noncontrolling interests, including consolidation of the associated mortgage loans held in variable interest entities	—	2,797,735
Other assets acquired from contributions from noncontrolling interests	—	3,616
Assumed debt on contributions from noncontrolling interests, including consolidation of the associated bonds payable held in variable interest entities	—	(2,539,724)
Consolidation of mortgage loans and bonds payable held in variable interest entities	2,946,224	3,179,620
Preferred stock investment conversion to common stock investment (Note 5)	—	41,881
Stock dividends receivable conversion to common stock investment (Note 5)	—	2,658
Consolidation of noncontrolling interest in CMBS variable interest entities	7,175	—
Increase in dividends payable upon vesting of restricted stock units	531	238
Stock dividends received	—	1,881
Other assets acquired from acquisitions	14	—
Liabilities assumed from acquisitions	47	—
Assumed debt on acquisitions	32,480	—
Increase in dividends payable to preferred stockholders	—	874

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2021, the Company holds approximately 80.63% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owns approximately 27.78% of the common limited partnership units (“SubOP Units”) of two of its subsidiary partnerships and 100% of the SubOP Units of one of its subsidiary partnerships (collectively, the "Subsidiary OPs") (see Note 13). The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP.

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

The Company is externally managed by NexPoint Real Estate Advisors VII, L.P. (the “Manager”) through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, for a three-year initial term set to expire on February 6, 2023 (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.

The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. The Company intends to achieve this objective primarily by originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily CMBS securitizations. The Company concentrates on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas. In addition, the Company targets lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Through active portfolio management the Company seeks to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2021.

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

As a result of the COVID-19 pandemic, the Company has received and may continue to receive forbearance requests and may experience difficulty making new investments or redeploying proceeds from repayments of our existing investments, meeting financial covenants in the Company's debt obligations or accessing debt and equity capital on attractive terms, or at all. In addition, reduced economic activity may cause certain borrowers underlying the Company's real estate related assets and senior loans to become delinquent or default on their loans, or seek to defer payment on, or refinance, their loans. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. From inception through  December 31, 2021, there have been four forbearance requests approved in the Company's CMBS B-Piece portfolio, representing 0.8% of the Company's consolidated unpaid principal balance outstanding. Additionally, there were nine forbearance requests approved in the Company's SFR loan book. However, as of December 31, 2021, these loans were no longer in forbearance. Despite these forbearance requests, the master servicers continued to make payments to the Company for the portion of our CMBS B-Piece and SFR Loans that requested forbearance, and were approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), during the entire forbearance period. These agreed upon forbearance requests include both principal and interest payments for three months, with an option to the borrower to extend an additional three months, and require the borrower to repay Freddie Mac within twelve months of the end of the forbearance period.

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2021, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs, and the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP. In addition, all of the Company’s debt is an obligation of the Subsidiary OPs.

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

CMBS Trusts

The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impact the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the eight CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche of seven of the securities and 90% of the most subordinate tranche of one of the securities issued by the trusts. The subordinate tranche includes the controlling class, and has the ability to remove and replace the special servicer. The portion of the controlling class not owned by the Company is classified as noncontrolling interest in CMBS variable interest entities.

On the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, the Company consolidated each of their Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

Investment in subsidiaries

The Company conducts its operations through the OP, which directly or through a subsidiary acts as the general partner of the Subsidiary OPs which own investments through limited liability companies that are SPEs and which is the sole member of the Mezz LLC, which owns investments directly. The OP has three classes of OP Units: Class A, Class B and Class C. Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units and Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. The Company is the majority limited partner of the OP in terms of economic interests, holding approximately 80.63% of the OP Units in the OP as of  December 31, 2021 which represent 100% of the Class A OP Units, and the general partner of the OP must generally receive approval of the Board to take any actions. As such, the Company consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities.

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

Acquisition Accounting

The Company accounts for the assets acquired in the Formation Transaction as asset acquisitions pursuant to ASC 805-50 rather than as business combinations. Substantially all of the fair value of the assets acquired are concentrated in a group of similar identifiable assets, i.e., the SFR Loans represent one acquisition of similar identifiable assets, and the acquisition of the CMBS B-Pieces represents an additional acquisition of similar identifiable assets. Additionally, there were no corresponding in-place workforce, servicing platforms or any other item that could be considered an input or process associated with these assets. As such, the SFR Loans and the CMBS B-Pieces do not constitute businesses as defined by ASC 805-10-55. As the investments in the Initial Portfolio were contributed to the Subsidiary OPs in a non-cash transaction, cost is based on the fair value of the assets at the time of contribution.

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

Purchase Price Allocation

The Company considers the acquisition of real estate investments as asset acquisitions. Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations. Acquisition costs are capitalized in accordance with FASB ASC 805.

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 10), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	30 years
Improvements	15 years
Furniture, fixtures, and equipment	3 years
Intangible lease assets	6 months

Post-acquisition, construction in progress includes the cost of renovation projects being performed at the various properties. Once a project is complete, the historical cost of the renovation is placed into service in one of the categories above depending on the type of renovation project and is depreciated over the estimated useful lives as described in the table above.

Secured Financing and Master Repurchase Agreements

The Company's borrowings under secured financing agreements and master repurchase agreements are treated as collateralized financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs, if any.

Income Recognition

Interest Income - Loans held-for-investment, CMBS structured pass-through certificates and mortgage loans from the consolidated CMBS Entities where the Company expects to collect the contractual interest and principal payments are considered to be performing loans. The Company recognizes income on performing loans in accordance with the terms of the loan on an accrual basis. Interest income also includes amortization of loan premiums or discounts and loan origination costs and prepayment penalties.

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

Revenue Recognition

The Company owns a multifamily property whereby its primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. The Company records an allowance to reflect revenue that may not be collectable. This is recorded through a provision for bad debts which is included in rental income in the accompanying consolidated statements of operations and comprehensive income (loss). Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, and pets, administrative, application and other fees and are recognized when earned. The Company implemented the provisions of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) as of December 31, 2021. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective December 31, 2021. The Company presents the disclosure of leases in the consolidated statements of operations and began presenting all rentals and reimbursements from tenants as a single line item within rental income on the consolidated statements of operations and comprehensive income (loss).

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

For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. As of and for the year ended December 31, 2021, the Company had no loan modifications and thus no troubled debt restructurings.

A loan is written off when it is no longer realizable and/or it is legally discharged.

The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the year ended December 31, 2021, there were no loans acquired with deteriorated credit quality.

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

CMBS Structured Pass-Through Certificates - CMBS structured pass-through certificates (“CMBS I/O Strips”) are categorized as Level 2 assets in the fair value hierarchy. CMBS I/O Strips are valued using broker quotes. Broker quotes represent the price that an investment could be sold for in a market transaction and represent fair market value. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the valuation date are classified as Level 2 assets.

SFR Loans, Preferred Equity Investments, Mezzanine Loans and Convertible Notes - SFR Loans, preferred equity, mezzanine loans and convertible debt investments are categorized as Level 3 assets in the fair value hierarchy. SFR Loans, preferred equity, mezzanine loans, and convertible debt investments are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows. The valuation is done for disclosure purposes only as these investments are not carried at fair value on the consolidated balance sheet.

Common Stock Investment - The common stock investment is categorized as a Level 3 asset in the fair value hierarchy. Despite our ability to exercise significant influence, the Company chose to value the investment in NexPoint Storage Partners, Inc. ("NSP”) using the fair value option in accordance with ASC 825-10. See Note 5 for additional disclosures regarding the fair value of this investment.

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

Income Taxes

The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT under the Code, commencing with its taxable year ended December 31, 2020. As a result of the Company’s expected REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of December 31, 2021, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

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

The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2021.

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

In March 2020, the FASB issued AU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the U.S. Dollar London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through  December 31, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Loans Held for Investment

The Company’s investments in SFR Loans, mezzanine loans, preferred equity and convertible notes are accounted for as loans held for investment. The SFR Loans are presented as mortgage loans, held-for-investment, net and the mezzanine loans, preferred equity and convertible note are presented as loans, held-for-investment, net on the Consolidated Balance Sheets. The following tables summarize our loans held for investment as of December 31, 2021 and December 31, 2020, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2021
SFR Loans, held-for-investment	$795,223	$847,364	21	100.00%	4.85%	6.45
Mezzanine loans, held-for-investment	152,144	154,516	23	69.28%	8.03%	6.50
Preferred equity, held-for-investment	66,697	66,624	6	100.00%	10.52%	3.84
Convertible note, held-for-investment	20,478	20,377	1	100.00%	9.00%	1.99
	$1,034,542	$1,088,881	51	95.48%	5.77%	6.20

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average fixed rate is weighted on outstanding face amount.
(3)	The weighted-average coupon is weighted on outstanding face amount. The coupon rate for preferred equity includes current cash and deferred interest income.
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

For the years ended December 31, 2021 and 2020, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Balance at December 31,	$1,045,891	$—
Contributions from noncontrolling interests in the OP	—	967,202
Originations	117,727	108,610
Proceeds from principal repayments (1)	(62,991)	(9,199)
Proceeds from redemption of mezzanine loan, net	—	(13,191)
PIK distribution reinvested in Preferred Units	91	—
Amortization of loan premium, net (2)	(10,907)	(6,961)
Loan loss benefit (provision)	(189)	(320)
Realized losses	(741)	(250)
Balance at December 31,	$1,088,881	$1,045,891

(1)	Includes principal repayments on SFR Loans.
(2)	Includes net amortization of loan purchase premiums.

As of December 31, 2021 and December 31, 2020, there were $55.0 million and $67.6 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.

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

December 31, 2021
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	51	1,088,881	100.00%
4	—	—	—
5	—	—	—
	51	$1,088,881	100.00%

December 31, 2020
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	48	1,045,891	100.00%
4	—	—	—
5	—	—	—
	48	$1,045,891	100.00%

As of December 31, 2021, all 51 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	December 31, 2021	December 31, 2020
Georgia	38.93%	39.81%
Florida	16.90%	20.88%
Texas	7.74%	7.26%
Maryland	5.66%	7.66%
Minnesota	4.86%	4.82%
Alabama	3.35%	3.59%
Connecticut	2.87%	*
California	2.53%	0.00%
New Jersey	2.83%	1.98%
North Carolina	2.23%	1.67%
Missouri	1.19%	1.01%
Mississippi	*	1.03%
Other (19 and 19 states each at <1%)	10.91%	10.29%
	100.00%	100.00%

*Included in "Other."

Collateral Property Type	December 31, 2021	December 31, 2020
Single Family Rental	76.15%	87.30%
Multifamily	20.32%	12.70%
Life Science	3.53%	0.00%
	100.00%	100.00%

4. CMBS Trusts

As of December 31, 2021, the Company consolidated all eight of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets; recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations; and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company, as operating cash-flows.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	December 31, 2021	December 31, 2020
Mortgage loans held in variable interest entities, at fair value	$7,192,547	$5,007,515
Accrued interest receivable	2,212	1,063

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(6,726,272)	(4,731,429)
Accrued interest payable	(1,500)	(794)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Year Ended December 31,
	2021	2020
Net interest earned	$27,780	$15,902
Unrealized gain (loss)	29,838	4,030
Change in net assets related to consolidated CMBS variable interest entities	$57,618	$19,932

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	December 31, 2021	December 31, 2020
Texas	16.88%	15.02%
Florida	14.77%	16.25%
Arizona	10.37%	11.80%
California	8.50%	8.25%
Georgia	4.97%	7.05%
Washington	6.19%	5.76%
New Jersey	4.65%	4.14%
Nevada	3.51%	4.12%
Pennsylvania	*	3.30%
Colorado	4.08%	2.26%
Connecticut	3.02%	*
North Carolina	3.12%	1.98%
New York	2.45%	3.00%
Ohio	1.72%	2.00%
Virginia	1.70%	2.09%
Indiana	1.68%	2.42%
South Carolina	1.56%	1.08%
Utah	*	1.33%
Maryland	1.55%	1.32%
Missouri	1.26%	1.20%
Tennessee	*	1.45%
Other (20 and 15 states each at <1%)	8.02%	4.21%
	100.00%	100.00%

*Included in “Other.”

Collateral Property Type	December 31, 2021	December 31, 2020
Multifamily	98.42%	98.12%
Manufactured Housing	1.58%	1.88%
	100.00%	100.00%

5. Common Stock Investment

The Company owned series A preferred stock in Jernigan Capital, Inc. (“JCAP”), a publicly traded self-storage company. On November 6, 2020, in connection with the closing of the acquisition of JCAP, by affiliates of the Manager, each share of JCAP’s series A preferred stock issued and outstanding immediately prior to the effective time of the acquisition was converted into the right to receive one share of common stock, par value $0.01 per share, of the surviving company. As a result, the entirety of the Company’s preferred stock investment in JCAP was converted into common stock of the surviving company, NSP. NSP primarily owns self-storage properties in the Sun Belt region. Historically, NSP provided debt and equity capital to self-storage entrepreneurs with a view toward eventual outright ownership of the facilities it financed. Following the conversion, the Company owns approximately 25.8% of the total outstanding shares of NSP and thus can exercise significant influence over NSP and is accounted for under the equity method. The Company elected the fair-value option in accordance with ASC 825-10-10 for NSP.

The investment in NSP is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. This includes a one for one conversion, accrued interest and dividends and a make whole premium of 5% of the outstanding principal balance of JCAP series A preferred stock, as well as loan deposits paid on behalf of JCAP. The Company's valuation policy for common stock is to use readily available market prices on the relevant valuation date to the extent they are available. The most recent sales price for shares of JCAP common stock occurred on November 6, 2020 at $17.30 per share. This price was used to convert the JCAP common stock and JCAP series A preferred stock into shares of common stock of NSP with a price of $1,063.47 per share. As such, the Company initially measured the common stock investment in NSP using the purchase price. In addition, as this was the last observable market price and there were no significant events nor additional publicly available market prices for NSP common stock, the Company also measured the common stock investment in NSP as of December 31, 2020 using the purchase price. On a quarterly basis beginning March 31, 2021, the Company determines the value using widely accepted valuation techniques including the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to the consolidated NSP cash flows, a top-down approach. In addition, as a secondary check for reasonableness, a bottoms-up approach was also used by valuing the wholly-owned self-storage assets in aggregate, and development loans individually. In this bottoms-up approach, the discounted cash flow methodology is also applied to the self-storage assets owned by NSP. Additionally, the income approach is used to determine the fair value of the development loans owned by NSP whereby contractual cash flows are discounted at observable market discount rates. The valuation relies primarily on the top-down approach, but uses the bottoms-up approach to ensure reasonable accuracy.

The following table presents the NSP common stock investment as of December 31, 2021 (in thousands, except share amounts):

	Investment		Shares		Fair Value
Investment	Date	Property Type	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$58,460	$44,626

6. CMBS Structured Pass-Through Certificates

As of December 31, 2021, the Company held thirteen CMBS I/O Strips at fair value. These CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. See Note 2 and Note 10 for additional disclosures regarding valuation methodologies for the CMBS I/O Strips.

The following tables present the CMBS I/O Strips as of December 31, 2021 and December 31, 2020, respectively (in thousands):

	Investment
Investment	Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$2,356	Multifamily	2.02%	14.47%	9/25/2046
CMBS I/O Strip	8/6/2020		8,383	Multifamily	0.10%	14.67%	6/25/2030
CMBS I/O Strip	8/6/2020		23,188	Multifamily	2.98%	14.48%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	7,274	Multifamily	1.59%	13.88%	1/25/2030
CMBS I/O Strip	5/27/2021		4,781	Multifamily	3.38%	14.16%	5/25/2030
CMBS I/O Strip	6/7/2021		589	Multifamily	2.31%	16.56%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	6,424	Multifamily	1.26%	13.57%	5/25/2029
CMBS I/O Strip	6/21/2021		1,850	Multifamily	1.20%	17.02%	5/25/2030
CMBS I/O Strip	8/10/2021		3,246	Multifamily	1.89%	14.30%	4/25/2030
CMBS I/O Strip	8/11/2021		1,697	Multifamily	3.10%	12.55%	7/25/2031
CMBS I/O Strip	8/24/2021		317	Multifamily	2.61%	13.14%	1/25/2031
CMBS I/O Strip	9/1/2021		4,827	Multifamily	1.92%	13.53%	6/25/2030
CMBS I/O Strip	9/11/2021		4,884	Multifamily	2.95%	12.55%	9/25/2031
Total			$69,816

(1)	Current yield is the annualized income earned divided by the cost basis of the investment.
(2)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(3)

The Company, through the Subsidiary OPs, purchased approximately $80.0 million and $35.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021 and September 29, 2021, respectively.

	Investment
Investment	Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	4/15/2020	$ 966	Multifamily	3.40%	12.32%	1/25/2037
CMBS I/O Strip	4/15/2020	885	Multifamily	2.93%	12.88%	12/25/2037
CMBS I/O Strip	5/18/2020	2,520	Multifamily	2.02%	14.43%	9/25/2046
CMBS I/O Strip	8/6/2020	8,542	Multifamily	0.10%	13.45%	6/25/2030
CMBS I/O Strip	8/6/2020	1,796	Multifamily	0.10%	14.46%	6/25/2030
CMBS I/O Strip	8/6/2020	24,275	Multifamily	2.98%	13.30%	6/25/2030
Total		$ 38,984

(1)	Current yield is the annualized income earned divided by the cost basis of the investment

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

	For the Year Ended December 31,
	2021	2020
Net interest earned	$3,052	$1,124
Change in unrealized gain on CMBS structured pass through certificates	(483)	(49)
Realized gain	484	—
	$3,053	$1,075

7. Bridge Loan

On September 17, 2021, the Company, through one of the Subsidiary OPs, originated a bridge loan (the “Bridge Loan”) for $32.8 million. The Bridge Loan is secured by a multifamily property in Melbourne, Florida, and was used by the borrower to finance the acquisition of the property prior to accessing permanent financing. The Bridge Loan bears interest at a rate of 4.50% plus one-month LIBOR and matures on March 17, 2022. On November 1, 2021, the Bridge Loan was paid off.

8. Real Estate Investment, net

On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina. As of  December 31, 2021, the property was 95.6% occupied with effective rent per occupied unit of $1,526 per month (unaudited).

As of  December 31, 2021, the major components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investment, Net	Land	Buildings and Improvements	Intangible Lease Assets	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,807	$954	$512	$62,269

The following table reflects the revenue and expenses for the years ended  December 31, 2021 and  December 31, 2020 for our multifamily property (in thousands).

	For the Year Ended December 31,
	2021	2020
Revenues
Rental income	$10	$—
Other income	—	—
Total revenues	10	—
Expenses
Interest expense	2	—
Real estate taxes and insurance	1	—
Property operating expenses	6	—
Property general and administrative expenses	12	—
Rate cap expense	29	—
Total expenses	50	—
Income from consolidated real estate owned	$(40)	$—

9. Debt

The following table summarizes the Company’s financing arrangements in place as of December 31, 2021:

	December 31, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	286,324	286,324	N/A	(5)	1.97%	0.03	2,101,790	499,975	531,367	8.0
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	726,312	726,312	7/12/2029		2.41%	6.5	795,223	847,364	847,364	6.5
Mezzanine
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	8.3	97,899	100,857	100,857	8.3
Multifamily
CBRE	12/31/2021	32,480	32,176	6/1/2028	(6)	2.76%	6.4	62,269	62,269	62,269	6.4
Unsecured Financing
Various	10/15/2020	36,500	35,233	10/25/2025		7.50%	3.8	N/A	N/A	N/A	N/A
Various	4/20/2021	135,000	133,092	4/15/2026		5.75%	4.3	N/A	N/A	N/A	N/A
Total/weighted average		$1,276,530	$1,273,051			2.72%	4.80	$3,057,181	$1,510,465	$1,541,857	7.57

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value on an unconsolidated basis. SFR Loans and mezzanine loans are shown at amortized cost.
(4)

On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.

(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.
(6)	Debt was assumed upon acquisition of this property and recorded at the outstanding principal amount, net of debt issuance costs. The loan can be prepaid at a 1.0% prepayment premium on any unpaid principal. The loan is open to pre-payment in the last three months of the term.

          The following table summarizes the Company’s financing arrangements in place as of December 31, 2020:

	December 31, 2020
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	161,465	161,465	N/A	(5)	2.46%	0.02	1,955,879	313,632	316,827	10.6
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	780,539	780,539	3/1/2029		2.44%	7.4	854,365	918,114	918,114	7.4
Mezzanine
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	9.3	97,899	101,057	101,057	7.1
Unsecured Financing
Various	10/15/2020	36,500	34,960	10/25/2025		7.50%	4.8	N/A	N/A	N/A	N/A
Total/weighted average		$1,038,418	$1,036,878			2.50%	6.27	$2,908,143	$1,332,803	$1,335,998	9.52

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value on an unconsolidated basis. SFR Loans and mezzanine loans are shown at amortized cost.
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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group as of December 31, 2021. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of December 31, 2021, the outstanding balance on the Credit Facility was $726.3 million.

In connection with certain of our previous CMBS acquisitions and a mezzanine debt investment, we, through the Subsidiary OPs, have borrowed approximately $286.3 million under our repurchase agreements and posted $2.1 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of December 31, 2021. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

On October 15, 2020, the OP issued 7.50% Senior Unsecured Notes (the “OP Notes”) for an aggregate principal amount of $36.5 million and a coupon rate of 7.50%. The OP Notes are due October 15, 2025 and were sold at approximately 99% of par value for proceeds of approximately $36.1 million before offering costs. Additionally, the OP Notes are fully guaranteed by the Company in the event that the OP cannot satisfy the obligations of the OP Notes. As of  December 31, 2021, any action required under the guaranty is considered remote.

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

On April 20, 2021, the Company issued $75.0 million in aggregate principal amount of its 5.75% Senior Unsecured Notes due 2026 (the “5.75% Notes”) at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Notes.

On December 20, 2021, the Company issued an additional $60.0 million aggregate principal amount of its 5.75% Notes at a price equal to 102.8% par value, including accrued interest, for proceeds of approximately $60.9 million after original issue discount and underwriting fees.

As of December 31, 2021, the outstanding principal balances related to the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

		Outstanding
	Investment	Principal
Investment	Date	Balance	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,690	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	55,988	Various	Single-family	Fixed	2.70%	3/1/2029
Senior loan	2/11/2020	46,094	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	35,352	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	15,795	Various	Single-family	Fixed	2.91%	2/1/2029
Senior loan	2/11/2020	9,449	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	9,053	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,887	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	8,126	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	7,167	Various	Single-family	Fixed	2.80%	2/1/2029
Senior loan	2/11/2020	6,888	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	6,765	Various	Single-family	Fixed	2.69%	7/1/2028
Senior loan	2/11/2020	6,040	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,680	Various	Single-family	Fixed	2.68%	11/1/2028
Senior loan	2/11/2020	5,716	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	5,100	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	4,850	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	4,810	Various	Single-family	Fixed	2.97%	1/1/2029
Senior loan	2/11/2020	4,232	Various	Single-family	Fixed	3.06%	2/1/2029
Total		$726,312				2.41%
Mezzanine Loans
Senior loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Senior loan	10/20/2020	662	Urbandale, IA	Multifamily	Fixed	0.30%	11/1/2030
Total		$59,914				0.30%

For the years ended December 31, 2021 and 2020, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Balances as of December 31,	$1,036,878	$—
Assumption of debt	32,480	883,764
Principal borrowings	306,657	344,291
Principal repayments	(103,212)	(191,233)
Accretion of loan discounts	552	56
Balances as of December 31,	$1,273,355	$1,036,878

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2021 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2022(1)	$—	$(286,324)	$(286,324)
2023	—	(4,850)	(4,850)
2024	—	(5,716)	(5,716)
2025	(36,500)	(46,094)	(82,594)
2026	(167,480)	(9,284)	(176,764)
Thereafter	—	(720,282)	(720,282)
	$(203,980)	$(1,072,550)	$(1,276,530)

(1)	The transactions in place in the master repurchase agreement with Mizuho have a one-month to two-month tenor and are expected to roll accordingly.

10. Fair Value of Financial Instruments

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of  December 31, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$26,459	$26,459	$—	$—	$26,459
Restricted cash	6,773	6,773	—	—	6,773
Real estate investment, net	62,269	62,269	—	—	62,269
Loans, held-for-investment, net	241,517	—	—	242,396	242,396
Common stock investment, at fair value	58,460	—	—	58,460	58,460
Mortgage loans, held-for-investment, net	847,364	—	—	849,455	849,455
Accrued interest and dividends	8,319	8,319	—	—	8,319
Mortgage loans held in variable interest entities, at fair value	7,192,547	—	7,192,547	—	7,192,547
CMBS structured pass through certificates, at fair value	69,816	—	69,816	—	69,816
Accounts receivable and other assets	393	393	—	—	393
	$8,513,917	$104,213	$7,262,363	$1,150,311	$8,516,887

Liabilities
Secured financing agreements, net	$786,226	$—	$—	$809,586	$809,586
Master repurchase agreements	286,324	—	—	286,324	286,324
Unsecured notes, net	168,325	—	—	168,325	168,325
Mortgages payable, net	32,176	—	—	32,176	32,176
Accounts payable and other accrued liabilities	3,903	3,903	—	—	3,903
Accrued interest payable	3,985	3,985	—	—	3,985
Bonds payable held in variable interest entities, at fair value	6,726,272	—	6,726,272	—	6,726,272
	$8,007,211	$7,888	$6,726,272	$1,296,411	$8,030,571

The significant unobservable inputs used in the fair value measurement of the Company’s common stock investment are the discount rate and terminal capitalization rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets (in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Input Values
Common stock investment, at fair value	$ 58,460	Discounted cash flow	Terminal cap rate	4.50%
			Discount rate	9.50%

   The table below reflects a summary of changes for the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets for the year ended December 31, 2021.

	Balance as of 12/31/20	Change in Unrealized Gains /(Losses)	Balance as of 12/31/21
Common stock investment, at fair value	$ 44,626	$ 13,834	$ 58,460

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 13). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At December 31, 2021, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets.

11. Stockholders’ Equity

Common Stock

On February 11, 2020, the Company completed its IPO of 5,000,000 shares of common stock, par value $0.01 per share, at a price of $19.00 per share. In connection with the IPO, the Company sold an additional 350,000 shares of common stock, par value $0.01 per share, at a price of $19.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares. Gross proceeds from the IPO and partial exercise were approximately $101.7 million. Underwriting discounts and commissions of approximately $6.9 million and offering expenses of approximately $3.3 million were deducted from additional paid in capital. The Company has subsequently issued and repurchased shares of its common stock, as discussed below.

As of December 31, 2021, the Company had 9,450,921 shares of common stock, par value $0.01 per share, issued and 9,163,934 shares of common stock, par value $0.01 per share, outstanding.

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

Share Repurchase Program

On March 9, 2020, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock, par value $0.01 per share, during a two-year period that is set to expire on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time. From inception through  December 31, 2021, the Company has repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987.

The audit committee has approved and ratified, subject to the prior authorization of our Board, repurchases from related party affiliates of the Company through the Share Repurchase Program, including accounts advised by affiliates of our Sponsor. As of December 31, 2021, the Company has not repurchased shares of common stock or Series A Preferred Stock under the Share Repurchase Program from its officers, directors, Manager or Sponsor, or affiliates of any of the foregoing.

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

Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, and on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of  December 31, 2021:

	2021
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2021	290,851		$12.12
Granted	233,385		19.40
Vested	(83,311)	(1)	12.11
Forfeited	—		—
Outstanding December 31, 2021	440,925		$15.97

(1)

Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 67,992 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the restricted stock units is as follows:

Vest Date	Vesting
November 2, 2021	1,838
February 22, 2022	66,919
May 8, 2022	68,569
November 8, 2022	1,201
February 22, 2023	55,087
May 8, 2023	68,569
February 22, 2024	55,087
May 8, 2024	68,564
February 22, 2025	55,091
440,925

At-The-Market-Offering

On March 31, 2021, the Company, the OP and the Manager entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with each of Raymond James & Associates, Inc. (“Raymond James”), Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the “Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “ATM Program”). The Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. On December 16, 2021, the Company terminated each Equity Distribution Agreement.

Sales of shares of common stock or Series A Preferred Stock under the ATM Program, if any, may have been made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act including, without limitation, sales made by means of ordinary brokers' transactions on the NYSE, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. Effective as of December 16, 2021, or the termination date, the Company terminated each Equity Distribution Agreement. The Company did not incur any termination penalties as a result of the termination of the Equity Distribution Agreements. The following table contains summary information of the ATM Program for sales from inception through the termination date. As of the termination date, no Series A Preferred Stock has been sold through the ATM Program:

Gross Proceeds	$11,264,237
Shares of Common Stock Issued	532,694
Gross Average Sale Price per Share of Common Stock	$21.15

Sales Commissions	$168,963
Offering Costs	793,779
Net Proceeds	10,301,495
Average Price Per Share, net	$19.34

Noncontrolling Interest in Subsidiary

On April 1, 2021, a subsidiary of one of the Subsidiary OPs (such subsidiary, the “REIT Sub”) closed its issuance of 125 preferred membership units of the REIT Sub (the “Preferred Membership Units”) at a price of $1,000 per unit, for gross proceeds of approximately $0.1 million, net of offering costs and initial administrative expenses. Holders of Preferred Membership Units are entitled to receive distributions semiannually from the REIT Sub at a per annum rate equal to 12.0% of the total of the purchase price of $1,000 per unit plus accumulated and unpaid distributions. The Preferred Membership Units are generally redeemable by the REIT Sub at any time for $1,000 per unit plus accumulated and unpaid distributions and an additional redemption premium if the Preferred Membership Units are redeemed on or before December 31, 2023. The issuance of the 125 Preferred Membership Units is presented as “Noncontrolling interest in Subsidiary” on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity, and the cash flows from financing activities is presented as “Proceeds from the issuance of subsidiary preferred membership units through private offering, net of offering costs” on the Consolidated Statement of Cash Flows.

Secondary Public Offering

On August 18, 2021, the Company, the OP and the Manager entered into an underwriting agreement (the “Underwriting Agreement”) with Raymond James  as representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to sell 2,000,000 shares of its common stock (the “Firm Shares”) at a public offering price of $21.00 per share. The Company also granted the Underwriters a 30-day option to purchase up to an additional 300,000 shares of its common stock (the “Option Shares”). The Firm Shares were issued on August 20, 2021. On September 8, 2021, the Underwriters partially exercised the option to purchase 59,700 Option Shares. The 59,700 Option Shares were issued on September 10, 2021.

The following table contains summary information of the secondary public offering.

Gross Proceeds	$43,253,700
Shares of Common Stock Issued	2,059,700
Gross Average Sale Price per Share of Common Stock	$21.00

Underwriting Discounts	$1,946,417
Offering Costs	813,748
Net Proceeds	40,493,535
Average Price Per Share, net	$19.66

OP Unit Redemption

At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,578,905.9 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On September 8, 2021, the Company redeemed approximately 1,479,132 OP Units and issued 1,479,132 shares of common stock to the redeeming unitholders for the same cash amount.

Dividends

The Board declared the fourth quarterly dividend of 2021 to common stockholders of $0.475 per share on November 3, 2021 which was paid on December 30, 2021 to common stockholders of record on December 15, 2021

The Board declared a dividend to preferred stockholders of $0.53125 per share on November 3, 2021, which was paid on January 25, 2022 to preferred stockholders of record on January 15, 2022.

The REIT Sub paid a distribution of $60.00 per Preferred Membership Unit on December 30, 2021 to holders of records of the Preferred Membership Units on December 15, 2021.

12. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2020
Net income attributable to common stockholders	$39,577	$11,099

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	40,387	21,323
Net income for diluted computations	$79,964	$32,422

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	6,601	5,206
Average number of unvested restricted stock units	444	172
Average number of OP Units and SubOP Units	13,321	13,270
Average number of common shares outstanding - diluted	20,366	18,648
Earnings (loss) per weighted average common share:
Basic	$6.00	$2.13
Diluted	$3.93	$1.74

13. Noncontrolling Interests

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

Pursuant to the second amended and restated partnership agreements of the Subsidiary OPs limited partners holding SubOP Units have the right to cause each of the Subsidiary OPs to redeem their units at a redemption price equal to and in the form of the Cash Amount (as defined in the second amended and restated partnership agreements of the Subsidiary OPs), provided that such SubOP Units have been outstanding for at least one year.

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

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of December 31, 2021, the Company holds the majority economic interests in the OP. Net income (loss) is allocated to holders of OP Units based upon net income (loss) attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

Pursuant to the second amended and restated partnership agreement of the OP (the “OP LPA”), limited partners holding OP Units have the right to cause the OP to redeem their units at a redemption price equal to and in the form of the Cash Amount (as defined in the OP LPA), provided that such OP Units have been outstanding for at least one year. The Company may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of common stock of the Company for each OP Unit, subject to adjustment) as defined in the OP LPA. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the Company’s common stock to the redeeming limited partner would (1) be prohibited, as determined in the Company’s sole discretion, under the Company’s charter or (2) cause the acquisition of common stock by such redeeming limited partner to be “integrated” with any other distribution of the Company’s common stock for purposes of complying with the Securities Act. Accordingly, the Company records the OP Units held by noncontrolling limited partners outside of permanent equity and reports the OP Units at the greater of their carrying value or their redemption value using the Company’s stock price at each balance sheet date.

The Cash Amount is defined in the partnership agreement of the OP as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company's common stock, which because the Company's common stock is listed on the New York Stock Exchange (the “NYSE”) will be calculated for the ten consecutive trading days (the “Ten Day VWAP”) immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the “Valuation Date”).  The Ten Day VWAP calculated based on a Valuation Date of  December 31, 2021 was $19.06 and there were 12,307,988 OP Units outstanding other than those held by the Company, including SubOP Units other than those held by the OP. Assuming (1) that the Ten Day VWAP exceeded the NAV, (2) that all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of December 31, 2021, and (3) that the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $234.5 million in cash consideration to redeem the OP Units.

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

On September 8, 2021, the general partner of the OP executed the OP LPA for the purposes of creating a board of directors of the OP (the “Partnership Board”) and subdividing and reclassifying the outstanding OP Units into Class A, Class B and Class C OP Units. The OP LPA generally provides that the newly created Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the Partnership Board, and that the Class C OP Units have no voting power. The reclassification of the OP Units did not have a material effect on the economic interests of the holders of OP Units. In connection with the adoption of the OP LPA, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by NexPoint Diversified Real Estate Trust were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units.

The Partnership Board of the OP has exclusive authority to select, remove and replace the general partner of the OP and no other authority. The Partnership Board may replace the general partner of the OP at any time. Pursuant to the terms of the OP LPA, the Company appointed Brian Mitts as the sole initial director of the Partnership Board. The number of directors on the Partnership Board is initially one but may be increased by following the affirmative vote or consent of the majority of the voting power of the OP Units (the “Requisite Approval”). The election of directors to and removal of directors from the Partnership Board also requires the Requisite Approval.

In addition, on September 8, 2021, the OP as general partner of the Subsidiary OPs executed the second amended and restated partnership agreements of each of the respective Subsidiary OPs. The second amended and restated partnership agreements provide that Class C OP Units of the OP may be issued in connection with the redemption of SubOP Units pursuant to such agreements.

As of December 31, 2021, the Company owns 80.63% of the OP Units representing 100% of the Class A OP Units. See Note 13 for additional disclosures regarding redemption of OP Units and SubOP Units.

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Redeemable noncontrolling interests in the OP, December 31,	$275,670	$—
Contributions from redeemable noncontrolling interests in the OP	—	273,410
Net income attributable to redeemable noncontrolling interests in the OP	40,387	21,323
Redemption of redeemable noncontrolling interests in the OP	(32,393)
Distributions to redeemable noncontrolling interests in the OP	(22,241)	(19,063)
Redeemable noncontrolling interests in the OP, December 31,	$261,423	$275,670

The table below presents the common shares, OP Units and SubOP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	SubOP Units Held by NCI	Combined Outstanding
March 31, 2021	5,022,578	5,290,978	8,496,144	18,809,701
June 30, 2021	5,498,980	5,290,978	8,496,144	19,286,103
September 30, 2021	9,162,096	3,811,844	8,496,144	21,470,084
December 31, 2021	9,163,934	3,811,844	8,496,144	21,471,922

On July 20, 2020, in connection with the anticipated issuance by the Company of the Series A Preferred Stock, the OP GP, following the direction and approval of the Board, amended the partnership agreement of the OP to provide for the issuance of 8.50% Series A Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series A Preferred Units”). The Company contributed the net proceeds from the sale of the Series A Preferred Stock to the OP in exchange for the same number of Series A Preferred Units. The Series A Preferred Units have economic terms that are substantially the same as the terms of the Series A Preferred Stock. The Series A Preferred Units rank, as to distributions and upon liquidation, senior to OP Units. On March 31, 2021, in connection with the Company's ATM Program, the OP GP, following the direction and approval of the Board, further amended the partnership agreement of the OP to provide for the issuance of additional Series A Preferred Units.

14. Related Party Transactions

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

“Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the IPO, plus (2) the net proceeds received by the Company from all issuances of the Company’s equity securities in and after the IPO, plus (3) the Company’s cumulative Earnings Available for Distribution (“EAD”) (as defined below) from and after the IPO to the end of the most recently completed calendar quarter , (b) less (1) any distributions to the holders of the Company’s common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that the Company or any of its subsidiaries has paid to repurchase for cash the shares of the Company’s equity securities from and after the IPO to the end of the most recently completed calendar quarter. In the Company’s calculation of Equity, the Company will adjust its calculation of EAD to remove the compensation expense relating to awards granted under one or more of its long-term incentive plans that is added back in the calculation of EAD. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to the Company in the Formation Transaction.

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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations, and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the year ended December 31, 2021, there were no Offering Expenses that were paid on the Company's behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334.09 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 90.6% occupancy as of December 31, 2021. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 82.9% and a maturity date of May 1, 2030.

Pursuant to the OP LPA and the Buffalo Pointe Contribution Agreement, the BP Contributors have the right to cause our OP to redeem their OP Units for cash or, at our election, shares of our common stock on a one-for-one basis, subject to adjustment, as provided and subject to the limitations in our OP LPA, provided the OP Units have been outstanding for at least one year and our stockholders have approved the issuance of shares of common stock to the BP Contributors. On May 11, 2021, our stockholders approved the issuance of such shares upon the exercise of the BP Contributors' redemption rights.

Jernigan Capital Acquisition

On November 6, 2020, a subsidiary of the Company and affiliates of our Manager completed a merger with JCAP, taking that entity private, and converting the Company’s preferred stock investment into common shares of NSP, the surviving entity. See Note 5 for additional disclosure regarding this transaction.

RSU Issuance

On   May 8, 2020, in accordance with the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 22, 2021, the Company granted 233,385 restricted stock units to its directors, officers employees and certain key employees of the Manager and its affiliates, and on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries. See Note 10 for additional disclosures.

Equity Commitment Letter

On August 3, 2020, REIT Sub entered into an equity commitment letter (the “Equity Commitment Letter”) in connection with a proposed transaction (the “Proposed Transaction”) involving affiliates of the Manager. Pursuant to the Equity Commitment Letter, REIT Sub has committed to provide an aggregate equity contribution of approximately $227.0 million (the “Equity Commitment”) to finance the Proposed Transaction, subject to certain reductions for any additional equity or debt financing. The Company is neither a party to the Equity Commitment Letter nor guaranteeing the obligations of REIT Sub under the Equity Commitment Letter. The Proposed Transaction closed on November 6, 2020 and, accordingly, the Equity Commitment Letter, and REIT Sub’s obligation to fund $227.0 million, was terminated pursuant to its terms.

SubOP Units Issuance

On July 31, 2020, the Board deemed approved an issuance and sale of 523,388 SubOP Units of OP IV to GAF, 11,340 common partnership units to NRESF, 45,796 common partnership units to NXDT and 45,796 common partnership units to Highland Income Fund (“HFRO”), at a price per common partnership unit equal to $18.33.

Preferred Stock Offering

On July 24, 2020, we issued 2,000,000 shares of our Series A Preferred Stock at a price to the public of $24.00 per share, for gross proceeds of $48.0 million before deducting underwriting discounts and commissions and other estimated offering expenses. The Series A Preferred Stock has a $25.00 per share liquidation preference.

In connection with the Series A Preferred Stock offering, one of the Subsidiary OPs purchased 455,000 shares of the Series A Preferred Stock at the public offering price of $24.00 per share. On August 4, 2020, prior to settlement of the purchase, the underwriter sold 100,000 shares of the Series A Preferred Stock at a price of $23.50 per share to an unaffiliated third-party investor as part of the primary offering. The Company reimbursed the underwriter for the differential between the $24.00 per share issue price and the $23.50 per share price paid by the third-party investor. We used the net proceeds of the Series A Preferred Stock offering to make investments in a CMBS B-Piece and CMBS I/O Strips.

Notes Offering

On April 20, 2021, the Company issued $75.0 million aggregate amount of its 5.75% Notes at a price equal to 99.5% par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Notes. The Company used the net proceeds to acquire a CMBS B-Piece.

OP Unit Redemptions

At the 2021 annual meeting of the Company, the Company’s stockholders approved the potential issuance of 13,758,905.9 shares of the Company’s common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On September 8, 2021, the Company redeemed approximately 1,479,132 OP Units for cash and issued 1,479,132 shares of common stock to the redeeming unitholders for the same cash amount.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the year ended December 31, 2021, operating expenses did not exceed the Expense Cap.

For the years ended December 31, 2021 and 2020, the Company incurred management fees of $2.3 million and $1.6 million, respectively.

15. Commitments and Contingencies

Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. The Company funded $3.0 million on September 29, 2021, on November 8, 2021, the Company funded $30.0 million, on December 20, 2021 the Company funded $3.8 million, on January 14, 2022 the Company funded $0.9 million, on January 19, 2022, the Company funded $0.2 million, and on January 27, 2022, the Company funded $18.5 million. The Company  may have the obligation to fund an additional $18.6 million by September 29, 2023 which the issuer may extend for up to two years at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of December 31, 2021, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units is considered remote for the period ended December 31, 2021.

The OP Notes previously described in Note 9 are fully guaranteed by the Company. As of December 31, 2021, there has been no indication that the OP will not be able to satisfy the terms of the OP Notes. The Company considers any action required under the guaranty to be remote.

16. Subsequent Events

Financing

On January 25, 2022, the Company issued an additional $35.0 million aggregate principal amount of its 5.75% Notes at a price equal to 100.9% par value, including accrued interest, for proceeds of approximately $35.1 million after original issue discount and underwriting fees.

CMBS and IO Strip Acquisitions

On February 3, 2022, the Company, through one of the Subsidiary OPs, purchased approximately $40.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB SB-64 CMBS at a price equal to 8.0% of par value, or approximately $2.2 million. Approximately $1.4 million of the purchase price was financed through a repurchase agreement bearing interest an interest rate of 1.0% over one-month LIBOR.

On February 10, 2022, the Company, through one of the Subsidiary OPs, purchased approximately $10.0 million aggregate principal amount of the Class D tranche of the FREMF K-62 CMBS at a price equal to 71.0% of par value, representing approximately 10% of the Class D tranche. Approximately $4.3 million of the purchase price was financed through a repurchase agreement bearing interest an interest rate of 2.0% over one-month LIBOR.

SFR Loan

On January 25, 2022, three SFR Loans with a combined unpaid principal balance of $32.1 million were paid off. One of the Subsidiary OPs received $8.3 million in prepayment penalties related to the paydowns.

On February 25, 2022, one SFR Loan with unpaid principal balance of $62.0 million was paid off. One of the Subsidiary OPs received $12.5 million in prepayment penalties related to the paydown.

Preferred Equity Investment

On January 11, 2022, $6.6 million of the Company's Preferred Units redeemed, paying off all accrued and unpaid distributions plus a cash redemption fee of 50 basis points.

The Company, through one of the Subsidiary OPs, purchased $0.9 million of the Preferred Units on January 14, 2022, $0.2 million of the Preferred Units on January 19, 2022 and $18.5 million of the Preferred Units on January 27, 2022, in accordance with the terms of the Company's existing purchase agreement.

On January 27, 2022, the Company, through one of the Subsidiary OPs, contributed approximately $1.8 million of additional capital to fund the purchase of a 368-unit multifamily property in Las Vegas, Nevada. This $1.8 million investment was contributed as a preferred equity interest bearing a fixed rate of 10.5%. Of this amount, 6.5% is paid in cash on a monthly basis, while the remaining 4.0% is accrued, compounded on a monthly basis, and will be paid upon redemption or upon a sale, or refinancing of the property. On February 1, 2022, the Company, through one of the Subsidiary OPs, contributed an additional $40.1 million to facilitate the purchase of the multifamily property.

On  January 28, 2022, $16.5 million of the Company's Preferred Units redeemed, paying off all accrued and unpaid distributions plus a cash redemption fee of 50 basis points.

Mezzanine Loan

On  January 31, 2022, one of the Company's mezzanine loans matured and was repaid for $1.6 million. In addition, a $2.0 million interest reserve was funded in relation to another mezzanine loan for the same underlying property.

Convertible Note Investment

On January 12, 2022, the Company, through one of the Subsidiary OPs, originated a $38.7 million convertible note. The investment bears interest at a fixed rate of 9.0% in the first year and matures on December 27, 2023.

OP Unit and SubOP Unit Redemptions

On January 7, 2022, the OP redeemed 8,496,144.16 SubOP Units for cash and issued 3,721,571.74 Class B OP Units and 4,774,572.42 Class C OP Units to the redeeming unitholders for the same cash amount. Following the issuance of OP Units, on January 7, 2022, the Company redeemed 4,774,572.42 Class C OP Units for cash and issued 4,774,570 shares of common stock to the redeeming unitholders for the same cash amount.

On February 14, 2022, the Company redeemed 395,003.86 Class C OP Units and issued 395,003 shares of common stock to the redeeming unitholder for the same cash amount.

Dividends Declared

On February 14, 2022, the Board approved a quarterly dividend of $0.5000 per share, payable on  March 31, 2022, to common stockholders of record on March 15, 2022.