Form 10-Q
period 2022-03-31
NexPoint Real Estate Finance, Inc.
filed 2022-05-03
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 14,587,514 shares of its common stock, par value $0.01 per share, outstanding.

i

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended March 31, 2022

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	Our loans and investments expose us to risks similar to and associated with debt-oriented real estate investments generally;

●	Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us;

●	Risks associated with the current COVID-19 pandemic, including unpredictable variants and the future outbreak of other highly infectious or contagious diseases;

●

Fluctuations in interest rate and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments;

●	Risks associated with the ownership of real estate;

●	Our loans and investments may be concentrated in terms of type of interest, geography, asset types and sponsors and may continue to be so in the future;

●	We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs;

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

●

Our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager’s compensation arrangements with us, including compensation that may be required to be paid to our Manager if our management agreement is terminated, which could result in decisions that are not in the best interests of our stockholders;

●	We pay substantial fees and expenses to our Manager and its affiliates, which may increase the risk that you will not earn a profit on your investment;

●

If we fail to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes, cash available for distributions ("CAD") to be paid to our stockholders could decrease materially, which would limit our ability to make distributions to our stockholders;

●	Risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and

●	Any other risks included under Part I, Item1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

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

iii

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$35,243	$26,459
Restricted cash	180	6,773
Bridge loan, net	13,433	—
Real estate investment, net (Note 8)	61,346	62,269
Loans held-for-investment, net	311,630	241,517
Common stock investment, at fair value	58,789	58,460
Mortgage loans, held-for-investment, net	744,525	847,364
Accrued interest and dividends	10,231	8,319
Mortgage loans held in variable interest entities, at fair value	6,716,235	7,192,547
CMBS structured pass-through certificates, at fair value (Note 6)	68,133	69,816
Accounts receivable and other assets	1,710	393
TOTAL ASSETS	$8,021,455	$8,513,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$699,816	$786,226
Master repurchase agreements	296,991	286,324
Unsecured notes, net	202,695	168,325
Mortgages payable, net	32,188	32,176
Accounts payable and other accrued liabilities	6,492	3,903
Accrued interest payable	7,696	3,985
Bonds payable held in variable interest entities, at fair value	6,266,928	6,726,272
Total Liabilities	7,512,806	8,007,211

Redeemable noncontrolling interests in the OP	149,262	261,423

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	—	7,175
Noncontrolling interest in subsidiary	95	95
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 14,772,261 and 9,450,921 shares issued and 14,485,274 and 9,163,934 shares outstanding, respectively	145	92
Additional paid-in capital	338,127	222,300
Retained earnings	33,766	28,367
Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 286,987 shares, respectively	(4,195)	(4,195)
Total Stockholders' Equity	359,387	245,283
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,021,455	$8,513,917

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net interest income
Interest income	$31,973	$12,649
Interest expense	(8,818)	(6,497)
Total net interest income	$23,155	$6,152
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	3,416	20,711
Change in unrealized gain (loss) on CMBS structured pass-through certificates	(4,340)	631
Change in unrealized gain on common stock investment	329	834
Loan loss provision	(151)	(124)
Realized losses	—	(65)
Other income	173	303
Net loss from consolidated real estate owned (Note 8)	(213)	—
Total other income (loss)	$(786)	$22,290
Operating expenses
General and administrative expenses	1,763	1,518
Loan servicing fees	1,141	1,336
Management fees	728	518
Total operating expenses	$3,632	$3,372
Net income	18,737	25,070
Net (income) attributable to preferred shareholders	(874)	(874)
Net (income) attributable to redeemable noncontrolling interests	(4,943)	(15,829)
Net income attributable to common stockholders	$12,920	$8,367

Weighted-average common shares outstanding - basic	13,855	5,023
Weighted-average common shares outstanding - diluted	22,030	19,199

Earnings per share - basic	$0.93	$1.67
Earnings per share - diluted	$0.81	$1.26

Dividends declared per common share	$0.5000	$0.4750

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
Three Months Ended March 31, 2022	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, December 31, 2021	1,645,000	$16	9,163,934	$92	$222,300	$28,367	$(4,195)	$(8,567)	$7,175	$95	$245,283
Vesting of stock-based compensation	—	—	60,309	1	532	—	—	—	—	—	533
Issuance of common stock through at-the-market offering, net	—	—	91,428	1	1,811	—	—	—	—	—	1,812
Conversion of redeemable noncontrolling interests in the OP	—	—	5,169,603	51	113,484	—	—	—	—	—	113,535
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	(7,175)	—	(7,175)
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	12,920	—	—	—	—	12,920
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(7,521)	—	—	—	—	(7,521)
Balances, March 31, 2022	1,645,000	$16	14,485,274	$145	$338,127	$33,766	$(4,195)	$(8,567)	$—	$95	$359,387

	Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock
Three Months Ended March 31, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	Total
Balances, December 31, 2020	1,645,000	$16	5,022,578	$50	$138,043	$3,485	$(4,784)	$(8,567)	$128,243
Vesting of stock-based compensation	—	—	—	—	391	—	—	—	391
Cancellation of common stock held in treasury	—	—	—	—	(589)	—	589	—	—
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	8,367	—	—	8,367
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($0.4750 per share)	—	—	—	—	—	(2,634)	—	—	(2,634)
Balances, March 31, 2021	1,645,000	$16	5,022,578	$50	$137,845	$9,218	$(4,195)	$(8,567)	$134,367

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$18,737	$25,070
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	9,900	2,516
Accretion of discounts	(3,030)	(1,668)
Depreciation and amortization of real estate investment	944	—
Amortization of deferred financing costs	12	—
Loan loss provision	151	124
Net change in unrealized (gain) loss on investments held at fair value	8,545	(16,476)
Net realized losses	—	65
Vesting of stock-based compensation	673	391
Payment in kind income	(168)	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(1,912)	(568)
Accounts receivable and other assets	(1,317)	(2,639)
Accrued interest payable	3,711	480
Accounts payable, accrued expenses and other liabilities	2,265	1,781
Net cash provided by operating activities	38,511	9,076

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	211,277	96,451
Proceeds from payments received on mortgage loans held for investment	124,633	834
Originations of bridge loan	(13,433)	—
Originations of loans, held-for-investment, net	(99,708)	(25,876)
Purchases of CMBS structured pass-through certificates, at fair value	(4,543)	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	(7,100)	—
Additions to real estate investments	(21)	—
Net cash provided by investing activities	211,105	71,409

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(86,410)	(766)
Distributions to bondholders of variable interest entities	(195,887)	(89,234)
Borrowings under master repurchase agreements	25,141	5,737
Principal repayments on borrowings under master repurchase agreements	(14,474)	(5,034)
Proceeds received from unsecured notes offering, net	34,173	—
Proceeds from the issuance of common stock through public offering, net of offering costs	1,812	—
Proceeds from the issuance of common stock	113,535	—
Redemption of redeemable noncontrolling interests in the OP	(113,535)	—
Payments for taxes related to net share settlement of stock-based compensation	(140)	—
Dividends paid to common stockholders	(7,197)	(2,386)
Dividends paid to preferred stockholders	(874)	(874)
Distributions to redeemable noncontrolling interests in the OP	(3,569)	(5,912)
Net cash used in financing activities	(247,425)	(98,469)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,191	(17,984)
Cash, cash equivalents and restricted cash, beginning of period	33,232	33,471
Cash, cash equivalents and restricted cash, end of period	$35,423	$15,487

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,910	$7,289
Supplemental Disclosure of Noncash Investing and Financing Activities
Increase in dividends payable upon vesting of restricted stock units	324	248
Increase in dividends payable to preferred stockholders	—	874

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of March 31, 2022, the Company holds approximately 76.21% of the common limited partnership units in the OP (“OP Units”), which represents 100% of the Class A OP Units, and the OP owns all of the common limited partnership units (“SubOP Units”) of three of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13). The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance Operating Partnership GP, LLC (the “OP GP”) is the sole general partner of the OP.

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

The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. The Company intends to achieve this objective primarily by originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily CMBS securitizations. The Company concentrates on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas. In addition, the Company targets lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Through active portfolio management, the Company seeks to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and  December 31, 2021 and results of operations for the three months ended March 31, 2022 and 2021 have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, and notes thereto in its Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

As a result of the COVID-19 pandemic, the Company has received and may continue to receive forbearance requests and may experience difficulty making new investments or redeploying proceeds from repayments of our existing investments, meeting financial covenants in the Company's debt obligations or accessing debt and equity capital on attractive terms, or at all. In addition, reduced economic activity may cause certain borrowers underlying the Company’s real estate related assets and senior loans to become delinquent or default on their loans, or seek to defer payment on, or refinance, their loans. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. From inception through  March 31, 2022, there have been four forbearance requests approved in the Company's CMBS B-Piece portfolio, representing 0.8% of the Company's consolidated unpaid principal balance outstanding. Additionally, there were nine forbearance requests approved in the Company's SFR Loan book. However, as of March 31, 2022, these loans were no longer in forbearance. Despite these forbearance requests, the master servicers continued to make payments to the Company for the portion of our CMBS B-Piece and SFR Loans that requested forbearance, and were approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), during the entire forbearance period. The payments made by master servicers during the forbearance period included both principal and interest payments for three months, and the forbearance agreement granted an option to the borrower to extend the forbearance period for an additional three months and required the borrower to repay Freddie Mac within twelve months of the end of the forbearance period. For additional information regarding the risks to the Company related to the COVID-19 pandemic, or any other future pandemic, see "Item 1A. Risk Factors" of our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of March 31, 2022, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.

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

CMBS Trusts

The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of, those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impact the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the eight CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche of the securities. The subordinate tranche includes the controlling class and has the ability to remove and replace the special servicer.

On the Consolidated Balance Sheets as of March 31, 2022, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

Investment in subsidiaries

The Company conducts its operations through the OP, which directly or through a subsidiary, acts as the general partner of the Subsidiary OPs. The Subsidiary OPs own investments through limited liability companies that are SPEs which own investments directly. The OP is the sole member of the Mezz LLC, which owns investments directly. The OP has three classes of OP Units: Class A, Class B and Class C. Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units and Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. The Company is the majority limited partner of the OP in terms of economic interests, holding approximately 76.21% of the OP Units in the OP as of  March 31, 2022, which represent 100% of the Class A OP Units, and the general partner of the OP must generally receive approval of the Board to take any actions. As such, the Company consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest, as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the unaudited consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities.

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

Acquisition Accounting

The Company accounts for the assets acquired in the Formation Transaction as asset acquisitions pursuant to ASC 805-50, rather than as business combinations. Substantially all of the fair value of the assets acquired are concentrated in a group of similar identifiable assets, i.e. the SFR Loans represent one acquisition of similar identifiable assets, and the acquisition of the CMBS B-Pieces represents an additional acquisition of similar identifiable assets. Additionally, there were no corresponding in-place workforce, servicing platforms or any other item that could be considered an input or process associated with these assets. As such, the SFR Loans and the CMBS B-Pieces do not constitute businesses as defined by ASC 805-10-55. As the investments in the Initial Portfolio were contributed to the Subsidiary OPs in a non-cash transaction, cost is based on the fair value of the assets at the time of contribution.

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

Mortgage and Other Loans Held-For-Investment, net

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

Purchase Price Allocation

The Company considers the acquisition of real estate investments as asset acquisitions. Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment and intangible lease assets in accordance with FASB ASC 805, Business Combinations. Acquisition costs are capitalized in accordance with FASB ASC 805.

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

Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations and replacements are capitalized at cost. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	30 years
Improvements	15 years
Furniture, fixtures and equipment	3 years
Intangible lease assets	6 months

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

Revenue Recognition

The Company owns a multifamily property whereby its primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. The Company records an allowance to reflect revenue that may not be collectable. This is recorded through a provision for bad debts, which is included in rental income in the accompanying Consolidated Statements of Operations. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, pets and administrative, application and other fees and are recognized when earned. The Company implemented the provisions of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) as of December 31, 2021. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective December 31, 2021. The Company presents the disclosure of leases in the Consolidated Statements of Operations and began presenting all rentals and reimbursements from tenants as a single line item within rental income (Note 8).

Expense Recognition

Interest expense, in accordance with the Company’s financing agreements, is recorded on the accrual basis. General and administrative expenses are expensed as incurred.

Allowance for Loan Losses

The Company, with the assistance of an independent valuations firm, performs a quarterly evaluation of loans classified as held for investment for impairment on a loan-by-loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If the Company determines that it is probable that it will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If a loan is considered to be impaired, the Company will establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. For non-impaired loans with no specific allowance the Company determines an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represents management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considers quantitative factors likely to cause estimated credit losses, including default rate and loss severity rates. The Company also evaluates qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets. Increases to (or reversals of) the allowance for loan loss are included in “Loan loss (provision)” on the accompanying Consolidated Statements of Operations.

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

1 – Outperform – Materially exceeds performance metrics (for example, technical milestones, occupancy, rents and net operating income) included in original or current credit underwriting and business plan;

2 – Exceeds Expectations – Collateral performance exceeds substantially all performance metrics included in original or current credit underwriting and business plan;

3 – Satisfactory – Collateral performance meets, or is on track to meet, underwriting; business plan is met or can reasonably be achieved;

4 – Underperformance – Collateral performance falls short of underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist or may soon occur absent material improvement; and

5 – Risk of Impairment/Default – Collateral performance is significantly worse than underwriting; major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable.

The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral, as well as the financial and operating capability of the borrower. Specifically, the collateral’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the collateral’s liquidation value. The Company also evaluates the financial condition of any loan guarantors, as well as any changes in the borrower’s competency in managing and operating the collateral. In addition, the Company considers the overall economic environment, real estate or industry sector and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.

The Company considers loans to be past-due when a monthly payment is due and unpaid for 60 days or more. Loans will be placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when they become 120 days or more past-due unless the loan is both well secured and in the process of collection. Accrual of interest on individual loans is discontinued when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Our policy is to cease accruing interest when a loan’s delinquency exceeds 120 days. All interest accrued but not collected for loans that are placed on nonaccrual status or subsequently charged-off are reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status.

For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. As of, and for the three months ended March 31, 2022, the Company had no loan modifications, and, thus no troubled debt restructurings.

A loan is written off when it is no longer realizable and/or it is legally discharged.

The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the three months ended March 31, 2022, there were no loans acquired with deteriorated credit quality.

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

SFR Loans, Preferred Equity Investments, Mezzanine Loans and Convertible Notes - SFR Loans, preferred equity, mezzanine loans and convertible debt investments are categorized as Level 3 assets in the fair value hierarchy. SFR Loans, preferred equity, mezzanine loans and convertible note investments are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows. The valuation is done for disclosure purposes only as these investments are not carried at fair value on the Consolidated Balance Sheets.

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

Income Taxes

The Company has elected to be taxed as a REIT and expects to continue to qualify as a REIT. As a result of the Company’s REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of March 31, 2022, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

The Company evaluates the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. There are no examinations in progress, and none are expected at this time.

The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2022.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases and off-balance sheet credit exposures (such as loan commitments, standby letters of credit and financial guarantees not accounted for as insurance) and requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect.

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

In March 2020, the FASB issued AU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the U.S. Dollar London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through  March 31, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Loans Held for Investment, Net

The Company’s investments in mortgage loans, mezzanine loans, preferred equity and convertible notes are accounted for as loans held for investment. The mortgage loans are presented as Mortgage loans, held-for-investment, net and the mezzanine loans, preferred equity and convertible notes are presented as Loans, held-for-investment, net on the Consolidated Balance Sheets. The following tables summarize our loans held for investment as of March 31, 2022 and December 31, 2021, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
March 31, 2022
Mortgage loans, held-for-investment	$700,309	$744,525	17	100.00%	4.82%	6.12
Mezzanine loans, held-for-investment	150,603	152,974	22	69.98%	8.94%	6.30
Preferred equity, held-for-investment	100,029	99,788	6	100.00%	10.43%	6.21
Convertible note, held-for-investment	59,135	58,868	2	100.00%	9.00%	1.74
	$1,010,076	$1,056,155	47	95.52%	6.23%	5.90

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average of loans paying a fixed rate is weighted on current principal balance.
(3)	The weighted-average coupon is weighted on outstanding face amount.
(4)

The weighted-average life is weighted on outstanding face amount and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2021
Mortgage loans, held-for-investment	$795,223	$847,364	21	100.00%	4.85%	6.45
Mezzanine loans, held-for-investment	152,144	154,516	23	69.28%	8.03%	6.50
Preferred equity, held-for-investment	66,697	66,624	6	100.00%	10.52%	3.84
Convertible note, held-for-investment	20,478	20,377	1	100.00%	9.00%	1.99
	$1,034,542	$1,088,881	51	95.48%	5.77%	6.20

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average of loans paying a fixed rate is weighted on current principal balance.
(3)	The weighted-average coupon is weighted on current principal balance.
(4)

The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

For the three months ended March 31, 2022 and 2021, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Balance at December 31,	$1,088,881	$1,045,891
Originations	99,708	25,876
Proceeds from principal repayments	(124,633)	(834)
PIK distribution reinvested in Preferred Units	168	—
Amortization of loan premium, net (1)	(7,818)	(1,759)
Loan loss provision	(151)	(124)
Realized losses	—	(65)
Balance at March 31,	$1,056,155	$1,068,985

(1)	Includes net amortization of loan purchase premiums.

As of March 31, 2022, and December 31, 2021, there were $46.7 million and $55.0 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.

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

March 31, 2022
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	47	1,056,155	100.00%
4	—	—	—
5	—	—	—
	47	$1,056,155	100.00%

December 31, 2021
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	51	1,088,881	100.00%
4	—	—	—
5	—	—	—
	51	$1,088,881	100.00%

As of March 31, 2022, all 47 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	March 31, 2022	December 31, 2021
Georgia	30.51%	38.93%
Florida	16.75%	16.90%
Texas	7.82%	7.74%
Nevada	6.12%	*
Maryland	5.72%	5.66%
Minnesota	4.91%	4.86%
New York	4.33%	*
California	4.29%	2.53%
Alabama	3.39%	3.35%
New Jersey	2.86%	2.83%
North Carolina	2.27%	2.23%
Missouri	1.20%	1.19%
Connecticut	*	2.87%
Other (18 and 19 states each at <1%)	9.83%	10.91%
	100.00%	100.00%

*Included in “Other.”

Collateral Property Type	March 31, 2022	December 31, 2021
Single Family Rental	67.77%	76.15%
Multifamily	28.99%	20.32%
Life Science	3.24%	3.53%
	100.00%	100.00%

4. CMBS Trusts

As of March 31, 2022, the Company consolidated all eight of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as financing cash flows.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	March 31, 2022	December 31, 2021
Mortgage loans held in variable interest entities, at fair value	$6,716,235	$7,192,547
Accrued interest receivable	2,063	2,212

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(6,266,928)	(6,726,272)
Accrued interest payable	(1,509)	(1,500)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net interest earned	$7,953	$5,700
Unrealized gain (loss)	(4,537)	15,011
Change in net assets related to consolidated CMBS variable interest entities	$3,416	$20,711

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	March 31, 2022	December 31, 2021
Texas	16.60%	16.88%
Florida	14.04%	14.77%
Arizona	10.15%	10.37%
California	8.75%	8.50%
Georgia	5.11%	4.97%
Washington	6.36%	6.19%
New Jersey	4.79%	4.65%
Nevada	3.61%	3.51%
Colorado	4.19%	4.08%
Connecticut	3.11%	3.02%
North Carolina	3.21%	3.12%
New York	2.14%	2.45%
Ohio	1.77%	1.72%
Virginia	1.75%	1.70%
Indiana	1.73%	1.68%
South Carolina	1.60%	1.56%
Maryland	1.60%	1.55%
Missouri	1.30%	1.26%
Other (20 and 20 states each at <1%)	8.19%	8.02%
	100.00%	100.00%

Collateral Property Type	March 31, 2022	December 31, 2020
Multifamily	98.38%	98.42%
Manufactured Housing	1.62%	1.58%
	100.00%	100.00%

5. Common Stock Investment

The Company owns approximately 25.8% of the total outstanding shares of NSP and thus can exercise significant influence over NSP and is accounted for under the equity method. The Company elected the fair-value option in accordance with ASC 825-10-10 for NSP.

The investment in NSP is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. The Company's valuation policy for common stock is to use readily available market prices on the relevant valuation date to the extent they are available. On a quarterly basis beginning March 31, 2021, the Company determines the value using widely accepted valuation techniques, including the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to the consolidated NSP cash flows, a top-down approach. In addition, as a secondary check for reasonableness, a bottoms-up approach was also used by valuing the wholly-owned self-storage assets in aggregate and development loans individually. In this bottoms-up approach, the discounted cash flow methodology is also applied to the self-storage assets owned by NSP. Additionally, the income approach is used to determine the fair value of the development loans owned by NSP whereby contractual cash flows are discounted at observable market discount rates. The valuation relies primarily on the top-down approach, but uses the bottoms-up approach to ensure reasonable accuracy.

The following table presents the NSP common stock investment as of March 31, 2022 and December 31, 2021, respectively (in thousands, except share amounts):

	Investment		Shares		Fair Value
Investment	Date	Property Type	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$58,789	$58,460

6. CMBS Structured Pass-Through Certificates

As of March 31, 2022, the Company held thirteen CMBS I/O Strips at fair value. These CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. See Note 2 and Note 10 for additional disclosures regarding valuation methodologies for the CMBS I/O Strips.

The following table presents the CMBS I/O Strips as of  March 31, 2022 (in thousands):

	Investment
Investment	Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$2,170	Multifamily	2.02%	14.49%	9/25/2046
CMBS I/O Strip	8/6/2020		7,799	Multifamily	0.10%	15.02%	6/25/2030
CMBS I/O Strip	8/6/2020		21,807	Multifamily	2.98%	14.83%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	6,715	Multifamily	1.59%	14.27%	1/25/2030
CMBS I/O Strip	5/27/2021		4,403	Multifamily	3.38%	14.50%	5/25/2030
CMBS I/O Strip	6/7/2021		543	Multifamily	2.31%	17.08%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	9,231	Multifamily	1.25%	14.27%	5/25/2029
CMBS I/O Strip	6/21/2021		1,649	Multifamily	1.19%	16.73%	5/25/2030
CMBS I/O Strip	8/10/2021		2,989	Multifamily	1.89%	14.66%	4/25/2030
CMBS I/O Strip	8/11/2021		1,575	Multifamily	3.10%	12.81%	7/25/2031
CMBS I/O Strip	8/24/2021		294	Multifamily	2.61%	13.43%	1/25/2031
CMBS I/O Strip	9/1/2021		4,424	Multifamily	1.92%	13.86%	6/25/2030
CMBS I/O Strip	9/11/2021		4,534	Multifamily	2.95%	12.82%	9/25/2031
Total			$68,133		2.11%	14.49%

(1)	Current yield is the annualized income earned divided by the cost basis of the investment.
(2)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(3)

The Company, through the Subsidiary OPs, purchased approximately $80.0 million, $35.0 million, $40.0 million and $50.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021, September 29, 2021, February 3, 2022 and March 18, 2022, respectively.

The following table presents the CMBS I/O Strips as of December 31, 2022 (in thousands):

	Investment
Investment	Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$2,356	Multifamily	2.02%	14.47%	9/25/2046
CMBS I/O Strip	8/6/2020		8,383	Multifamily	0.10%	14.67%	6/25/2030
CMBS I/O Strip	8/6/2020		23,188	Multifamily	2.98%	14.48%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	7,274	Multifamily	1.59%	13.88%	1/25/2030
CMBS I/O Strip	5/27/2021		4,781	Multifamily	3.38%	14.16%	5/25/2030
CMBS I/O Strip	6/7/2021		589	Multifamily	2.31%	16.56%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	6,424	Multifamily	1.26%	13.57%	5/25/2029
CMBS I/O Strip	6/21/2021		1,850	Multifamily	1.20%	17.02%	5/25/2030
CMBS I/O Strip	8/10/2021		3,246	Multifamily	1.89%	14.30%	4/25/2030
CMBS I/O Strip	8/11/2021		1,697	Multifamily	3.10%	12.55%	7/25/2031
CMBS I/O Strip	8/24/2021		317	Multifamily	2.61%	13.14%	1/25/2031
CMBS I/O Strip	9/1/2021		4,827	Multifamily	1.92%	13.53%	6/25/2030
CMBS I/O Strip	9/11/2021		4,884	Multifamily	2.95%	12.55%	9/25/2031
Total			$69,816		2.15%	14.16%

(1)	Current yield is the annualized income earned divided by the cost basis of the investment.
(2)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021, and May 4, 2021, respectively.
(3)

The Company, through the Subsidiary OPs, purchased approximately $80.0 million and $35.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021, and September 29, 2021, respectively.

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net interest earned	$1,165	$611
Change in unrealized gain on CMBS structured pass-through certificates	(4,340)	631
	$(3,175)	$1,242

7. Bridge Loan

On March 31, 2022, the Company, through one of the Subsidiary OPs, originated a bridge loan for $13.5 million. The bridge loan is secured by a development property in Las Vegas, Nevada, and was used by the borrower to finance the acquisition of the property prior to obtaining construction financing. The loan bears interest at a rate of 1.50% plus the Wall Street Journal Prime Rate (“WSJ Prime”) and matures on October 1, 2022.

8. Real Estate Investment, net

On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina. As of  March 31, 2022, the property was 92.2% occupied, with effective rent per occupied unit of $1,529 per month (unaudited).

As of  March 31, 2022, the major components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investment, Net	Land	Buildings and Improvements	Intangible Lease Assets	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,813	$954	$527	$62,290
Accumulated depreciation and amortization	—	(424)	(477)	(43)	(944)
Total Real Estate Investment, Net	$10,996	$49,389	$477	$484	$61,346

As of  December 31, 2021, the major components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investment, Net	Land	Buildings and Improvements	Intangible Lease Assets	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,807	$954	$512	$62,269
Accumulated depreciation and amortization	—	—	—	—	—
Total Real Estate Investment, Net	$10,996	$49,807	$954	$512	$62,269

The following table reflects the revenue and expenses for the three months ended March 31, 2022 and 2021, for our multifamily property (in thousands).

	For the Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$931	$—
Other income	5	—
Total revenues	936	—
Expenses
Interest expense	236	—
Real estate taxes and insurance	113	—
Property operating expenses	147	—
Property general and administrative expenses	33	—
Property management fees	27	—
Depreciation and amortization	944	—
Rate cap (income) expense	(351)	—
Total expenses	1,149	—
Net loss from consolidated real estate owned	$(213)	$—

9. Debt

The following table summarizes the Company’s financing arrangements in place as of March 31, 2022:

	March 31, 2022
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	296,991	296,991	N/A	(5)	2.22%	0.03	2,072,842	479,087	503,642	7.8
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	639,902	639,902	7/12/2029		2.36%	6.1	700,309	744,525	744,525	6.1
Mezzanine loans
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	8.1	97,899	100,791	100,791	8.1
Multifamily property
CBRE	12/31/2021	32,480	32,188	6/1/2028	(6)	3.00%	6.2	N/A	61,346	61,346	6.2
Unsecured Financing
Various	10/15/2020	36,500	35,303	10/25/2025		7.50%	3.6	N/A	N/A	N/A	N/A
Various	4/20/2021	170,000	167,392	4/15/2026		5.75%	4.0	N/A	N/A	N/A	N/A
Total/weighted average		$1,235,787	$1,231,690			2.86%	4.4	$2,871,050	$1,385,749	$1,410,304	7.4

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value on an unconsolidated basis. SFR Loans and mezzanine loans are shown at their amortized cost.
(4)

On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.

(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.
(6)	Debt was assumed upon acquisition of this property and recorded at the outstanding principal amount, net of debt issuance costs. The loan can be prepaid at a 1.0% prepayment premium on any unpaid principal. The loan is open to pre-payment in the last three months of the term.

          The following table summarizes the Company’s financing arrangements in place as of December 31, 2021:

	December 31, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	286,324	286,324	N/A	(5)	1.97%	0.03	2,101,790	499,975	531,367	8.0
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	726,312	726,312	7/12/2029		2.41%	6.5	795,223	847,364	847,364	6.5
Mezzanine
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	8.3	97,899	100,857	100,857	8.3
Multifamily
CBRE	12/31/2021	32,480	32,176	6/1/2028	(6)	2.76%	6.4	N/A	62,269	62,269	6.4
Unsecured Financing
Various	10/15/2020	36,500	35,233	10/25/2025		7.50%	3.8	N/A	N/A	N/A	N/A
Various	4/20/2021	135,000	133,092	4/15/2026		5.75%	4.3	N/A	N/A	N/A	N/A
Total/weighted average		$1,276,530	$1,273,051			2.72%	4.80	$2,994,912	$1,510,465	$1,541,857	7.6

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value on an unconsolidated basis. SFR Loans and mezzanine loans are shown at their amortized cost.
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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of March 31, 2022. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value, which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of March 31, 2022, the outstanding balance on the Credit Facility was $639.9 million.

In connection with certain of our previous CMBS acquisitions and a mezzanine debt investment, we, through the Subsidiary OPs, have borrowed approximately $297.0 million under our repurchase agreements and posted $2.1 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of March 31, 2022. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

On October 15, 2020, the OP issued 7.50% Senior Unsecured Notes (the “OP Notes”) for an aggregate principal amount of $36.5 million and a coupon rate of 7.50%. The OP Notes are due October 15, 2025 and were sold at approximately 99% of par value for proceeds of approximately $36.1 million before offering costs. Additionally, the OP Notes are fully guaranteed by the Company in the event that the OP cannot satisfy the obligations of the OP Notes. As of  March 31, 2022, any action required under the guaranty is considered remote.

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

On April 20, 2021, the Company issued $75 million in aggregate principal amount of its 5.75% Senior Unsecured Notes due 2026 (the “5.75% Notes”) at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Senior Unsecured Notes at issuance.

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

As of March 31, 2022, the outstanding principal balances related to the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

		Outstanding
	Investment	Principal
Investment	Date	Balance	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,690	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	46,094	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	34,983	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,409	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	9,013	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,887	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	8,095	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	6,860	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	6,016	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,656	Various	Single-family	Fixed	2.68%	11/1/2028
Senior loan	2/11/2020	5,690	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	5,078	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	4,830	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	4,791	Various	Single-family	Fixed	2.97%	1/1/2029
Senior loan	2/11/2020	4,180	Various	Single-family	Fixed	3.06%	2/1/2029
Total		$639,902				2.36%
Mezzanine Loans
Senior loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Senior loan	10/20/2020	662	Urbandale, IA	Multifamily	Fixed	0.30%	11/1/2030
Total		$59,914				0.30%

For the three months ended March 31, 2022 and 2021, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Balances as of December 31,	$1,273,051	$1,036,878
Principal borrowings	59,314	5,737
Principal repayments	(100,884)	(5,800)
Accretion of discounts	197	65
Amortization of deferred financing costs	12	—
Balances as of March 31,	$1,231,690	$1,036,880

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2022 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2022(1)	$—	$(296,991)	$(296,991)
2023	—	(4,830)	(4,830)
2024	—	(5,690)	(5,690)
2025	(36,500)	(46,094)	(82,594)
2026	(202,480)	(9,284)	(211,764)
Thereafter	—	(633,918)	(633,918)
	$(238,980)	$(996,807)	$(1,235,787)

(1)	The transactions in place in the master repurchase agreement with Mizuho have a one-month to two-month tenor and are expected to roll accordingly.

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

●

Level 2 inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar instruments in active markets and inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves, that are observable at commonly quoted intervals.

●	Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, related market activity for the asset or liability.

The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Derivative Financial Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings. In order to minimize counterparty credit risk, the Company enters into and expects to enter into hedging arrangements only with major financial institutions that have high credit ratings.

The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On December 30, 2021, the Company, through a subsidiary, entered into a $32.5 million interest rate cap agreement at a strike rate of 2.29% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on June 1, 2024.

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

Long-term indebtedness is carried at amounts that reasonably approximate their fair value. In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

Amounts borrowed under master repurchase agreements are based on their contractual amounts that reasonably approximate their fair value given the short to moderate term and floating rate nature.

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of  March 31, 2022 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$35,243	$35,243	$—	$—	$35,243
Restricted cash	180	180	—	—	180
Bridge loan, net	13,433	—	—	13,433	13,433
Real estate investment, net	61,346	—	—	61,346	61,346
Loans, held-for-investment, net	311,630	—	—	328,150	328,150
Common stock investment, at fair value	58,789	—	—	58,789	58,789
Mortgage loans, held-for-investment, net	744,525	—	—	746,286	746,286
Accrued interest and dividends	10,231	10,231	—	—	10,231
Mortgage loans held in variable interest entities, at fair value	6,716,235	—	6,716,235	—	6,716,235
CMBS structured pass-through certificates, at fair value	68,133	—	68,133	—	68,133
Accounts receivable and other assets	1,710	1,710	—	—	1,710
	$8,021,455	$47,364	$6,784,368	$1,208,004	$8,039,736

Liabilities
Secured financing agreements, net	$699,816	$—	$—	$720,367	$720,367
Master repurchase agreements	296,991	—	—	296,991	296,991
Unsecured notes, net	202,695	—	—	202,695	202,695
Mortgages payable, net	32,188	—	—	32,188	32,188
Accounts payable and other accrued liabilities	6,492	6,492	—	—	6,492
Accrued interest payable	7,696	7,696	—	—	7,696
Bonds payable held in variable interest entities, at fair value	6,266,928	—	6,266,928	—	6,266,928
	$7,512,806	$14,188	$6,266,928	$1,252,241	$7,533,357

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

	Carrying Value	Valuation Technique	Unobservable Inputs	Input Values
Common stock investment, at fair value	$58,789	Discounted cash flow	Terminal cap rate	4.88%
			Discount rate	9.25%

The table below reflects a summary of changes for the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets for the three months ended March 31, 2022:

	Balance as of 12/31/21	Change in Unrealized Gains/(Losses)	Balance as of 3/31/22
Common stock investment, at fair value	$58,460	$329	$58,789

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 13). The redemption value is based on the fair value of the Company’s common stock at the redemption date and therefore is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs, such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At March 31, 2022, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets (see Note 13).

11. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2022, the Company issued 60,309 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 91,428 shares of common stock pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of March 31, 2022, the Company had 14,772,261 shares of common stock, par value $0.01 per share, issued and 14,485,274 shares of common stock, par value $0.01 per share, outstanding.

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

Share Repurchase Program

On March 9, 2020, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock, par value $0.01 per share, during a two-year period that expired on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time. From inception through expiration, the Company  repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987.

Long Term Incentive Plan

On January 31, 2020, the NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “2020 LTIP”) was approved, and on May 7, 2020, the Company filed a registration statement on Form S-8 registering 1,319,734 shares of common stock, par value $0.01 per share, which the Company may issue pursuant to the 2020 LTIP. The 2020 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, and on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of  March 31, 2022:

	2022
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2022	439,087		$15.97
Granted	276,940		19.85
Vested	(66,919)	(1)	19.39
Forfeited	—		—
Outstanding March 31, 2022	649,108		$17.28

(1)

Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 60,309 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the restricted stock units is as follows:

	Shares Vesting
	February	May	November	Total
2022	—	68,569	1,201	69,770
2023	133,670	68,569	—	202,239
2024	121,206	68,564	—	189,770
2025	121,210	—	—	121,210
2026	66,119	—	—	66,119
Total	442,205	205,702	1,201	649,108

At-The-Market-Offering

On March 31, 2021, the Company, the OP and the Manager entered into separate equity distribution agreements (the “2021 Equity Distribution Agreements”) with each of Raymond James & Associates, Inc. (“Raymond James”), Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the “2021 Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “2021 ATM Program”). The 2021 Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. On December 16, 2021, the Company terminated each 2021 Equity Distribution Agreement.

Sales of shares of common stock or Series A Preferred Stock under the 2021 ATM Program, if any, may have been made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act including, without limitation, sales made by means of ordinary brokers' transactions on the NYSE, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. The Company did not incur any termination penalties as a result of the 2021 Equity Distribution Agreements. As of the termination date, no Series A Preferred Stock had been sold through the 2021 ATM Program. The following table contains summary information of the 2021 ATM Program for sales from inception through the termination date:

Gross Proceeds	$11,264,237
Shares of Common Stock Issued	532,694
Gross Average Sale Price per Share of Common Stock	$21.15

Sales Commissions	$168,963
Offering Costs	793,779
Net Proceeds	10,301,495
Average Price Per Share, net	$19.34

On March 15, 2022, the Company, the OP and the Manager entered into separate equity distribution agreements (the “2022 Equity Distribution Agreements”) with each of Raymond James, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the “2022 Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “2022 ATM Program”). The 2022 Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale.

Sales of shares of common stock or Series A Preferred Stock under the 2022 ATM Program, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act including, without limitation, sales made by means of ordinary brokers' transactions on the NYSE, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.

The following table contains summary information of the 2022 ATM Program since its inception:

Gross Proceeds	$2,051,774
Shares of Common Stock Issued	91,428
Gross Average Sale Price per Share of Common Stock	$22.44

Sales Commissions	$30,787
Offering Costs	208,873
Net Proceeds	1,812,114
Average Price Per Share, net	$19.82

Noncontrolling Interest in Subsidiary

On April 1, 2021, a subsidiary of one of the Subsidiary OPs (such subsidiary, the “REIT Sub”) closed its issuance of 125 preferred membership units of the REIT Sub (the “Preferred Membership Units”) at a price of $1,000 per unit, for gross proceeds of approximately $0.1 million, net of offering costs and initial administrative expenses. Holders of Preferred Membership Units are entitled to receive distributions semiannually from the REIT Sub at a per annum rate equal to 12.0% of the total of the purchase price of $1,000 per unit plus accumulated and unpaid distributions. The Preferred Membership Units are generally redeemable by the REIT Sub at any time for $1,000 per unit plus accumulated and unpaid distributions and an additional redemption premium if the Preferred Membership Units are redeemed on or before December 31, 2023. The issuance of the 125 Preferred Membership Units is presented as “Noncontrolling interest in subsidiary” on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity.

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

The following table contains summary information of the secondary public offering:

Gross Proceeds	$43,253,700
Shares of Common Stock Issued	2,059,700
Gross Average Sale Price per Share of Common Stock	$21.00

Underwriting Discounts	$1,946,417
Offering Costs	813,748
Net Proceeds	40,493,535
Average Price Per Share, net	$19.66

OP Unit Redemption

At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,578,905.9 shares of the Company's common stock to related parties in connection with the redemption of the OP Units or SubOP Units that may be redeemed for OP Units. On September 8, 2021, the Company redeemed approximately 1,479,132 OP Units and issued 1,479,132 shares of common stock to the redeeming unitholders. On January 7, 2022, the Company redeemed approximately 4,774,572 OP Units and issued 4,774,570 shares of common stock to the redeeming unitholders. On February 14, 2022, the Company redeemed approximately 395,033 OP Units and issued 395,033 shares of common stock to the redeeming unitholders.

Dividends

The Board declared the first quarterly dividend of 2022 to common stockholders of $0.50 per share on February 17, 2022, which was paid on March 31, 2022, to common stockholders of record as of March 15, 2022.

The Board declared a dividend to preferred stockholders of $0.53125 per share on March 18, 2022, which was paid on April 25, 2022, to preferred stockholders of record as of  April 14, 2022.

12. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding and excludes any unvested restricted stock units issued pursuant to the 2020 LTIP.

Diluted earnings per share is computed by adjusting basic earnings per share for the dilutive effect of the assumed vesting of restricted stock units. Additionally, the Company includes the dilutive effect of the potential redemption of OP Units for common shares in accordance with the amended partnership agreement of the OP. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Net income attributable to common stockholders	$12,920	$8,367

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	4,943	15,829
Net income for diluted computations	$17,863	$24,196

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	13,855	5,023
Average number of unvested restricted stock units	525	389
Average number of OP Units and SubOP Units	7,650	13,787
Average number of common shares outstanding - diluted	22,030	19,199
Earnings per weighted average common share:
Basic	$0.93	$1.67
Diluted	$0.81	$1.26

13. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of March 31, 2022, the Company holds the majority economic interests in the OP. Net income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

Pursuant to the second amended and restated the partnership agreement of the OP (the “OP LPA”), limited partners holding OP Units have the right to cause the OP to redeem their units at a redemption price equal to and in the form of the Cash Amount (as defined in the OP LPA), provided that such OP Units have been outstanding for at least one year. The Company may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Shares Amount (generally one share of common stock of the Company for each OP Unit, subject to adjustment) as defined in the OP LPA. Notwithstanding the foregoing, a limited partner will not be entitled to exercise its redemption right to the extent the issuance of the Company’s common stock to the redeeming limited partner would (1) be prohibited, as determined in the Company’s sole discretion, under the Company’s charter or (2) cause the acquisition of common stock by such redeeming limited partner to be “integrated” with any other distribution of the Company’s common stock for purposes of complying with the Securities Act. Accordingly, the Company records the OP Units held by noncontrolling limited partners outside of permanent equity and reports the OP Units at the greater of their carrying value or their redemption value using the Company’s stock price at each balance sheet date.

The Cash Amount is defined in the partnership agreement of the OP as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company’s common stock, which because the Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) will be calculated for the ten consecutive trading days (the “Ten Day VWAP”) immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the “Valuation Date”).  The Ten Day VWAP calculated based on a Valuation Date of  March 31, 2022 was $22.46, and there were 7,138,382 OP Units outstanding other than those held by the Company. Assuming that (1) the Ten Day VWAP exceeded the NAV, (2) all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of March 31, 2022 and (3) the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $160.3 million in cash consideration to redeem the OP Units.

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

On September 8, 2021, the general partner of the OP executed the OP LPA for the purposes of creating a board of directors of the OP (the “Partnership Board”) and subdividing and reclassifying the outstanding OP Units into Class A, Class B and Class C OP Units. The OP LPA generally provides that the newly created Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the Partnership Board, and that the Class C OP Units have no voting power. The reclassification of the OP Units did not have a material effect on the economic interests of the holders of OP Units. In connection with the OP LPA, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by NexPoint Diversified Real Estate Trust were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units.

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

As of March 31, 2022, the Company owns 76.21% of the OP Units representing 100% of the Class A OP Units. See Note 11 for additional disclosures regarding redemption of OP Units.

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the three months ended March 31, 2022 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Redeemable noncontrolling interests in the OP, December 31,	$261,423	$275,670
Net income attributable to redeemable noncontrolling interests in the OP	4,943	15,829
Redemption of redeemable noncontrolling interests in the OP	(113,535)	—
Distributions to redeemable noncontrolling interests in the OP	(3,569)	(5,912)
Redeemable noncontrolling interests in the OP, March 31,	$149,262	$285,587

The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
March 31, 2022	14,485,274	7,138,382	21,623,656

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

“EAD” means the net income (loss) attributable to the common stockholders of the Company, computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive (loss), or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain GAAP adjustments and transactions that may not be indicative of the Company’s current operations, in each case after discussions between the Manager and the independent directors of the Board and approved by a majority of the independent directors of the Board. EAD has replaced our prior presentation of Core Earnings.

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2022, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334.08 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas, with 94.9% occupancy as of  March 31, 2022. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 82.9% and a maturity date of May 1, 2030.

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

RSU Issuance

On   May 8, 2020, in accordance with the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 22, 2021, the Company granted 233,385 restricted stock units to its directors, officers employees and certain key employees of the Manager and its affiliates, on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, and on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors. See Note 11 for additional disclosures.

Notes Offering

On April 20, 2021, the Company issued $75.0 million aggregate amount of its 5.75% Notes at a price equal to 99.5% par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Notes at issuance.

OP Unit Redemptions

At the 2021 annual meeting of the Company, the Company’s stockholders approved the potential issuance of 13,758,905.9 shares of the Company’s common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On September 8, 2021, the Company redeemed approximately 1,479,132 OP Units and issued 1,479,132 shares of common stock to the redeeming unitholders. On January 7, 2022, the Company redeemed approximately 4,774,572 OP Units and issued 4,774,570 shares of common stock to the redeeming unitholders. On February 14, 2022, the Company redeemed approximately 395,033 OP Units and issued 395,033 shares of common stock to the redeeming unitholders.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the three months ended March 31, 2022, operating expenses did not exceed the Expense Cap.

For the three months ended March 31, 2022 and 2021, the Company incurred management fees of $0.7 million and $0.5 million, respectively.

15. Commitments and Contingencies

Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. The Company funded $3.0 million on September 29, 2021, on November 8, 2021, the Company funded $30.0 million, on December 20, 2021, the Company funded $3.8 million, on January 14, 2022, the Company funded $0.9 million, on January 19, 2022, the Company funded $0.2 million, and on January 27, 2022, the Company funded $18.5 million. The Company  may have the obligation to fund an additional $18.6 million by September 29, 2023, which the issuer may extend for up to two years at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of March 31, 2022, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units is considered remote for the period ended  March 31, 2022.

The OP Notes previously described in Note 9 are fully guaranteed by the Company. As of March 31, 2022, there has been no indication that the OP will not be able to satisfy the terms of the OP Notes. The Company considers any action required under the guaranty to be remote.

16. Subsequent Events

Preferred Equity Investment

On April 7, 2022, the Company, through one of the Subsidiary OPs purchased a preferred equity interest of approximately $2.7 million in a self-storage property in Beaumont, Texas. The investment bears interest at an annual rate of 9.95% plus SOFR. Of this amount, 5.0% is paid in cash on a monthly basis, while the remaining is accrued, compounded on a monthly basis and will be upon redemption, sale of the property, or refinancing of the property.

Convertible Note Investment

On April 14, 2022, the two convertible notes converted into 1,394,213 shares or $25.0 million of common stock in a ground lease REIT, the parent company of the borrower. The remaining principal and accrued interest was paid off on the date of conversion.

 SFR Loan

On  April 25, 2022, one SFR Loan with a principal balance of $6.1 million was paid off. One of the Subsidiary OPs received $1.3 million in prepayment penalties related to the paydown.

CMBS Acquisition

On April 28, 2022, the Company, through a Subsidiary OP, purchased approximately $42.2 million aggregate principal amount of the Class B tranche of the Freddie Mac SB-58 CMBS at a price equal to 92.6% of par value, or approximately $39.1 million.  The investment has a coupon rate of 4.4% and a maturity date of November 25, 2038. Approximately $25.4 million of the purchase price was financed through a repurchase agreement bearing an interest rate of 1.65% over one-month LIBOR.

Dividends Declared

On April 25, 2022, the Board approved a quarterly dividend of $0.50 per share, payable on  June 30, 2022, to common stockholders of record on June 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and the “Risk Factors” in Part 1, Item 1A, “Risk Factors” of our Annual Report.

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

Our investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We seek to employ a flexible and relative-value focused investment strategy and expect to re-allocate capital periodically among our target investment classes. We believe this flexibility will enable us to efficiently manage risk and deliver attractive risk-adjusted returns under a variety of market conditions and economic cycles. For highlights of our recent acquisition, financing and other activity, see “—Purchases and Dispositions in the Quarter” and “—Liquidity and Capital Resources” below. Our business continues to be subject to the uncertainties associated with COVID-19. For additional information, see Note 2 to our consolidated financial statements.

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of March 31, 2022 approximately $15.7 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates and related entities, including NexBank, is one of the most experienced global alternative credit managers managing approximately $16.7 billion of loans and debt or credit related investments as of March 31, 2022 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources, including research capabilities, an extensive relationship network, other proprietary information, scalability and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

On October 15, 2021, a lawsuit was filed by a trust formed in connection with the Highland bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. The lawsuit makes claims against a number of entities, including our Sponsor and James Dondero. The lawsuit does not include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the lawsuit has no merit and they intend to vigorously defend against the claims. We do not expect the lawsuit will have a material effect on our business, results of operations or financial condition.

Purchases and Dispositions in the Quarter

Acquisitions and Originations

The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended March 31, 2022. The amounts in the table below are as of the purchase or investment date:

Investment	Investment Date	Tranche	Outstanding Principal Amount		Cost (% of Par Value)	Coupon	Current Yield	Maturity Date	Interest Rate Type
Convertible Note	1/12/2022	N/A	$38,656,456		99.5%	9.00%	9.05%	12/27/2023	Fixed Rate
Preferred Equity	1/14/2022	N/A	19,594,241		99.5%	10.00%	10.05%	9/29/2023	Fixed Rate
Preferred Equity	1/27/2022	N/A	41,846,978		100.0%	6.50%	10.50%	3/1/2032	Fixed Rate
FRESB 2019-SB64	2/3/2022	X1	27,106,367	(1)	8.0%	1.25%	15.57%	5/25/2029	Interest Only
FREMF 2017-K62	2/10/2022	D	10,000,000		71.0%	0.00%	7.03%	12/31/2026	Zero-Coupon
FRESB 2019-SB64	3/18/2022	X1	32,209,026	(1)	7.4%	1.25%	16.91%	5/25/2029	Interest Only
Bridge Loan	3/31/2022	N/A	13,500,000		99.5%	WSJ Prime + 1.50%	5.03%	10/1/2022	Floating Rate
			$182,913,068			5.24%	11.43%

(1)	IO/Strips reflect outstanding notional amount.

Redemptions

The following investments redeemed or matured during the three months ended March 31, 2022:

Investment	Investment Date	Disposition Date	Amortized Cost Basis	Redemption Proceeds	Prepayment Penalties	Net Gain on Repayment
Preferred Equity	11/8/2022	1/11/2022	$6,574,994	$6,639,367	$544,796	$609,169
Preferred Equity	2/11/2020	1/12/2022	5,278,530	5,056,000	—	(222,530)
SFR Loan	2/11/2020	1/25/2022	7,967,571	7,438,341	1,687,146	1,157,916
SFR Loan	2/11/2020	1/25/2022	8,432,259	7,728,462	2,074,920	1,371,123
SFR Loan	2/11/2020	1/25/2022	18,573,187	16,969,898	4,579,526	2,976,237
Preferred Equity	11/8/2022	1/28/2022	16,439,352	16,598,416	1,280,543	1,439,607
Mezzanine Loan	1/21/2021	1/31/2022	1,513,720	1,540,798	—	27,078
SFR Loan	2/11/2020	2/25/2022	65,986,054	62,023,000	12,545,996	8,582,942
			$130,765,668	$123,994,281	$22,712,928	$15,941,542

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

The following table presents the components of net interest income for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31,
	2022			2021
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$22,138	$767,567	11.54%	$8,733	$917,113	3.81%
Mezzanine loans, held-for-investment	3,508	152,982	9.17%	2,736	113,260	9.66%
Preferred equity, held-for-investment	3,796	86,385	17.58%	569	19,209	11.85%
Convertible notes, held-for-investment	1,253	54,563	9.19%	—	—	N/A
CMBS structured pass-through certificates, at fair value	1,278	72,762	7.03%	611	38,954	6.27%
Total interest income	$31,973	$1,134,259	11.28%	$12,649	$1,088,536	4.65%
Interest expense
Master repurchase agreements, net	(1,518)	(298,872)	2.03%	(819)	(162,122)	2.02%
Long-term seller financing, net	(4,109)	(733,050)	2.24%	(4,929)	(780,080)	2.53%
Unsecured notes, net	(3,191)	(197,091)	6.48%	(749)	(36,500)	8.21%
Total interest expense	$(8,818)	$(1,229,013)	2.87%	$(6,497)	$(978,702)	2.66%
Net interest income (3)	$23,155			$6,152

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis and includes prepayment penalties.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

Other Income (Loss)

Change in net assets related to consolidated CMBS variable interest entities. Includes unrealized gain (loss) based on changes in the fair value of the assets and liabilities of the CMBS trusts and net interest earned on the consolidated CMBS trusts. See Note 4 to our consolidated financial statements for additional information.

Change in unrealized gain on CMBS structured pass-through certificates. Includes unrealized gain (loss) based on changes in the fair value of the CMBS I/O Strips. See Note 6 to our consolidated financial statements for additional information.

Change in unrealized gain on common stock investment held at fair value. Includes unrealized gain (loss) based on changes in the fair value of our common stock investment in NSP. See Note 5 to our consolidated financial statements for additional information.

Loan loss provision. Loan loss provision represents the change in our allowance for loan losses. See Note 2 to our consolidated financial statements for additional information.

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

Operating Expenses

G&A expenses. G&A expenses include, but are not limited to, audit fees, legal fees, listing fees, Board fees, equity-based and other compensation expenses, investor-relations costs and payments of reimbursements to our Manager. The Manager will be reimbursed for expenses it incurs on behalf of the Company; however, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, except that 50% of the salary of our VP of Finance is allocated to us, and we may grant equity awards to our officers under the 2020 LTIP. Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value determined in accordance with GAAP, for any calendar year or portion thereof; provided, however, this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate related investments. To the extent total corporate G&A expenses would otherwise exceed 2.5% of equity book value, our Manager will waive all or a portion of its Annual Fee to keep our total corporate G&A expenses at or below 2.5% of equity book value.

Loan servicing fees. We pay various service providers fees for loan servicing of our SFR Loans, mezzanine loans and consolidated CMBS trusts. We classify the expenses related to the administration of the SFR Loans and mezzanine loans as servicing fees, while the fees associated with the CMBS trusts are included as a component of the change in net assets related to consolidated CMBS VIEs.

Management fees. Management fees include fees paid to our Manager pursuant to the Management Agreement.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table sets forth a summary of our operating results for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net interest income	$23,155	$6,152
Other income (loss)	(786)	22,290
Operating expenses	(3,632)	(3,372)
Net income	18,737	25,070
Net (income) attributable to preferred shareholders	(874)	(874)
Net (income) attributable to redeemable noncontrolling interests	(4,943)	(15,829)
Net income attributable to common stockholders	$12,920	$8,367

The change in our net income for the three months ended March 31, 2022, as compared to the net income for the three months ended March 31, 2021, primarily relates to an increase in net interest income offset by a decrease in other income and an increase in operating expenses. Our net income attributable to common stockholders for the three months ended March 31, 2022 was approximately $12.9 million. We earned approximately $23.2 million in net interest income, ($0.8) million in other income (loss), incurred operating expenses of $3.6 million, allocated approximately $0.9 million of income to preferred stockholders and allocated approximately $4.9 million of income to redeemable noncontrolling interest in the OP for the three months ended March 31, 2022.

Revenues

Net interest income. Net interest income was $23.2 million for the three months ended March 31, 2022, compared to $6.2 million for the three months ended March 31, 2021, which was an increase of approximately $17.0 million. The increase between the periods is primarily due to prepayment penalties related to early paydowns offset by accelerated premium amortization. Additionally, an increase in investments compared to the prior period also contributed to the increase between the periods. As of March 31, 2022, we owned 71 discrete investments compared to 62 as of March 31, 2021.

Other income. Other income was ($0.8) million for the three months ended March 31, 2022, compared to  $22.3 million for the three months ended March 31, 2021, which was a decrease of approximately $23.1 million. This was primarily due to a decrease in the change in net assets related to consolidated CMBS VIEs and a decrease in fair value marks between the periods.

Expenses

G&A expenses. G&A expenses were $1.8 million for the three months ended March 31, 2022, compared to $1.5 million for the three months ended March 31, 2021, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to a $0.3 million increase in stock compensation expense compared to the prior period.

Loan servicing fees. Loan servicing fees were $1.1 million for the three months ended March 31, 2022, compared to $1.3 million for the three months ended March 31, 2021, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to an decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period.

Management fees. Management fees were $0.7 million for the three months ended March 31, 2022, compared to $0.5 million for the three months ended March 31, 2021, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021	% Change
Net income attributable to common stockholders	$12,920	$8,367	54.4%
Net income attributable to redeemable noncontrolling interests	4,943	15,829	-68.8%

Weighted-average number of shares of common stock outstanding
Basic	13,855	5,023	175.8%
Diluted	22,030	19,199	14.7%
Net income per share, basic	0.93	1.67	-44.0%
Net income per share, diluted	0.81	1.26	-35.7%
Dividends declared per share	$0.5000	$0.4750	5.3%

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

We use EAD to evaluate our performance, which excludes the effects of certain GAAP adjustments and transactions that we believe are not indicative of our current operations and to assess our long-term ability to pay distributions. We believe providing EAD as a supplement to GAAP net income (loss) to our investors is helpful to their assessment of our performance and our long term ability to pay distributions. EAD does not represent net income or cash flows from operating activities and should not be considered as an alternative to GAAP net income, an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. Our computation of EAD may not be comparable to EAD reported by other REITs.

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

CAD is a non-GAAP financial measure. We calculate CAD by adjusting EAD by adding back amortization of premiums, depreciation and amortization of real estate investment, amortization of deferred financing costs and by removing accretion of discounts and non-cash items, such as stock dividends. We use CAD to evaluate our performance and our current ability to pay distributions. We also believe that providing CAD as a supplement to GAAP net income (loss) to our investors is helpful to their assessment of our performance and our current ability to pay distributions. CAD does not represent net income or cash flows from operating activities and should not be considered as an alternative to GAAP net income, an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. Our computation of CAD may not be comparable to CAD reported by other REITs.

The following table provides a reconciliation of EAD and CAD to GAAP net income (loss) attributable to common stockholders for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021	% Change
Net income attributable to common stockholders	$12,920	$8,367	54.4%
Adjustments
Amortization of stock-based compensation	673	391	72.1%
Loan loss provision (1)	—	38	N/A
Unrealized (gains) or losses (2)	6,512	(5,927)	-209.9%
EAD attributable to common stockholders	$20,105	$2,869	600.8%

EAD per Diluted Weighted-Average Share	$1.40	$0.53	163.7%

Adjustments
Amortization of premiums	$7,545	$618	1120.9%
Accretion of discounts	(2,309)	(676)	241.6%
Depreciation and amortization of real estate investment	719	—	N/A
Amortization of deferred financing costs	9	—	N/A
CAD attributable to common stockholders	$26,070	$2,811	827.4%

CAD per Diluted Weighted-Average Share	$1.81	$0.52	249.0%

Weighted-average common shares outstanding - basic	13,855	5,023	175.8%
Weighted-average common shares outstanding - diluted (3)	14,380	5,411	165.8%

(1)	We have modified our calculation of EAD and CAD to exclude any add back of loan loss provision beginning with the second quarter of 2021.
(2)	Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(3)	Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of non-controlling interests for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021	% Change
Net income attributable to common stockholders	$12,920	$8,367	54.4%
Net income attributable to redeemable noncontrolling interests	4,943	15,829	-68.8%

Adjustments
Amortization of stock-based compensation	673	391	72.1%
Loan loss provision (1)	—	124	N/A
Unrealized (gains) or losses (2)	8,545	(16,476)	-151.9%
EAD	$27,081	$8,235	228.9%

EAD per Diluted Weighted-Average Share	$1.23	$0.43	186.6%

Adjustments
Amortization of premiums	$9,900	$2,516	293.5%
Accretion of discounts	(3,030)	(1,668)	81.7%
Depreciation and amortization of real estate investment	944	—	N/A
Amortization of deferred financing costs	12	—	N/A
CAD	$34,907	$9,083	284.3%

CAD per Diluted Weighted-Average Share	$1.58	$0.47	234.9%

Weighted-average common shares outstanding - basic	13,855	5,023	175.8%
Weighted-average common shares outstanding - diluted	22,030	19,199	14.7%

(1)	We have modified our calculation of EAD and CAD to exclude any add back of loan loss provision beginning with the second quarter of 2021.
(2)	Unrealized gains are the net change in unrealized loss on investments held at fair value.

Book Value per Share / Unit

The following table calculates our book value per share (in thousands, except per share data):

	March 31, 2022	December 31, 2021
Common stockholders' equity	$321,782	$200,503
Shares of common stock outstanding at period end	14,485	9,164
Book value per share of common stock	$22.21	$21.88

Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	March 31, 2022	December 31, 2021
Common stockholders' equity	$321,782	$200,503
Redeemable noncontrolling interests in the OP	149,262	261,423
Total equity	$471,044	$461,926

Redeemable OP Units at period end	7,138	12,308
Shares of common stock outstanding at period end	14,485	9,164
Combined shares of common stock and redeemable OP Units	21,624	21,472
Combined book value per share / unit	$21.78	$21.51

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, a common stock investment, convertible notes, a bridge loan and a multifamily property with a combined unpaid principal balance of $3.2 billion as of March 31, 2022 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of March 31, 2022 (dollars in thousands):

				Current							Remaining
		Investment		Principal							Term (3)
	Investment (1)	Date		Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield	(years)
	SFR Loans
1	Senior loan	2/11/2020		$508,700		$76,810	Various	Single-family	4.65%	4.36%	6.43
2	Senior loan	2/11/2020		10,355		1,599	Various	Single-family	5.35%	5.22%	5.84
3	Senior loan	2/11/2020		5,464		739	Various	Single-family	5.33%	5.23%	1.34
4	Senior loan	2/11/2020		10,307		1,559	Various	Single-family	5.30%	4.98%	6.43
5	Senior loan	2/11/2020		5,526		836	Various	Single-family	5.24%	4.90%	6.51
6	Senior loan	2/11/2020		51,304		7,376	Various	Single-family	4.74%	4.55%	3.51
7	Senior loan	2/11/2020		9,583		1,449	Various	Single-family	6.10%	5.66%	6.51
8	Senior loan	2/11/2020		37,245		5,572	Various	Single-family	5.55%	5.10%	6.59
9	Senior loan	2/11/2020		6,060		910	Various	Single-family	5.47%	5.05%	6.59
10	Senior loan	2/11/2020		5,760		871	Various	Single-family	5.99%	5.55%	6.68
11	Senior loan	2/11/2020		5,238		798	Various	Single-family	5.46%	5.12%	6.76
12	Senior loan	2/11/2020		8,876		1,363	Various	Single-family	5.88%	5.52%	6.76
13	Senior loan	2/11/2020		6,512		945	Various	Single-family	4.83%	4.74%	1.84
14	Senior loan	2/11/2020		4,627		709	Various	Single-family	5.35%	5.06%	6.85
15	Senior loan	2/11/2020		7,570		1,160	Various	Single-family	5.34%	5.04%	6.85
16	Senior loan	2/11/2020		6,659		1,021	Various	Single-family	5.46%	5.17%	6.92
17	Senior loan	2/11/2020		10,523		1,567	Various	Single-family	4.72%	4.58%	3.92
	Total			700,309		105,284			4.82%	4.53%	6.12

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020		30,683	(4)	11,959	Various	Multifamily	5.53%	5.54%	3.91
2	CMBS B-Piece	2/11/2020		34,849	(4)	16,497	Various	Multifamily	6.11%	6.10%	4.66
3	CMBS B-Piece	4/23/2020		81,999	(4)	32,183	Various	Multifamily	3.50%	5.59%	7.91
4	CMBS B-Piece	7/30/2020		47,947	(4)	19,903	Various	Multifamily	9.11%	9.10%	5.24
5	CMBS B-Piece	8/6/2020		108,643	(4)	25,697	Various	Multifamily	0.00%	7.48%	8.24
6	CMBS B-Piece	4/20/2021		72,262	(4)	28,182	Various	Multifamily	6.30%	6.30%	8.91
7	CMBS B-Piece	6/30/2021		108,305	(4)	31,906	Various	Multifamily	0.00%	6.98%	4.76
8	CMBS B-Piece	12/9/2021		61,277	(4)	60,856	Various	Multifamily	5.30%	5.30%	2.57
	Total			545,965		227,183			3.45%	6.14%	6.22

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(5)	685	Various	Multifamily	2.02%	14.49%	24.50
2	CMBS I/O Strip	8/6/2020		1,180,483	(5)	3,124	Various	Multifamily	0.10%	15.02%	8.24
3	CMBS I/O Strip	8/6/2020		108,643	(5)	6,942	Various	Multifamily	2.98%	14.83%	8.24
4	CMBS I/O Strip	4/28/2021	(6)	64,866	(5)	1,606	Various	Multifamily	1.59%	14.27%	7.83
5	CMBS I/O Strip	5/27/2021		20,000	(5)	1,159	Various	Multifamily	3.38%	14.50%	8.16
6	CMBS I/O Strip	6/7/2021		4,266	(5)	172	Various	Multifamily	2.31%	17.08%	6.66
7	CMBS I/O Strip	6/11/2021	(7)	131,877	(5)	4,242	Various	Multifamily	1.25%	14.27%	7.16
8	CMBS I/O Strip	6/21/2021		27,770	(5)	585	Various	Multifamily	1.19%	16.73%	8.16
9	CMBS I/O Strip	8/10/2021		25,000	(5)	944	Various	Multifamily	1.89%	14.66%	8.07
10	CMBS I/O Strip	8/11/2021		6,942	(5)	506	Various	Multifamily	3.10%	12.81%	9.32
11	CMBS I/O Strip	8/24/2021		1,625	(5)	294	Various	Multifamily	2.61%	13.43%	8.83
12	CMBS I/O Strip	9/1/2021		34,625	(5)	4,424	Various	Multifamily	1.92%	13.86%	8.24
13	CMBS I/O Strip	9/11/2021		20,902	(5)	4,534	Various	Multifamily	2.95%	12.82%	9.49
	Total			1,644,589		29,217			0.64%	14.49%	8.32

	Mezzanine Loan
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	11.00%	1.25
2	Mezzanine	10/20/2020		5,470		2,280	Wilmington, DE	Multifamily	7.50%	7.29%	7.09
3	Mezzanine	10/20/2020		10,380		4,338	White Marsh, MD	Multifamily	7.42%	7.20%	9.26
4	Mezzanine	10/20/2020		14,253		5,964	Philadelphia, PA	Multifamily	7.59%	7.37%	7.18
5	Mezzanine	10/20/2020		3,700		1,541	Daytona Beach, FL	Multifamily	7.83%	7.61%	6.51
6	Mezzanine	10/20/2020		12,000		5,015	Laurel, MD	Multifamily	7.71%	7.49%	9.01
7	Mezzanine	10/20/2020		3,000		1,254	Temple Hills, MD	Multifamily	7.32%	7.11%	9.34
8	Mezzanine	10/20/2020		1,500		627	Temple Hills, MD	Multifamily	7.22%	7.01%	9.34
9	Mezzanine	10/20/2020		5,540		2,309	Lakewood, NJ	Multifamily	7.33%	7.12%	7.09
10	Mezzanine	10/20/2020		6,829		2,845	Rosedale, MD	Multifamily	7.53%	7.32%	6.76
11	Mezzanine	10/20/2020		3,620		1,513	North Aurora, IL	Multifamily	7.42%	7.20%	9.26
12	Mezzanine	10/20/2020		9,610		4,016	Cockeysville, MD	Multifamily	7.42%	7.20%	9.26
13	Mezzanine	10/20/2020		7,390		3,089	Laurel, MD	Multifamily	7.42%	7.20%	9.26
14	Mezzanine	10/20/2020		1,082		452	Vancouver, WA	Multifamily	8.70%	8.45%	8.59
15	Mezzanine	10/20/2020		2,135		889	Tyler, TX	Multifamily	7.74%	7.53%	6.51
16	Mezzanine	10/20/2020		1,190		496	Las Vegas, NV	Multifamily	7.71%	7.49%	6.92
17	Mezzanine	10/20/2020		3,310		1,380	Atlanta, GA	Multifamily	6.91%	6.72%	7.26
18	Mezzanine	10/20/2020		2,880		1,200	Des Moines, IA	Multifamily	7.89%	7.67%	6.59
19	Mezzanine	10/20/2020		4,010		1,670	Urbandale, IA	Multifamily	7.89%	7.67%	6.59
20	Mezzanine	1/21/2021		24,844		24,521	Los Angeles, CA	Multifamily	13.50%	13.68%	1.81
21	Mezzanine	11/18/2021		12,600		12,479	Irving, TX	Multifamily	11.00%	11.11%	6.68
22	Mezzanine	12/29/2021		7,760		7,682	Rogers, AR	Multifamily	11.00%	11.11%	2.78
	Total			150,603		93,060			9.16%	9.02%	6.30

	Preferred Equity
1	Preferred Equity	5/29/2020		10,000		10,000	Houston, TX	Multifamily	11.00%	11.00%	8.09
2	Preferred Equity	9/29/2021		7,058		7,029	Holly Springs, NC	Life Science	10.00%	10.04%	1.50
3	Preferred Equity	10/26/2021		9,750		9,663	Atlanta, GA	Multifamily	11.00%	11.10%	2.61
4	Preferred Equity	11/8/2021		6,878		6,849	Danbury, CT	Life Science	10.00%	10.04%	1.50
5	Preferred Equity	12/28/2021		46,847		46,847	Las Vegas, NV	Multifamily	10.50%	10.50%	9.93
6	Preferred Equity	1/27/2022		19,496		19,399	Vacaville, CA	Life Science	10.00%	10.05%	1.50
	Total			100,029		99,787			10.43%	10.46%	6.21

	Common Stock
1	Common Stock	11/6/2020		N/A	(8)	58,789	N/A	Self-Storage	N/A	N/A	N/A

	Convertible Note
1	Convertible Note	12/27/2021		20,478		20,388	Jersey City, NJ	Multifamily	9.00%	9.04%	1.74
2	Convertible Note	1/12/2022		38,656		38,480	Bronx, NY	Multifamily	9.00%	9.04%	1.74
	Total			59,135		58,868			9.00%	9.04%	1.74

	Real Estate
1	Real Estate	12/31/2021		N/A	(9)	29,158	Charlotte, NC	Multifamily	N/A	N/A	N/A

	Bridge Loan
1	Bridge Loan	3/31/2022		13,500		13,433	Las Vegas, NV	Multifamily	5.00%	5.03%	0.50
(1)

Our total portfolio represents the current principal amount of the consolidated SFR Loans, CMBS I/O Strips, mezzanine loans, preferred equity, common stock, convertible notes, multifamily property and bridge loan, as well as the net equity of our CMBS B-Piece investments.

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
(5)

The number shown represents the notional value on which interest is calculated for the CMBS I/O Strips. CMBS I/O Strips receive no principal payments, and the notional value decreases as the underlying loans are paid off.

(6)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(7)	The Company, through the Subsidiary OPs, purchased approximately $80.0 million, $35.0 million, $40.0 million and $50.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021 and September 29, 2021, February 3, 2022 and March 18, 2022, respectively.
(8)	Common stock consists of NSP common stock.
(9)	Real Estate is a 204-unit multifamily property.

The following table details overall statistics for our portfolio as of March 31, 2022 (dollars in thousands):

	Total	Floating Rate	Fixed Rate	Common Stock	Real Estate
	Portfolio	Investments	Investments	Investment	Investment
Number of investments	71	9	60	1	1
Principal balance (1)	$1,629,046	$292,222	$1,336,824	N/A	N/A
Carrying value	$1,707,823	$305,278	$1,282,410	$58,789	$61,346
Weighted-average cash coupon	5.71%	7.62%	5.30%	N/A	N/A
Weighted-average all-in yield	6.00%	7.64%	5.61%	N/A	N/A

(1)	Cost is used in lieu of principal balance for CMBS I/O Strips.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, potential obligations to purchase up to $18.6 million of the Preferred Units and dividend requirements for the twelve-month period following March 31, 2022.

Our long-term liquidity requirements consist primarily of acquiring additional investments, scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings. Our leverage is matched in term and structure to provide stable contractual spreads which will protect us from fluctuations in market interest rates over the long-term; however, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, borrowing restrictions imposed by lenders, general market conditions for REITs and our operating performance and liquidity. We believe that our various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings, will provide sufficient funds for our operations, anticipated debt service payments, potential obligations to purchase Preferred Units and dividend requirements for the long-term.

	Asset Metrics			Debt Metrics
Investment	Fixed/Floating Rate	Interest Rate	Maturity Date	Fixed/Floating Rate	Interest Rate	Maturity Date	Net Spread
SFR Loans
Senior loan	Fixed	4.65%	9/1/2028	Fixed	2.24%	9/1/2028	2.41%
Senior loan	Fixed	5.35%	2/1/2028	Fixed	3.51%	2/1/2028	1.84%
Senior loan	Fixed	5.33%	8/1/2023	Fixed	2.48%	8/1/2023	2.85%
Senior loan	Fixed	5.30%	9/1/2028	Fixed	2.79%	9/1/2028	2.51%
Senior loan	Fixed	5.24%	10/1/2028	Fixed	2.64%	10/1/2028	2.60%
Senior loan	Fixed	4.74%	10/1/2025	Fixed	2.14%	10/1/2025	2.60%
Senior loan	Fixed	6.10%	10/1/2028	Fixed	3.30%	10/1/2028	2.80%
Senior loan	Fixed	5.55%	11/1/2028	Fixed	2.70%	11/1/2028	2.85%
Senior loan	Fixed	5.47%	11/1/2028	Fixed	2.68%	11/1/2028	2.79%
Senior loan	Fixed	5.99%	12/1/2028	Fixed	3.14%	12/1/2028	2.85%
Senior loan	Fixed	5.46%	1/1/2029	Fixed	2.97%	1/1/2029	2.49%
Senior loan	Fixed	5.88%	1/1/2029	Fixed	3.14%	1/1/2029	2.74%
Senior loan	Fixed	4.83%	2/1/2024	Fixed	2.40%	2/1/2024	2.43%
Senior loan	Fixed	5.35%	2/1/2029	Fixed	3.06%	2/1/2029	2.29%
Senior loan	Fixed	5.34%	2/1/2029	Fixed	2.98%	2/1/2029	2.36%
Senior loan	Fixed	5.46%	3/1/2029	Fixed	2.99%	3/1/2029	2.47%
Senior loan	Fixed	4.72%	3/1/2026	Fixed	2.45%	3/1/2026	2.27%

Mezzanine Loan
Mezzanine	Fixed	7.50%	5/1/2029	Fixed	0.30%	5/1/2029	7.20%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.59%	6/1/2029	Fixed	0.30%	6/1/2029	7.29%
Mezzanine	Fixed	7.83%	10/1/2028	Fixed	0.30%	10/1/2028	7.53%
Mezzanine	Fixed	7.71%	4/1/2031	Fixed	0.30%	4/1/2031	7.41%
Mezzanine	Fixed	7.32%	8/1/2031	Fixed	0.30%	8/1/2031	7.02%
Mezzanine	Fixed	7.22%	8/1/2031	Fixed	0.30%	8/1/2031	6.92%
Mezzanine	Fixed	7.33%	5/1/2029	Fixed	0.30%	5/1/2029	7.03%
Mezzanine	Fixed	7.53%	7/1/2031	Fixed	0.30%	7/1/2031	7.23%
Mezzanine	Fixed	7.42%	1/1/2029	Fixed	0.30%	1/1/2029	7.12%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.42%	4/1/2031	Fixed	0.30%	4/1/2031	7.12%
Mezzanine	Fixed	8.70%	11/1/2030	Fixed	0.30%	11/1/2030	8.40%
Mezzanine	Fixed	7.74%	10/1/2028	Fixed	0.30%	10/1/2028	7.44%
Mezzanine	Fixed	7.71%	3/1/2029	Fixed	0.30%	3/1/2029	7.41%
Mezzanine	Fixed	6.91%	7/1/2029	Fixed	0.30%	7/1/2029	6.61%
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028	7.59%
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028	7.59%

          Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 9 to our consolidated financial statements for additional information). As of March 31, 2022, the outstanding balance on the Credit Facility was $639.9 million.

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

As discussed in Note 9 to our consolidated financial statements, in connection with our recent CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $297.0 million under our repurchase agreements and posted approximately $2.1 billion par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding recent borrowings under the master repurchase agreements:

	March 31, 2022
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	296,991	296,991	N/A	(5)	2.22%	0.03	2,072,842	479,087	503,642	7.8

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value on an unconsolidated basis
(4)	On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho. Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.
(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

At-The-Market Offering

On March 31, 2021, the Company, the OP and the Manager separately entered into the 2021 Equity Distribution Agreements with the 2021 Sales Agents, pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the 2021 ATM Program. The 2021 Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. Effective as of December 16, 2021, the Company terminated each 2021 Equity Distribution Agreement. As of the termination date, pursuant to the 2021 Equity Distribution Agreements, the Company had sold 532,694 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $11.3 million. For additional information about the 2021 ATM Program, see Note 11 to our consolidated financial statements.

On March 15, 2022, the Company, the OP and the Manager separately entered into the 2022 Equity Distribution Agreements with the 2022 Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the 2022 ATM Program. The 2022 Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of  March 31, 2022, pursuant to the 2022 Equity Distribution Agreements, the Company has sold 91,428 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $2.1 million. For additional information about the 2022 ATM Program, see Note 11 to our consolidated financial statements.

Company Notes Offering

On April 20, 2021, the Company issued $75.0 million in aggregate principal amount of its 5.75% Notes at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees.

On December 20, 2021, the Company issued $60.0 million in aggregate principal amount of its 5.75% Notes at a price equal to 102.8% of par value, including accrued interest, for proceeds of approximately $60.9 million after original issue discount and underwriting fees.

On January 25, 2022, the Company issued $35.0 million in aggregate principal amount of its 5.75% Notes at a price equal to 100.9% of par value, including accrued interest, for proceeds of approximately $35.1 million after original issue discount and underwriting fees.

Secondary Public Offering

On August 18, 2021, the Company the OP and the Manager entered into the Underwriting Agreement with Raymond James as representative of the several Underwriters, pursuant to which the Company agreed to sell 2,000,000 Firm Shares at a public offering price of $21.00 per share. The Company also granted the Underwriters a 30-day option to purchase up to an additional 300,000 Option Shares. The Firm Shares were issued on August 20, 2021. On September 8, 2021, the Underwriters partially exercised the option to purchase 59,700 Option Shares. The 59,700 Option Shares were issued on September 10, 2021. For additional information about this public offering, see Note 11 to our consolidated financial statements.

LIBOR Transition

Approximately 5.5% of our portfolio by unpaid principal balance as of March 31, 2022 pays interest at a variable rate that is tied to LIBOR, and it is anticipated that future investments we make may have variable interest rates tied to LIBOR. On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that all of the LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining one-month, three-month, six-month and twelve-month US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee convened by the U.S. Federal Reserve Board and comprised of large U.S. financial institutions, has identified as a best-practice replacement the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. Although there have been issuances utilizing SOFR, it is unknown whether SOFR or another alternative reference rate will attain market acceptance as a replacement for LIBOR. In connection with the foregoing, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As of March 31, 2022, the Company has not received any LIBOR transition notices under its loan agreements. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of March 31, 2022, our cash and cash equivalents were $35.2 million.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021  (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$38,511	$9,076
Net cash provided by investing activities	211,105	71,409
Net cash (used in) financing activities	(247,425)	(98,469)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,191	(17,984)
Cash, cash equivalents and restricted cash, beginning of period	33,232	33,471
Cash, cash equivalents and restricted cash, end of period	$35,423	$15,487

Cash flows from operating activities. During the three months ended March 31, 2022, net cash provided by operating activities was $38.5 million, compared to net cash provided by operating activities of $9.1 million for the three months ended March 31, 2021. This increase was primarily due to the interest income generated by our investments and prepayment penalties related to early paydowns.

Cash flows from investing activities. During the three months ended March 31, 2022, net cash provided by investing activities was $211.1 million, compared to net cash provided by operating activities of $71.4 million for the three months ended March 31, 2021. This increase was primarily driven by proceeds received from payments on mortgage loans held in VIEs.

Cash flows from financing activities. During the three months ended March 31, 2022, net cash used in financing activities was $247.4 million, compared to net cash used in financing activities of $98.5 million for the three months ended March 31, 2021. This increase was primarily driven by distributions to bondholders of VIEs.

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

Income Taxes

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2022.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2022.

Dividends

We intend to make regular quarterly dividend payments to holders of our common stock. We also intend to make the accrued dividend payments on the Series A Preferred Stock, which are payable quarterly in arrears as provided in the articles supplementary setting forth the terms of the Series A Preferred Stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income, that is not used to pay a dividend on the Series A Preferred Stock to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends, or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarterly dividend of 2022 to common stockholders of $0.50 per share on February 17, 2022, which was paid on March 31, 2022 to common stockholders of record as of March 15, 2022. On March 18, 2022, our Board declared a preferred stock dividend of $0.53125 per share, which was paid on April 25, 2022 to preferred stockholders of record as of April 14, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

Except as otherwise disclosed in Note 15 to our consolidated financial statements, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies and estimates that involve significant estimation uncertainty that have or are reasonably likely to have a material impact on our financial condition or results of operations. A discussion of recent accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 to our consolidated financial statements.

Allowance for Loan Losses

The Company performs a quarterly evaluation of loans classified as held for investment for impairment on a loan-by-loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If we deem that it is probable that we will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If we consider a loan to be impaired, we will establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. For non-impaired loans with no specific allowance, the Company determines an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represents management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considers quantitative factors likely to cause estimated credit losses, including default rate and loss severity rates. The Company also evaluates qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets. Increases to (or reversals of) the allowance for loan loss are included in “Loan loss benefit (provision)” on the accompanying Consolidated Statements of Operations.

Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Valuation of NSP, Inc.

As of March 31, 2022, the Company owns approximately 25.8% of the total outstanding shares of NSP, and, thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company hires an independent third-party valuation firm to provide an updated fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques including the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the three months ended March 31, 2022, the unrealized gain related to the change in fair value estimate is $0.3 million. See Notes 5 and 10 for additional disclosures regarding the valuation of NSP.

REIT Tax Election

We elected to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2022 and 2021. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President	May 2, 2022
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Director, Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer	May 2, 2022
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)