Form 10-Q
period 2022-09-30
NexPoint Real Estate Finance, Inc.
filed 2022-11-02
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 14,979,759 shares of its common stock, par value $0.01 per share, outstanding.

i

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended September 30, 2022

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

●

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Advisors, L.P. (our “Sponsor”), members of the management team of NexPoint Real Estate Advisors VII, L.P. (our “Manager”) or their affiliates;

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

●	Risks associated with the Highland Capital Management, L.P. (“Highland”) bankruptcy, including related litigation and potential conflicts of interest; and

●	Any other risks included under Part I, Item1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 (our “Annual Report”).

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

iii

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$22,100	$26,459
Restricted cash	4,382	6,773
Real estate investment, net (Note 8)	59,940	62,269
Loans, held-for-investment, net	283,866	241,517
Common stock investments, at fair value	83,619	58,460
Mortgage loans, held-for-investment, net	729,004	847,364
Accrued interest	13,691	8,319
Mortgage loans held in variable interest entities, at fair value	6,980,129	7,192,547
CMBS structured pass-through certificates, at fair value (Note 6)	49,758	69,816
MSCR notes, at fair value	10,218	—
Mortgage backed securities, at fair value	33,650	—
Accounts receivable and other assets	1,575	393
Proceeds held in escrow for unsettled purchase	3,990	—
TOTAL ASSETS	$8,275,922	$8,513,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$688,502	$786,226
Master repurchase agreements	351,037	286,324
Unsecured notes, net	198,242	168,325
Mortgages payable, net	32,212	32,176
Accounts payable and other accrued liabilities	6,131	3,903
Accrued interest payable	8,249	3,985
Due to brokers for securities purchased, not yet settled	7,980	—
Bonds payable held in variable interest entities, at fair value	6,488,498	6,726,272
Total Liabilities	7,780,851	8,007,211

Redeemable noncontrolling interests in the OP	143,162	261,423

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	—	7,175
Noncontrolling interest in subsidiary	95	95
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 15,266,746 and 9,450,921 shares issued and 14,979,759 and 9,163,934 shares outstanding, respectively	150	92
Additional paid-in capital	349,219	222,300
Retained earnings	15,191	28,367
Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 286,987 shares, respectively	(4,195)	(4,195)
Total Stockholders' Equity	351,909	245,283
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,275,922	$8,513,917

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income
Interest income	$16,427	$14,372	$66,021	$39,900
Interest expense	(10,682)	(7,790)	(28,607)	(21,876)
Total net interest income	$5,745	$6,582	$37,414	$18,024
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	(2,648)	20,240	5,319	48,925
Change in unrealized gain (loss) on CMBS structured pass-through certificates	(3,904)	355	(11,555)	794
Change in unrealized gain (loss) on common stock investments	(3,189)	1,362	159	4,695
Change in unrealized gain (loss) on MSCR notes	44	—	(147)	—
Change in unrealized (loss) on mortgage backed securities	(317)	—	(356)	—
Loan loss benefit (provision)	7	6	(57)	(101)
Realized losses	(1,084)	—	(1,084)	(257)
Other income	115	—	353	774
Gain on extinguishment of debt	—	—	17	—
Net income (loss) from consolidated real estate owned (Note 8)	148	—	(596)	—
Total other income (loss)	$(10,828)	$21,963	$(7,947)	$54,830
Operating expenses
General and administrative expenses	1,677	1,476	5,308	4,810
Loan servicing fees	1,112	1,327	3,333	3,942
Management fees	822	551	2,330	1,587
Total operating expenses	$3,611	$3,354	$10,971	$10,339
Net income (loss)	(8,694)	25,191	18,496	62,515
Net (income) attributable to preferred shareholders	(874)	(874)	(2,630)	(2,626)
Net (income) loss attributable to redeemable noncontrolling interests	1,509	(11,084)	(5,982)	(32,747)
Net income (loss) attributable to common stockholders	$(8,059)	$13,233	$9,884	$27,142

Weighted-average common shares outstanding - basic	14,962	6,863	14,526	5,738
Weighted-average common shares outstanding - diluted	22,678	20,721	22,402	19,846

Earnings (loss) per share - basic	$(0.54)	$1.93	$0.68	$4.73
Earnings (loss) per share - diluted	$(0.54)	$1.17	$0.71	$3.02

Dividends declared per common share	$0.5000	$0.4750	$1.5000	$1.4250

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
Three Months Ended September 30, 2022	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, June 30, 2022	1,645,000	$16	14,949,631	$150	$347,776	$31,026	$(4,195)	$(8,567)	$—	$95	$366,301
Vesting of stock-based compensation	—	—	—	—	870	—	—	—	—	—	870
Issuance of common stock through at-the-market offering, net	—	—	30,128	—	573	—	—	—	—	—	573
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net loss attributable to common stockholders	—	—	—	—	—	(8,059)	—	—	—	—	(8,059)
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(7,776)	—	—	—	—	(7,776)
Balances, September 30, 2022	1,645,000	$16	14,979,759	$150	$349,219	$15,191	$(4,195)	$(8,567)	$—	$95	$351,909

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
Nine Months Ended September 30, 2022	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, December 31, 2021	1,645,000	$16	9,163,934	$92	$222,300	$28,367	$(4,195)	$(8,567)	$7,175	$95	$245,283
Vesting of stock-based compensation	—	—	114,494	1	1,923	—	—	—	—	—	1,924
Issuance of common stock through at-the-market offering, net	—	—	531,728	5	11,513	—	—	—	—	—	11,518
Conversion of redeemable noncontrolling interests in the OP	—	—	5,169,603	52	113,483	—	—	—	—	—	113,535
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	(7,175)	—	(7,175)
Net income attributable to preferred stockholders	—	—	—	—	—	2,630	—	—	—	—	2,630
Net income attributable to common stockholders	—	—	—	—	—	9,884	—	—	—	—	9,884
Preferred stock dividends declared ($1.5938 per share)	—	—	—	—	—	(2,630)	—	—	—	—	(2,630)
Common stock dividends declared ($1.5000 per share)	—	—	—	—	—	(23,060)	—	—	—	—	(23,060)
Balances, September 30, 2022	1,645,000	$16	14,979,759	$150	$349,219	$15,191	$(4,195)	$(8,567)	$—	$95	$351,909

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
Three Months Ended September 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, June 30, 2021	1,645,000	$16	5,498,980	$55	$145,786	$11,964	$(4,195)	$(8,567)	$6,869	$98	$152,026
Vesting of stock-based compensation	—	—	—	—	538	—	—	—	—	—	538
Issuance of common shares through at-the-market offering, net	—	—	124,284	1	2,693	—	—	—	—	—	2,694
Issuance of common shares through public offering, net	—	—	2,059,700	21	40,962	—	—	—	—	—	40,983
Issuance of subsidiary preferred membership units through private offering, net	—	—	—	—	—	—	—	—	—	(3)	(3)
Conversion of redeemable noncontrolling interests in the OP	—	—	1,479,132	15	32,378	—	—	—	—	—	32,393
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	200	—	200
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	13,233	—	—	—	—	13,233
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.4750 per share)	—	—	—	—	—	(4,561)	—	—	—	—	(4,561)
Balances, September 30, 2021	1,645,000	$16	9,162,096	$92	$222,357	$20,636	$(4,195)	$(8,567)	$7,069	$95	$237,503

	Preferred Stock		Common Stock		Additional	Retained Earnings	Common Stock	Preferred Stock	Noncontrolling interest	Noncontrolling interest
Nine Months Ended September 30, 2021	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Held in Treasury at Cost	Held in Treasury at Cost	in CMBS VIEs	in Subsidiary	Total
Balances, December 31, 2020	1,645,000	$16	5,022,578	$50	$138,043	$3,485	$(4,784)	$(8,567)	$—	$—	$128,243
Vesting of stock-based compensation	—	—	67,992	1	1,166	—	—	—	—	—	1,167
Cancellation of common stock held in treasury	—	—	—	—	(589)	—	589	—	—	—	—
Issuance of common shares through at-the-market offering, net	—	—	532,694	5	10,397	—	—	—	—	—	10,402
Issuance of common shares through public offering, net	—	—	2,059,700	21	40,962	—	—	—	—	—	40,983
Issuance of subsidiary preferred membership units through private offering, net	—	—	—	—	—	—	—	—	—	95	95
Conversion of redeemable noncontrolling interests in the OP	—	—	1,479,132	15	32,378	—	—	—	—	—	32,393
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	7,069	—	7,069
Net income attributable to preferred stockholders	—	—	—	—	—	2,626	—	—	—	—	2,626
Net income attributable to common stockholders	—	—	—	—	—	27,142	—	—	—	—	27,142
Preferred stock dividends declared ($1.5938 per share)	—	—	—	—	—	(2,626)	—	—	—	—	(2,626)
Common stock dividends declared ($1.4250 per share)	—	—	—	—	—	(9,991)	—	—	—	—	(9,991)
Balances, September 30, 2021	1,645,000	$16	9,162,096	$92	$222,357	$20,636	$(4,195)	$(8,567)	$7,069	$95	$237,503

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$18,496	$62,515
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	17,179	10,484
Accretion of discounts	(9,791)	(6,118)
Depreciation and amortization of real estate investment	2,435	—
Amortization of deferred financing costs	36	—
Loan loss provision	57	101
Net change in unrealized (gain) loss on investments held at fair value	32,202	(34,671)
Net realized losses	1,084	395
Vesting of stock-based compensation	2,414	1,485
Payment in kind income	(528)	—
Gain on extinguishment of debt	(17)	—
Changes in operating assets and liabilities:
Accrued interest	(5,372)	(1,362)
Accounts receivable and other assets	(1,182)	(363)
Accrued interest payable	4,264	2,735
Accounts payable, accrued expenses and other liabilities	1,329	2,025
Net cash provided by operating activities	62,606	37,226

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	964,225	392,257
Proceeds from payments received on mortgage loans held for investment	196,825	42,130
Proceeds from payments received on bridge loan	13,500	—
Originations of bridge loan	(13,434)	(32,595)
Originations of loans, held-for-investment, net	(156,934)	(28,911)
Purchases of CMBS structured pass-through certificates, at fair value	(4,542)	(36,874)
Sales of CMBS structured pass-through certificates, at fair value	6,962	3,921
Purchases of CMBS securitizations held in variable interest entities, at fair value	(115,276)	(143,386)
Purchases of MSCR notes, at fair value	(10,365)	—
Purchases of mortgage backed securities, at fair value	(25,946)	—
Proceeds held in escrow for unsettled purchase	(3,990)	—
Additions to real estate investments	(106)	—
Net cash provided by investing activities	850,919	196,542

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(97,724)	(35,026)
Distributions to bondholders of variable interest entities	(892,138)	(363,079)
Borrowings under master repurchase agreements	128,988	75,911
Principal repayments on borrowings under master repurchase agreements	(64,275)	(14,843)
Proceeds received from unsecured notes offering, net	34,174	72,684
Repurchase of unsecured notes	(4,829)	—
Proceeds from the issuance of common stock through public offering, net of offering costs	—	51,385
Proceeds from the issuance of common stock through at-the-market offering, net of offering costs	11,518	—
Proceeds from the issuance of common stock	113,535	32,393
Redemption of redeemable noncontrolling interests in the OP	(113,535)	(32,393)
Proceeds from the issuance of subsidiary preferred membership units through private offering, net of offering costs	—	95
Payments for taxes related to net share settlement of stock-based compensation	(490)	(318)
Dividends paid to common stockholders	(22,161)	(9,811)
Dividends paid to preferred stockholders	(2,630)	(2,626)
Distributions to redeemable noncontrolling interests in the OP	(10,708)	(17,032)
Net cash used in financing activities	(920,275)	(242,660)

Net decrease in cash, cash equivalents and restricted cash	(6,750)	(8,892)
Cash, cash equivalents and restricted cash, beginning of period	33,232	33,471
Cash, cash equivalents and restricted cash, end of period	$26,482	$24,579

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$23,723	$18,755
Supplemental Disclosure of Noncash Investing and Financing Activities
Consolidation of mortgage loans and bonds payable held in variable interest entities	1,244,826	239,473
Due to brokers for securities purchased, not yet settled	7,980	2,188
Consolidation of noncontrolling interest in CMBS variable interest entities	—	7,069
Conversion of convertible notes to common stock	25,000	—
Increase in dividends payable upon vesting of restricted stock units	899	180
Increase in dividends payable to preferred stockholders	—	874

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, multifamily properties and common stock investments, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of September 30, 2022, the Company holds approximately 76.42% of the common limited partnership units in the OP (“OP Units”), which represents 100% of the Class A OP Units, and the OP owns all of the common limited partnership units (“SubOP Units”) of three of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13). The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance Operating Partnership GP, LLC is the sole general partner of the OP.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and  December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 and 2021 have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, and notes thereto in its Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2022, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.

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

On the Consolidated Balance Sheets as of September 30, 2022, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

Investment in subsidiaries

The Company conducts its operations through the OP, which directly or through a subsidiary, acts as the general partner of the Subsidiary OPs. The Subsidiary OPs own investments through limited liability companies that are SPEs which own investments directly. The OP is the sole member of the Mezz LLC, which owns investments directly. The OP has three classes of OP Units: Class A, Class B and Class C. Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units and Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. The Company is the majority limited partner of the OP in terms of economic interests, holding approximately 76.42% of the OP Units in the OP as of  September 30, 2022, which represent 100% of the Class A OP Units, and the general partner of the OP must generally receive approval of the Board to take any actions. As such, the Company consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest, as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the unaudited consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities. As of September 30, 2022, there are no outstanding redeemable noncontrolling interests issued by the Subsidiary OPs.

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

Purchase Price Allocation

The Company considers the acquisition of real estate investments as asset acquisitions. Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment and intangible lease assets, in accordance with FASB ASC 805, Business Combinations. Acquisition costs are capitalized in accordance with FASB ASC 805.

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

Land	Not depreciated
Buildings (in years)	30
Improvements (in years)	15
Furniture, fixtures and equipment (in years)	3
Intangible lease assets (in months)	6

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

Income Recognition

Interest Income - Loans held-for-investment, CMBS structured pass-through certificates, mortgage loans from the consolidated CMBS Entities, bridge loans, multifamily structured credit risk notes (“MSCR Notes”) and mortgage backed securities where the Company expects to collect the contractual interest and principal payments are considered to be performing loans. The Company recognizes income on performing loans in accordance with the terms of the loan on an accrual basis. Interest income also includes amortization of loan premiums or discounts and loan origination costs and prepayment penalties.

Realized Gain (Loss) on Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Operations with respect to the investment sold at the time of the sale.

Revenue Recognition

The Company owns a multifamily property whereby its primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. See Note 8 for additional information regarding this multifamily property. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. The Company records an allowance to reflect revenue that may not be collectable. This is recorded through a provision for bad debts, which is included in rental income in the accompanying Consolidated Statements of Operations. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, pets and administrative, application and other fees and are recognized when earned. The Company implemented the provisions of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) as of December 31, 2021. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

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

For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. As of, and for the nine months ended September 30, 2022, the Company had no loan modifications, and, thus no troubled debt restructurings.

A loan is written off when it is no longer realizable and/or it is legally discharged.

The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the nine months ended September 30, 2022, there were no loans acquired with deteriorated credit quality.

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

Valuation of Consolidated VIEs

The Company reports the financial assets and liabilities of each consolidated CMBS trust at fair value using the measurement alternative included in ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). Pursuant to ASU 2014-13, both the financial assets and financial liabilities of the consolidated CMBS trusts are measured using the fair value of the financial liabilities (which are considered more observable than the fair value of the financial assets) and the equity of the CMBS trusts beneficially owned by the Company. As a result, the CMBS issued by the consolidated trusts, but not beneficially owned by us, are presented as financial liabilities in our consolidated financial statements, measured at their estimated fair value; the Company measured the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by the Company. Under the measurement alternative prescribed by ASU 2014-13, “Net income (loss)” reflects the economic interests in the consolidated CMBS beneficially owned by the Company, presented as “Change in net assets related to consolidated CMBS variable interest entities” in the Consolidated Statements of Operations, which includes applicable (1) changes in the fair value of CMBS beneficially owned by the Company, (2) interest income, interest expense and servicing fees earned from the CMBS trusts and (3) other residual returns or losses of the CMBS trusts, if any.

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

CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities - Interest only tranches of CMBS structured pass-through certificates (“CMBS I/O Strips”), MSCR Notes and mortgage backed securities are categorized as Level 2 assets in the fair value hierarchy. CMBS I/O Strips, MSCR Notes and mortgage backed securities are valued using broker quotes. Broker quotes represent the price that an investment could be sold for in a market transaction and represent fair market value. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the valuation date are classified as Level 2 assets.

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

Income Taxes

The Company has elected to be taxed as a REIT and expects to continue to qualify as a REIT. As a result of the Company’s REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of September 30, 2022, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

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

The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2022.

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

In March 2020, the FASB issued AU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the U.S. Dollar London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through  September 30, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Loans Held for Investment, Net

The Company’s investments in mortgage loans, mezzanine loans, preferred equity and convertible notes are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity and convertible notes are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of September 30, 2022 and December 31, 2021, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
September 30, 2022
Mortgage loans, held-for-investment	$688,728	$729,004	15	100.00%	4.81%	5.61
Mezzanine loans, held-for-investment	163,021	165,197	23	63.99%	9.96%	5.64
Preferred equity, held-for-investment	118,993	118,669	9	78.57%	10.87%	5.72
	$970,742	$1,012,870	47	91.33%	6.41%	5.63

(1)	Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)	The weighted-average of loans paying a fixed rate is weighted on current principal balance.
(3)	The weighted-average coupon is weighted on outstanding face amount.
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

For the nine months ended September 30, 2022 and 2021, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Balance at January 1,	$1,088,881	$1,045,891
Originations	156,934	28,911
Proceeds from principal repayments	(196,825)	(42,130)
Conversion of convertible bonds to common stock	(25,000)	—
PIK distribution reinvested in Preferred Units	528	—
Amortization of loan premium, net (1)	(11,591)	(7,340)
Loan loss provision	(57)	(101)
Realized losses	—	(886)
Balance at September 30,	$1,012,870	$1,024,345

(1)	Includes net amortization of loan purchase premiums.

As of September 30, 2022, and December 31, 2021, there were $42.7 million and $55.0 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.

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

September 30, 2022
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	47	1,012,870	100.00%
4	—	—	—
5	—	—	—
	47	$1,012,870	100.00%

December 31, 2021
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	51	1,088,881	100.00%
4	—	—	—
5	—	—	—
	51	$1,088,881	100.00%

As of September 30, 2022, all 47 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	September 30, 2022	December 31, 2021
Georgia	32.14%	38.93%
Florida	18.54%	16.90%
Texas	10.83%	7.74%
Nevada	5.07%	*
Maryland	5.92%	5.66%
Minnesota	5.17%	4.86%
California	4.52%	2.53%
Alabama	3.57%	3.35%
North Carolina	2.43%	2.23%
Arkansas	1.38%	*
Missouri	1.26%	1.19%
New Jersey	*	2.83%
Connecticut	0.00%	2.87%
Other (17 and 19 states each at <1%)	9.17%	10.91%
	100.00%	100.00%

*Included in “Other.”

Collateral Property Type	September 30, 2022	December 31, 2021
Single Family Rental	70.24%	76.15%
Multifamily	25.28%	20.32%
Life Science	2.75%	3.53%
Self-Storage	1.73%	0.00%
	100.00%	100.00%

4. CMBS Trusts

As of September 30, 2022, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as financing cash flows.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	September 30, 2022	December 31, 2021
Mortgage loans held in variable interest entities, at fair value	$6,980,129	$7,192,547
Accrued interest receivable	2,898	2,212

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(6,488,498)	(6,726,272)
Accrued interest payable	(2,168)	(1,500)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest earned	$9,455	$7,819	$25,623	$19,943
Unrealized gain (loss)	(12,103)	12,421	(20,304)	28,982
Change in net assets related to consolidated CMBS variable interest entities	$(2,648)	$20,240	$5,319	$48,925

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	September 30, 2022	December 31, 2021
Texas	17.45%	16.88%
Florida	13.62%	14.77%
California	8.98%	8.50%
Arizona	7.38%	10.37%
Washington	6.83%	6.19%
New Jersey	4.53%	4.65%
Georgia	4.53%	4.97%
Colorado	6.01%	4.08%
Nevada	3.23%	3.51%
Connecticut	3.52%	3.02%
North Carolina	3.41%	3.12%
New York	2.77%	2.45%
Ohio	1.94%	1.72%
Indiana	1.64%	1.68%
Virginia	1.56%	1.70%
Illinois	1.32%	*
Missouri	1.24%	1.26%
Michigan	1.07%	1.56%
Other (24 and 20 states each at <1%)	8.97%	8.02%
	100.00%	100.00%

*Included in “Other.”

Collateral Property Type	September 30, 2022	December 31, 2021
Multifamily	98.50%	98.42%
Manufactured Housing	1.50%	1.58%
	100.00%	100.00%

5. Common Stock Investments

The Company owns approximately 25.8% of the total outstanding shares of common stock of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10 for NSP.

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

The following table presents the common stock investments as of September 30, 2022 and December 31, 2021, respectively (in thousands, except share amounts):

	Investment		Shares		Fair Value
Investment	Date	Property Type	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$55,734	$58,460
Private REIT	4/14/2022	Ground lease	1,394,213	—	27,885	—

The following table presents “Change in unrealized gain on common stock investment” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Change in unrealized gain on NexPoint Storage Partners	$(3,189)	$1,362	$(2,726)	$4,695
Change in unrealized gain on Private REIT	—	—	2,885	—
Change in unrealized gain on common stock investments	$(3,189)	$1,362	$159	$4,695

6. CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities

As of September 30, 2022, the Company held twelve CMBS I/O Strips, three MSCR Notes and six mortgage backed securities at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. The MSCR Notes transfer the credit risk on a pool of loans referencing Freddie Mac Multifamily Participation Certificates or credit enhancement on affordable multifamily-backed bonds issued by state and local housing finance agencies. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties. See Note 2 and Note 10 for additional disclosures regarding valuation methodologies for the CMBS I/O Strips, MSCR Notes and mortgage backed securities.

The following table presents the CMBS I/O Strips, MSCR Notes and mortgage backed securities as of  September 30, 2022 (in thousands):

	Investment
Investment	Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$1,888	Multifamily	2.09%	15.05%	9/25/2046
CMBS I/O Strip	8/6/2020		19,395	Multifamily	3.09%	16.13%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	5,842	Multifamily	1.71%	16.15%	1/25/2030
CMBS I/O Strip	5/27/2021		3,855	Multifamily	3.50%	15.79%	5/25/2030
CMBS I/O Strip	6/7/2021		470	Multifamily	2.39%	18.85%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	4,952	Multifamily	1.34%	14.96%	5/25/2029
CMBS I/O Strip	6/21/2021		1,249	Multifamily	1.30%	18.20%	5/25/2030
CMBS I/O Strip	8/10/2021		2,592	Multifamily	1.96%	16.00%	4/25/2030
CMBS I/O Strip	8/11/2021		1,384	Multifamily	3.20%	13.84%	7/25/2031
CMBS I/O Strip	8/24/2021		260	Multifamily	2.70%	14.56%	1/25/2031
CMBS I/O Strip	9/1/2021		3,887	Multifamily	2.04%	15.51%	6/25/2030
CMBS I/O Strip	9/11/2021		3,984	Multifamily	3.05%	13.84%	9/25/2031
Total			$49,758		2.55%	15.72%

MSCR Notes
MSCR Notes	5/25/2022		3,946	Multifamily	11.68%	11.68%	5/25/2052
MSCR Notes	5/25/2022		4,906	Multifamily	8.68%	8.68%	5/25/2052
MSCR Notes	9/23/2022		1,366	Multifamily	9.03%	9.92%	11/25/2051
Total			$10,218		9.89%	10.00%

Mortgage Backed Securities
Mortgage Backed Securities	6/1/2022		9,975	Single-Family	5.59%	5.85%	4/17/2026
Mortgage Backed Securities	6/1/2022		9,293	Single-Family	4.87%	5.10%	11/19/2025
Mortgage Backed Securities	7/28/2022		546	Single-Family	6.23%	6.34%	10/17/2027
Mortgage Backed Securities	7/28/2022		856	Single-Family	3.60%	4.26%	6/20/2028
Mortgage Backed Securities	9/12/2022		5,000	Multifamily	7.80%	7.78%	1/25/2031
Mortgage Backed Securities	9/29/2022		7,980	Self Storage	8.73%	8.75%	9/15/2027
Total			$33,650		6.42%	6.59%

(1)	Current yield is the annualized income earned divided by the cost basis of the investment.
(2)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
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

The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest earned	$2,237	$1,263	$4,811	$2,466
Change in unrealized gain (loss) on CMBS structured pass-through certificates	(3,904)	355	(11,555)	794
Change in unrealized gain (loss) on MSCR notes	44	—	(147)	—
Change in unrealized (loss) on mortgage backed securities	(317)	—	(356)	—
Total	$(1,940)	$1,618	$(7,247)	$3,260

7. Bridge Loan

On  March 31, 2022, the Company, through one of the Subsidiary OPs, originated a bridge loan for $13.5 million. The bridge loan was secured by a development property in Las Vegas, Nevada, and was used by the borrower to finance the acquisition of the property prior to obtaining construction financing. The loan bore interest at a rate of 1.50% plus the Wall Street Journal Prime Rate (“WSJ Prime”) and was set to mature on  October 1, 2022. On August 9, 2022, the bridge loan was paid off.

8. Real Estate Investment, net

On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina. The property was 96.1% and 95.6% occupied, with effective rent per occupied unit of $1,649 per month and $1,526, per month as of  September 30, 2022 and December 31, 2021, respectively (unaudited).

As of  September 30, 2022, the major components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investment, Net	Land	Buildings and Improvements	Intangible Lease Assets	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,817	$—	$607	$61,420
Accumulated depreciation and amortization	—	(1,328)	—	(152)	(1,480)
Total Real Estate Investment, Net	$10,996	$48,489	$—	$455	$59,940

As of  December 31, 2021, the major components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investment, Net	Land	Buildings and Improvements	Intangible Lease Assets	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,807	$954	$512	$62,269
Accumulated depreciation and amortization	—	—	—	—	—
Total Real Estate Investment, Net	$10,996	$49,807	$954	$512	$62,269

The following table reflects the revenue and expenses for the three and nine months ended September 30, 2022 and 2021, for our multifamily property (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental income	$988	$—	$2,809	$—
Other income	8	—	29	—
Total revenues	$996	$—	$2,838	$—
Expenses
Interest expense	373	—	875	—
Real estate taxes and insurance	119	—	373	—
Property operating expenses	174	—	495	—
Property general and administrative expenses	29	—	98	—
Property management fees	28	—	81	—
Depreciation and amortization	545	—	2,435	—
Rate cap (income) expense	(420)	—	(923)	—
Total expenses	848	—	3,434	—
Net income (loss) from consolidated real estate owned	$148	$—	$(596)	$—

9. Debt

The following table summarizes the Company’s financing arrangements in place as of September 30, 2022:

	September 30, 2022
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	351,037	351,037	N/A	(5)	4.64%	0.22	1,001,008	564,848	567,690	7.3
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	629,250	629,250	7/12/2029		2.35%	5.6	688,728	729,004	729,004	5.6
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,252	8/1/2031		0.30%	7.5	105,817	108,455	108,455	7.5
Multifamily property
CBRE	12/31/2021	32,480	32,212	6/1/2028	(6)	5.80%	5.7	N/A	59,940	59,940	5.7
Unsecured Financing
Various	10/15/2020	36,500	35,452	10/25/2025		7.50%	3.1	N/A	N/A	N/A	N/A
Various	4/20/2021	165,000	162,790	4/15/2026		5.75%	3.5	N/A	N/A	N/A	N/A
Total/weighted average		$1,273,519	$1,269,993			3.56%	3.9	$1,795,553	$1,462,247	$1,465,089	6.7

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value on an unconsolidated basis. SFR Loans and mezzanine loans are shown at their amortized cost.
(4)

On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities.

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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of September 30, 2022. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value, which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of September 30, 2022, the outstanding balance on the Credit Facility was $629.3 million.

We, through the Subsidiary OPs, have borrowed approximately $351.0 million under our repurchase agreements and posted $1.0 billion par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral as of September 30, 2022. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

On October 15, 2020, the OP issued 7.50% Senior Unsecured Notes (the “OP Notes”) for an aggregate principal amount of $36.5 million and a coupon rate of 7.50%. The OP Notes are due October 15, 2025 and were sold at approximately 99% of par value for proceeds of approximately $36.1 million before offering costs. Additionally, the OP Notes are fully guaranteed by the Company in the event that the OP cannot satisfy the obligations of the OP Notes. As of  September 30, 2022, any action required under the guaranty is considered remote.

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

As of September 30, 2022, the outstanding principal balances related to the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

		Outstanding
	Investment	Principal
Investment	Date	Balance	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,689	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	46,093	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	34,665	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,333	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	8,913	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,887	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	8,038	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	6,806	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	5,971	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,642	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	5,037	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	4,791	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	4,755	Various	Single-family	Fixed	2.97%	1/1/2029
Total		$629,250				2.35%
Mezzanine Loans
Senior loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%

For the nine months ended September 30, 2022 and 2021, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Balances as of January 1,	$1,273,051	$1,036,878
Principal borrowings	163,162	148,595
Principal repayments	(161,999)	(49,869)
Repurchase of unsecured notes	(4,829)	—
Accretion of discounts	572	386
Amortization of deferred financing costs	36	—
Balances as of September 30,	$1,269,993	$1,135,990

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2022 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2022(1)	$—	$(351,037)	$(351,037)
2023	—	(4,791)	(4,791)
2024	—	(5,642)	(5,642)
2025	(36,500)	(46,094)	(82,594)
2026	(197,480)	(9,284)	(206,764)
Thereafter	—	(622,691)	(622,691)
	$(233,980)	$(1,039,539)	$(1,273,519)

(1)	The transactions in place in the master repurchase agreement with Mizuho have a one-month to two-month tenor and are expected to roll accordingly.

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of  September 30, 2022 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$22,100	$22,100	$—	$—	$22,100
Restricted cash	4,382	4,382	—	—	4,382
Real estate investment, net	59,940	—	—	59,940	59,940
Loans, held-for-investment, net	283,866	—	—	288,954	288,954
Common stock investments, at fair value	83,619	—	27,885	55,734	83,619
Mortgage loans, held-for-investment, net	729,004	—	—	730,152	730,152
Accrued interest	13,691	13,691	—	—	13,691
Mortgage loans held in variable interest entities, at fair value	6,980,129	—	6,980,129	—	6,980,129
CMBS structured pass-through certificates, at fair value	49,758	—	49,758	—	49,758
MSCR notes, at fair value	10,218	—	10,218	—	10,218
Mortgage backed securities, at fair value	33,650	—	33,650	—	33,650
Accounts receivable and other assets	1,575	1,575	—	—	1,575
Proceeds held in escrow for unsettled purchase	3,990	—	3,990	—	3,990
	$8,275,922	$41,748	$7,105,630	$1,134,780	$8,282,158

Liabilities
Secured financing agreements, net	$688,502	$—	$—	$700,877	$700,877
Master repurchase agreements	351,037	—	—	351,037	351,037
Unsecured notes, net	198,242	—	182,779	—	182,779
Mortgages payable, net	32,212	—	—	27,213	27,213
Accounts payable and other accrued liabilities	6,131	6,131	—	—	6,131
Accrued interest payable	8,249	8,249	—	—	8,249
Due to brokers for unsecured notes purchased, not yet settled	7,980	7,980			7,980
Bonds payable held in variable interest entities, at fair value	6,488,498	—	6,488,498	—	6,488,498
	$7,780,851	$22,360	$6,671,277	$1,079,127	$7,772,763

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

	Carrying Value	Valuation Technique	Unobservable Inputs	Input Values
Common stock investment, at fair value	$55,734	Discounted cash flow	Terminal cap rate	5.38%
			Discount rate	8.50%

The table below reflects a summary of changes for the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets for the nine months ended September 30, 2022:

	Balance as of 12/31/21	Change in Unrealized Gains/(Losses)	Balance as of 9/30/22
Common stock investment, at fair value	$58,460	$(2,726)	$55,734

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 13). The redemption value is based on the fair value of the Company’s common stock at the redemption date and therefore is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs, such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At September 30, 2022, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets (see Note 13).

11. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2022, the Company issued 114,494 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 531,728 shares of common stock pursuant to its at-the-market offering (see “At-the-Market Offering” below).

As of September 30, 2022, the Company had 15,266,746 shares of common stock, par value $0.01 per share, issued and 14,979,759 shares of common stock, par value $0.01 per share, outstanding.

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

Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, and on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of  September 30, 2022:

	2022
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2022	439,087		$15.97
Granted	276,940		19.85
Vested	(135,488)	(1)	19.39
Forfeited	(2,889)		20.81
Outstanding September 30, 2022	577,650		$17.89

(1)

Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 114,494 shares being issued as shown on the consolidated statements of stockholders' equity.

The following table contains information regarding the vesting of restricted stock units under the 2020 LTIP for the next five calendar years subsequent to September 30, 2022:

	Shares Vesting
	February		May		Total
2022	—	(1)	—	(1)	—
2023	133,393		68,569		201,962
2024	120,638		68,564		189,202
2025	120,644		—		120,644
2026	65,842		—		65,842
Total	440,517		137,133		577,650

(1)	Shares vested prior to September 30, 2022.

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

Sales of shares of common stock or Series A Preferred Stock under the 2021 ATM Program, if any, may have been made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act including, without limitation, sales made by means of ordinary brokers' transactions on the New York Stock Exchange (“NYSE”), to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. The Company did not incur any termination penalties as a result of the 2021 Equity Distribution Agreements. As of the termination date, no Series A Preferred Stock had been sold through the 2021 ATM Program. The following table contains summary information of the 2021 ATM Program for sales from inception through the termination date:

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

The following table contains summary information of the 2022 ATM Program since its inception:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	869,035
Net Proceeds	11,517,803
Average Price Per Share, net	$21.66

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

Dividends

The Board declared the third quarterly dividend of 2022 to common stockholders of $0.50 per share on July 27, 2022, which was paid on September 30, 2022, to common stockholders of record as of September 15, 2022.

The Board declared a dividend to preferred stockholders of $0.53125 per share on September 21, 2022, which was paid on October 25, 2022, to preferred stockholders of record as of  October 14, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$(8,059)	$13,233	$9,884	$27,142

Earnings for basic computations
Net income (loss) attributable to redeemable noncontrolling interests	(1,509)	11,084	5,982	32,747
Net income for diluted computations	$(9,568)	$24,317	$15,866	$59,889

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	14,962	6,863	14,526	5,738
Average number of unvested restricted stock units	578	440	569	446
Average number of OP Units and SubOP Units	7,138	13,417	7,307	13,663
Average number of common shares outstanding - diluted	22,678	20,720	22,402	19,847
Earnings per weighted average common share:
Basic	$(0.54)	$1.93	$0.68	$4.73
Diluted	$(0.54)	$1.17	$0.71	$3.02

13. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of September 30, 2022, the Company holds the majority economic interests in the OP. Net income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

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

The Cash Amount is defined in the OP LPA as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company’s common stock, which because the Company’s common stock is listed on the NYSE will be calculated for the ten consecutive trading days (the “Ten Day VWAP”) immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the “Valuation Date”).  The Ten Day VWAP calculated based on a Valuation Date of  September 30, 2022 was $17.19, and there were 7,138,382 OP Units outstanding other than those held by the Company. Assuming that (1) the Ten Day VWAP exceeded the NAV, (2) all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of September 30, 2022 and (3) the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $122.7 million in cash consideration to redeem the OP Units.

On September 8, 2021, the general partner of the OP executed the OP LPA for the purposes of creating a board of directors of the OP (the “Partnership Board”) and subdividing and reclassifying the outstanding OP Units into Class A, Class B and Class C OP Units. The OP LPA generally provides that the newly created Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the Partnership Board, and that the Class C OP Units have no voting power. The reclassification of the OP Units did not have a material effect on the economic interests of the holders of OP Units. In connection with the OP LPA, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by a subsidiary of NexPoint Diversified Real Estate Trust were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units.

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

As of September 30, 2022, the Company owns 76.42% of the OP Units representing 100% of the Class A OP Units. See Note 11 for additional disclosures regarding redemption of OP Units.

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the nine months ended September 30, 2022 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Redeemable noncontrolling interests in the OP, December 31,	$261,423	$275,670
Net income attributable to redeemable noncontrolling interests in the OP	5,982	32,747
Redemption of redeemable noncontrolling interests in the OP	(113,535)	(32,393)
Distributions to redeemable noncontrolling interests in the OP	(10,708)	(17,032)
Redeemable noncontrolling interests in the OP, September 30,	$143,162	$258,992

The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
September 30, 2022	14,979,759	7,138,382	22,118,141

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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2022, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas, with 93.5% occupancy as of  September 30, 2022. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 73.4% and a maturity date of May 1, 2030.

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

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the nine months ended September 30, 2022, operating expenses did not exceed the Expense Cap.

For the nine months ended September 30, 2022 and 2021, the Company incurred management fees of $2.3 million and $1.6 million, respectively.

Notes Offering

On  April 20, 2021, the Company issued $75.0 million aggregate amount of its 5.75% Notes at a price equal to 99.5% par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Notes at issuance.

Jernigan Capital Acquisition

On  November 6, 2020, a subsidiary of the Company and affiliates of our Manager completed a merger with Jernigan Capital, Inc., taking that entity private, and converting the Company’s preferred stock investment into common shares of NSP, the surviving entity. See Note 5 for additional disclosure regarding this investment.

Bridge Loan

On March 31, 2022, the Company, through one of the Subsidiary OPs, originated a bridge loan for $13.5 million. The bridge loan was secured by a development property in Las Vegas, Nevada, and was used by the borrower to finance the acquisition of the property prior to obtaining construction financing. The loan bore interest at a rate of 1.50% plus the WSJ Prime Rate and was set to mature on October 1, 2022. On August 9, 2022, the bridge loan was paid off. The borrower under the bridge loan was a subsidiary of an entity advised by an affiliate of the Adviser.

15. Commitments and Contingencies

Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. The Company funded $3.0 million on September 29, 2021, on November 8, 2021, the Company funded $30.0 million, on December 20, 2021, the Company funded $3.8 million, on January 14, 2022, the Company funded $0.9 million, on January 19, 2022, the Company funded $0.2 million, and on January 27, 2022, the Company funded $18.5 million. As of September 30, 2022, the Company  may have the obligation to fund an additional $18.6 million by September 29, 2023, which the issuer may extend for up to two years at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of September 30, 2022, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units is considered remote for the period ended  September 30, 2022.

The OP Notes previously described in Note 9 are fully guaranteed by the Company. As of September 30, 2022, there has been no indication that the OP will not be able to satisfy the terms of the OP Notes. The Company considers any action required under the guaranty to be remote.

16. Subsequent Events

Preferred Equity Investments

On  October 5, 2022, the Company, through one of the Subsidiary OPs, purchased a preferred equity interest of approximately $4.0 million in a multifamily property in Kirkland, WA. The investment accrues distributions at an annual rate of 10.70% plus one-month SOFR. Of this amount, 7.0% is paid in cash on a monthly basis, while the remaining is accrued, compounded on a monthly basis and will be paid upon redemption, sale of the property, or refinancing of the property.

On October 19, 2022, the Company, through one of the Subsidiary OPs, funded and purchased $15.0 million of the Preferred Units pursuant to its obligations under the Company's existing purchase agreement.

Dividends Declared

On October 24, 2022, the Board approved a quarterly dividend of $0.50 per share, payable on December 30, 2022, to common stockholders of record on December 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our Annual Report on Form 10-K for the year ended December 31, 2021,  filed with the SEC on February 28, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and the “Risk Factors” in Part 1, Item 1A, “Risk Factors” of our Annual Report.

Overview

We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity, multifamily properties and common stock investments, as well as multifamily CMBS securitizations. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas, or MSAs. In addition, we target lending or investing in properties that are stabilized or have a light-transitional business plan.

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

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of September 30, 2022 approximately $17.7 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates and related entities, including NexBank, SSB, is one of the most experienced global alternative credit managers managing approximately $20.2 billion of loans and debt or credit related investments as of September 30, 2022 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources, including research capabilities, an extensive relationship network, other proprietary information, scalability and a vast wealth of knowledge of information on real estate in our target assets and sectors.

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

Purchases and Dispositions in the Quarter

Acquisitions and Originations

The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended September 30, 2022. The amounts in the table below are as of the purchase or investment date:

Investment	Investment Date	Tranche	Outstanding Principal Amount	Cost (% of Par Value)	Coupon	Current Yield	Maturity Date	Interest Rate Type
Mezzanine Loan	7/1/2022	N/A	$9,000,000	99.0%	11.00%	11.11%	7/1/2027	Fixed Rate
PROG 2020-SFR 3	7/28/2022	H	575,000	98.3%	6.23%	6.34%	10/17/2027	Fixed Rate
AMSR 2021-SFR1	7/28/2022	F	1,057,000	84.3%	3.60%	4.26%	6/20/2028	Fixed Rate
FREMF 2022-KF140	7/28/2022	CS	70,485,873	100.0%	6.80%	6.80%	7/25/2029	Floating Rate
Preferred Equity	8/10/2022	B1	8,500,000	99.0%	13.08%	13.21%	9/9/2025	Floating Rate
FREMF 21K-F103	9/12/2022	CS	4,989,277	100.6%	7.80%	7.78%	1/25/2031	Floating Rate
MSCR 2021-MN 3	9/23/2022	B1	1,500,000	91.7%	9.03%	9.92%	11/25/2051	Floating Rate
JPMCC 2022-NXSS	9/29/2022	E	8,000,000	99.8%	8.73%	8.75%	9/15/2027	Floating Rate
Preferred Equity	9/30/2022	N/A	9,000,000	99.0%	12.17%	12.29%	10/1/2025	Floating Rate
			$113,107,150		8.21%	8.26%

Redemptions and Sales

The following investments were redeemed or sold during the three months ended September 30, 2022:

Investment	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
FREMF 2020-K113 X2A	8/6/2020	7/19/2022	$8,046,260	$6,962,393	$—	$(1,083,867)
Bridge Loan	3/31/2022	8/9/2022	13,467,500	13,500,000	—	32,500
SFR Loan	2/11/2020	9/25/2022	4,895,376	4,596,169	643,833	344,625
Mezzanine Loan	10/20/2020	9/25/2022	1,116,983	1,082,000	10,820	(24,163)
			$27,526,119	$26,140,561	$654,653	$(730,905)

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

The following table presents the components of net interest income for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Nine Months Ended September 30,
	2022			2021
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)	$ Change	% Change
Interest income
SFR Loans, held-for-investment	$37,105	$746,111	6.63%	$27,509	$900,671	4.07%	$9,596	34.9%
Mezzanine loans, held-for-investment	10,981	157,789	9.28%	8,585	123,831	9.24%	2,396	27.9%
Preferred equity, held-for-investment	10,268	102,471	13.36%	1,463	17,983	10.85%	8,805	601.8%
Convertible notes, held-for-investment	2,545	47,821	7.10%	—	—	N/A	2,545	N/A
CMBS structured pass-through certificates, at fair value	4,017	66,442	8.06%	2,273	51,577	5.88%	1,744	76.7%
Bridge loan	346	6,787	6.80%	70	1,560	5.98%	276	394.3%
MSCR notes	299	4,385	9.09%	—	—	N/A	299	N/A
Mortgage backed securities	460	11,025	5.56%	—	—	N/A	460	N/A
Total interest income	$66,021	$1,142,830	11.55%	$39,900	$1,095,622	4.86%	$26,121	65.5%
Interest expense
Master repurchase agreements, net	(6,832)	(317,117)	2.87%	(2,991)	(177,305)	2.25%	(3,841)	128.4%
Long-term seller financing, net	(11,993)	(711,001)	2.25%	(14,399)	(830,139)	2.31%	2,406	-16.7%
Unsecured notes, net	(9,782)	(201,697)	6.47%	(4,486)	(82,654)	7.24%	(5,296)	118.1%
Total interest expense	$(28,607)	$(1,229,814)	4.65%	$(21,876)	$(1,090,098)	2.68%	$(6,731)	30.8%
Net interest income (3)	$37,414			$18,024			$19,390	107.6%

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis and includes prepayment penalties.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

The following table presents the components of net interest income for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended September 30,
	2022			2021
	Interest income/	Average		Interest income/	Average
	(expense)	Balance (1)	Yield (2)	(expense)	Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$7,297	$733,505	3.98%	$10,082	$884,228	4.56%
Mezzanine loans, held-for-investment	3,908	165,939	9.42%	2,977	134,402	8.86%
Preferred equity, held-for-investment	3,198	118,567	10.79%	356	16,757	8.50%
Convertible bond, held-for-investment	—	—	N/A	—	—	N/A
CMBS structured pass through certificates, at fair value	1,310	62,960	8.32%	887	64,201	5.53%
Bridge loan	125	4,500	11.11%	70	4,629	6.05%
MSCR notes	221	9,500	9.31%	—	—	N/A
Mortgage backed securities	368	26,455	5.56%	—	—	N/A
Total interest income	$16,427	$1,121,425	5.86%	$14,372	$1,104,217	5.21%
Interest expense
Repurchase agreements	(3,362)	(340,438)	3.95%	(1,068)	(22,163)	1.92%
Long-term seller financing	(4,052)	(693,405)	2.34%	(4,751)	(815,356)	2.33%
Unsecured Notes	(3,268)	(203,500)	6.42%	(1,971)	(111,500)	7.07%
Total interest expense	$(10,682)	$(1,237,343)	3.45%	$(7,790)	$(949,019)	2.71%
Net interest income (3)	$5,745			$6,582

(1)	Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)	Yield calculated on an annualized basis and includes prepayment penalties.
(3)	Net interest income is calculated as the difference between total interest income and total interest expense.

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

Change in unrealized gain on mortgage backed securities. Includes unrealized gain (loss) based on changes in the fair value of our mortgage backed securities. See Note 6 to our consolidated financial statements for additional information.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table sets forth a summary of our operating results for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net interest income	$5,745	$6,582	$(837)	-12.7%
Other income (loss)	(10,828)	21,963	(32,791)	-149.3%
Operating expenses	(3,611)	(3,354)	(257)	7.7%
Net income	(8,694)	25,191	(33,885)	-134.5%
Net (income) attributable to preferred shareholders	(874)	(874)	—	0.0%
Net (income) attributable to redeemable noncontrolling interests	1,509	(11,084)	12,593	-113.6%
Net income (loss) attributable to common stockholders	$(8,059)	$13,233	$(21,292)	-160.9%

The change in our net loss for the three months ended September 30, 2022, as compared to the net income for the three months ended September 30, 2021, primarily relates to a decrease in other income and an increase in operating expenses. Our net (loss) attributable to common stockholders for the three months ended September 30, 2022 was approximately $8.1 million. We earned approximately $5.7 million in net interest income, incurred $10.8 million in other loss, incurred operating expenses of $3.6 million, allocated approximately $0.9 million of income to preferred stockholders and allocated approximately $1.5 million of income to redeemable noncontrolling interest in the OP for the three months ended September 30, 2022.

Revenues

Net interest income. Net interest income was $5.7 million for the three months ended September 30, 2022, compared to $6.6 million for the three months ended September 30, 2021, which was an increase of approximately $0.9 million. The increase between the periods is primarily due to prepayment penalties related to early paydowns offset by accelerated premium amortization. Additionally, an increase in investments compared to the prior period also contributed to the increase between the periods. As of September 30, 2022, we owned 81 discrete investments compared to 69 as of September 30, 2021.

Other income (loss). Other loss was $10.8 million for the three months ended September 30, 2022, compared to other income of  $22.0 million for the three months ended September 30, 2021, which was a decrease of approximately $32.8 million. This was primarily due to a decrease in the change in net assets related to consolidated CMBS VIEs and a decrease in fair value marks between the periods.

Expenses

G&A expenses. G&A expenses were $1.7 million for the three months ended September 30, 2022, compared to $1.5 million for the three months ended September 30, 2021, which was an increase of approximately $0.2 million.

Loan servicing fees. Loan servicing fees were $1.1 million for the three months ended September 30, 2022, compared to $1.3 million for the three months ended September 30, 2021, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to a decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period.

Management fees. Management fees were $0.8 million for the three months ended September 30, 2022, compared to $0.6 million for the three months ended September 30, 2021, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table sets forth a summary of our operating results for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net interest income	$37,414	$18,024	$19,390	107.6%
Other income (loss)	(7,947)	54,830	(62,777)	-114.5%
Operating expenses	(10,971)	(10,339)	(632)	6.1%
Net income	18,496	62,515	(44,019)	-70.4%
Net (income) attributable to preferred shareholders	(2,630)	(2,626)	(4)	0.2%
Net (income) attributable to redeemable noncontrolling interests	(5,982)	(32,747)	26,765	-81.7%
Net income attributable to common stockholders	$9,884	$27,142	$(17,258)	-63.6%

The change in our net income for the nine months ended September 30, 2022, as compared to the net income for the nine months ended September 30, 2021, primarily relates to increases in other loss and operating expenses offset by an increase in net interest income. Our net income attributable to common stockholders for the nine months ended September 30, 2022 was approximately $9.9 million. We earned approximately $37.4 million in net interest income, incurred $7.9 million in other loss, incurred operating expenses of $11.0 million, allocated approximately $2.6 million of income to preferred stockholders and allocated approximately $6.0 million of income to redeemable noncontrolling interest in the OP for the nine months ended September 30, 2022.

Revenues

Net interest income. Net interest income was $37.4 million for the nine months ended September 30, 2022, compared to $18.0 million for the nine months ended September 30, 2021, which was an increase of approximately $19.4 million. The increase between the periods is primarily due to $22.9 million in prepayment penalties related to early paydowns offset by accelerated premium amortization. Additionally, an increase in investments compared to the prior period also contributed to the increase between the periods. As of September 30, 2022, we owned 81 discrete investments compared to 69 as of September 30, 2021.

Other income (loss). Other loss was $7.9 million for the nine months ended September 30, 2022, compared to other income of $54.8 million for the nine months ended September 30, 2021, which was a decrease of approximately $62.7 million. This was primarily due to a decrease in the change in net assets related to consolidated CMBS VIEs and a decrease in fair value marks between the periods.

Expenses

G&A expenses. G&A expenses were $5.3 million for the nine months ended September 30, 2022, compared to $4.8 million for the nine months ended September 30, 2021, which was an increase of approximately $0.5 million.

Loan servicing fees. Loan servicing fees were $3.3 million for the nine months ended September 30, 2022, compared to $3.9 million for the nine months ended September 30, 2021, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to a decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period.

Management fees. Management fees were $2.3 million for the nine months ended September 30, 2022, compared to $1.6 million for the nine months ended September 30, 2021, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net income attributable to common stockholders	$(8,059)	$13,233	-160.9%	$9,884	$27,142	-63.6%
Net income attributable to redeemable noncontrolling interests	(1,509)	11,084	-113.6%	5,982	32,747	-81.7%

Weighted-average number of shares of common stock outstanding
Basic	14,962	6,863	118.0%	14,526	5,738	153.2%
Diluted	22,678	20,721	9.4%	22,402	19,846	12.9%
Net income per share, basic	$(0.54)	$1.93	-127.9%	$0.68	$4.73	-85.6%
Net income per share, diluted	$(0.42)	$1.17	-136.0%	$0.71	$3.02	-76.5%
Dividends declared per share	$0.5000	$0.4750	5.3%	$1.5000	$1.4250	5.3%

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

The following table provides a reconciliation of EAD and CAD to GAAP net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net income attributable to common stockholders	$(8,059)	$13,233	-160.9%	$9,884	$27,142	-63.6%
Adjustments
Amortization of stock-based compensation	870	538	61.7%	2,414	1,486	62.4%
Unrealized (gains) or losses (1)	14,054	(8,612)	-263.2%	23,868	(17,198)	-238.8%
EAD attributable to common stockholders	$6,865	$5,159	33.1%	$36,166	$11,430	216.4%

EAD per Diluted Weighted-Average Share	$0.44	$0.71	-37.5%	$2.40	$1.85	29.6%

Adjustments
Amortization of premiums	$2,617	$1,844	41.9%	$13,108	$3,328	293.9%
Accretion of discounts	(2,688)	(1,858)	44.7%	(7,476)	(3,429)	118.0%
Depreciation and amortization of real estate investment	417	—	N/A	1,859	—	N/A
Amortization of deferred financing costs	9	—	N/A	27	—	N/A
CAD attributable to common stockholders	$7,220	$5,145	40.3%	$43,684	$11,329	285.6%

CAD per Diluted Weighted-Average Share	$0.46	$0.70	-34.0%	$2.89	$1.83	58.0%

Weighted-average common shares outstanding - basic	14,962	6,863	118.0%	14,526	5,738	153.2%
Weighted-average common shares outstanding - diluted (2)	15,540	7,303	112.8%	15,095	6,184	144.1%

(1)	Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(2)	Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of non-controlling interests for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net income (loss) attributable to common stockholders	$(8,059)	$13,233	-160.9%	$9,884	$27,142	-63.6%
Net income attributable to redeemable noncontrolling interests	(1,509)	11,084	-113.6%	5,982	32,747	-81.7%

Adjustments
Amortization of stock-based compensation	870	538	61.7%	2,414	1,486	62.4%
Unrealized (gains) or losses (1)	19,473	(14,336)	-235.8%	32,202	(34,671)	-192.9%
EAD	$10,775	$10,519	2.4%	$50,482	$26,704	89.0%

EAD per Diluted Weighted-Average Share	$0.48	$0.51	-5.9%	$2.25	$1.35	67.5%

Adjustments
Amortization of premiums	$3,425	$5,390	-36.5%	$17,179	$10,484	63.9%
Accretion of discounts	(3,517)	(2,976)	18.2%	(9,791)	(6,118)	60.0%
Depreciation and amortization of real estate investment	545	—	N/A	2,435	—	N/A
Amortization of deferred financing costs	12	—	N/A	36	—	N/A
CAD	$11,240	$12,933	-13.1%	$60,341	$31,070	94.2%

CAD per Diluted Weighted-Average Share	$0.50	$0.62	-19.4%	$2.69	$1.57	72.1%

Weighted-average common shares outstanding - basic	14,962	6,863	118.0%	14,526	5,738	153.2%
Weighted-average common shares outstanding - diluted	22,678	20,721	9.4%	22,402	19,846	12.9%

(1)	Unrealized gains are the net change in unrealized loss on investments held at fair value.

Book Value per Share / Unit

The following table calculates our book value per share (in thousands, except per share data):

	September 30, 2022	December 31, 2021
Common stockholders' equity	$314,304	$200,503
Shares of common stock outstanding at period end	14,980	9,164
Book value per share of common stock	$20.98	$21.88

Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	September 30, 2022	December 31, 2021
Common stockholders' equity	$314,304	$200,503
Redeemable noncontrolling interests in the OP	143,162	261,423
Total equity	$457,466	$461,926

Redeemable OP Units at period end	7,138	12,308
Shares of common stock outstanding at period end	14,980	9,164
Combined shares of common stock and redeemable OP Units	22,118	21,472
Combined book value per share / unit	$20.68	$21.51

Our Portfolio

Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common stock investments, a multifamily property, MSCR Notes and mortgage backed securities with a combined unpaid principal balance of $2.1 billion as of September 30, 2022 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of September 30, 2022 (dollars in thousands):

				Current							Remaining
		Investment		Principal							Term (3)
	Investment (1)	Date		Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield	(years)
	SFR Loans
1	Senior loan	2/11/2020		$508,700		$74,485	Various	Single-family	4.65%	4.38%	5.93
2	Senior loan	2/11/2020		10,240		1,561	Various	Single-family	5.35%	5.23%	5.34
3	Senior loan	2/11/2020		5,419		697	Various	Single-family	5.33%	5.26%	0.84
4	Senior loan	2/11/2020		10,223		1,502	Various	Single-family	5.30%	5.00%	5.93
5	Senior loan	2/11/2020		5,482		803	Various	Single-family	5.24%	4.92%	6.01
6	Senior loan	2/11/2020		51,304		7,090	Various	Single-family	4.74%	4.57%	3.01
7	Senior loan	2/11/2020		9,583		1,400	Various	Single-family	6.10%	5.68%	6.01
8	Senior loan	2/11/2020		36,907		5,306	Various	Single-family	5.55%	5.12%	6.09
9	Senior loan	2/11/2020		5,760		842	Various	Single-family	5.99%	5.58%	6.18
10	Senior loan	2/11/2020		5,199		770	Various	Single-family	5.46%	5.14%	6.26
11	Senior loan	2/11/2020		8,813		1,317	Various	Single-family	5.88%	5.54%	6.26
12	Senior loan	2/11/2020		6,456		906	Various	Single-family	4.83%	4.76%	1.34
13	Senior loan	2/11/2020		7,512		1,124	Various	Single-family	5.34%	5.06%	6.35
14	Senior loan	2/11/2020		6,608		990	Various	Single-family	5.46%	5.18%	6.42
15	Senior loan	2/11/2020		10,523		1,529	Various	Single-family	4.72%	4.59%	3.42
	Total			688,729		100,322			4.81%	4.54%	5.61

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020		25,378	(4)	9,203	Various	Multifamily	7.67%	7.68%	3.41
2	CMBS B-Piece	2/11/2020		31,471	(4)	12,579	Various	Multifamily	8.36%	8.35%	4.16
3	CMBS B-Piece	4/23/2020		81,999	(4)	26,385	Various	Multifamily	3.62%	5.64%	7.41
4	CMBS B-Piece	7/30/2020		28,528	(4)	11,828	Various	Multifamily	11.36%	11.36%	4.74
5	CMBS B-Piece	8/6/2020		108,643	(4)	23,372	Various	Multifamily	0.00%	8.31%	7.74
6	CMBS B-Piece	4/20/2021		50,844	(4)	17,242	Various	Multifamily	7.80%	7.80%	8.41
7	CMBS B-Piece	6/30/2021		108,305	(4)	30,460	Various	Multifamily	0.00%	8.56%	4.25
8	CMBS B-Piece	12/9/2021		57,289	(4)	22,228	Various	Multifamily	6.80%	6.80%	2.07
9	CMBS B-Piece	5/2/2022		37,538	(4)	11,242	Various	Multifamily	4.36%	4.70%	16.16
10	CMBS B-Piece	7/28/2022		70,486	(4)	28,194	Various	Multifamily	6.80%	6.80%	6.82
	Total			600,481		192,733			4.18%	7.52%	6.49

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(5)	479	Various	Multifamily	2.09%	15.05%	24.00
2	CMBS I/O Strip	8/6/2020		108,643	(5)	5,706	Various	Multifamily	3.09%	16.13%	7.74
3	CMBS I/O Strip	4/28/2021	(6)	64,622	(5)	1,194	Various	Multifamily	1.71%	16.15%	7.33
4	CMBS I/O Strip	5/27/2021		20,000	(5)	1,042	Various	Multifamily	3.50%	15.79%	7.65
5	CMBS I/O Strip	6/7/2021		4,266	(5)	119	Various	Multifamily	2.39%	18.85%	6.16
6	CMBS I/O Strip	6/11/2021	(7)	120,042	(5)	1,137	Various	Multifamily	1.34%	14.96%	6.65
7	CMBS I/O Strip	6/21/2021		26,469	(5)	425	Various	Multifamily	1.30%	18.20%	7.65
8	CMBS I/O Strip	8/10/2021		25,000	(5)	651	Various	Multifamily	1.96%	16.00%	7.57
9	CMBS I/O Strip	8/11/2021		6,942	(5)	410	Various	Multifamily	3.20%	13.84%	8.82
10	CMBS I/O Strip	8/24/2021		1,625	(5)	260	Various	Multifamily	2.70%	14.56%	8.33
11	CMBS I/O Strip	9/1/2021		34,625	(5)	3,887	Various	Multifamily	2.04%	15.51%	7.74
12	CMBS I/O Strip	9/11/2021		20,902	(5)	3,984	Various	Multifamily	3.05%	13.84%	8.99
	Total			450,726		19,294			2.15%	15.71%	8.07

	Mezzanine Loan
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	11.00%	0.75
2	Mezzanine	10/20/2020		5,470		2,271	Wilmington, DE	Multifamily	7.50%	7.30%	6.59
3	Mezzanine	10/20/2020		10,380		4,326	White Marsh, MD	Multifamily	7.42%	7.21%	8.76
4	Mezzanine	10/20/2020		14,253		5,941	Philadelphia, PA	Multifamily	7.59%	7.38%	6.67
5	Mezzanine	10/20/2020		3,700		1,535	Daytona Beach, FL	Multifamily	7.83%	7.63%	6.01
6	Mezzanine	10/20/2020		12,000		5,001	Laurel, MD	Multifamily	7.71%	7.49%	8.51
7	Mezzanine	10/20/2020		3,000		1,250	Temple Hills, MD	Multifamily	7.32%	7.11%	8.84
8	Mezzanine	10/20/2020		1,500		625	Temple Hills, MD	Multifamily	7.22%	7.02%	8.84
9	Mezzanine	10/20/2020		5,540		2,300	Lakewood, NJ	Multifamily	7.33%	7.14%	6.59
10	Mezzanine	10/20/2020		6,829		2,834	Rosedale, MD	Multifamily	7.53%	7.33%	6.26
11	Mezzanine	10/20/2020		3,620		1,509	North Aurora, IL	Multifamily	7.42%	7.21%	8.76
12	Mezzanine	10/20/2020		9,610		4,005	Cockeysville, MD	Multifamily	7.42%	7.21%	8.76
13	Mezzanine	10/20/2020		7,390		3,080	Laurel, MD	Multifamily	7.42%	7.21%	8.76
14	Mezzanine	10/20/2020		2,135		885	Tyler, TX	Multifamily	7.74%	7.54%	6.01
15	Mezzanine	10/20/2020		1,190		494	Las Vegas, NV	Multifamily	7.71%	7.51%	6.42
16	Mezzanine	10/20/2020		3,310		1,374	Atlanta, GA	Multifamily	6.91%	6.73%	6.76
17	Mezzanine	10/20/2020		2,880		1,195	Des Moines, IA	Multifamily	7.89%	7.68%	6.09
18	Mezzanine	10/20/2020		4,010		1,664	Urbandale, IA	Multifamily	7.89%	7.68%	6.09
19	Mezzanine	1/21/2021		24,844		24,601	Los Angeles, CA	Multifamily	15.50%	15.65%	1.31
20	Mezzanine	11/18/2021		12,600		12,487	Irving, TX	Multifamily	13.24%	13.36%	6.18
21	Mezzanine	12/29/2021		7,760		7,695	Rogers, AR	Multifamily	13.24%	13.35%	2.28
22	Mezzanine	6/9/2022		4,500		4,459	Rogers, AR	Multifamily	12.99%	13.11%	2.69
23	Mezzanine	7/1/2022		9,000		8,914	Medley, FL	Self-Storage	11.00%	11.11%	4.75
	Total			163,021		105,945			9.96%	9.88%	5.64

	Preferred Equity
1	Preferred Equity	5/29/2020		10,000		10,000	Houston, TX	Multifamily	11.00%	11.00%	7.59
2	Preferred Equity	9/29/2021		7,419		7,399	Holly Springs, NC	Life Science	10.00%	10.03%	1.00
3	Preferred Equity	10/26/2021		9,750		9,679	Atlanta, GA	Multifamily	11.00%	11.08%	2.10
4	Preferred Equity	12/28/2021		46,828		46,828	Las Vegas, NV	Multifamily	10.50%	10.50%	9.42
5	Preferred Equity	1/27/2022		19,496		19,513	Vacaville, CA	Life Science	10.00%	9.99%	1.00
6	Preferred Equity	4/7/2022		4,000		3,962	Beaumont, TX	Self-Storage	12.24%	12.36%	7.93
7	Preferred Equity	6/8/2022		4,000		3,961	Temple, TX	Self-Storage	11.52%	11.63%	7.93
8	Preferred Equity	8/10/2022		8,500		8,417	Plano, TX	Multifamily	13.08%	13.21%	2.95
9	Preferred Equity	9/30/2022		9,000		8,910	Fort Worth, TX	Multifamily	12.17%	12.29%	3.01
	Total			118,993		118,669			10.87%	10.91%	5.72

	Common Stock
1	Common Stock	11/6/2020		N/A		55,734	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A		27,884	N/A	Ground Lease	N/A	N/A	N/A
	Total					83,618

	Real Estate
1	Real Estate	12/31/2021		N/A	(8)	27,728	Charlotte, NC	Multifamily	N/A	N/A	N/A

	MSCR Notes
1	MSCR Note	5/25/2022		4,000		2,048	Various	Multifamily	11.68%	11.68%	29.67
2	MSCR Note	5/25/2022		5,000		2,246	Various	Multifamily	8.68%	8.68%	29.67
3	MSCR Note	9/23/2022		1,500		682	Various	Multifamily	9.03%	9.92%	29.17
	Total			10,500		4,976			9.87%	10.00%	29.60

	Mortgage Backed Securities
1	Mortgage Backed Securities	6/1/2022		10,074		3,056	Various	Single-family	4.87%	5.10%	3.14
2	Mortgage Backed Securities	6/1/2022		10,419		3,506	Various	Single-family	5.59%	5.85%	3.55
3	Mortgage Backed Securities	7/28/2022		575		264	Various	Single-family	6.23%	6.34%	5.05
4	Mortgage Backed Securities	7/28/2022		1,057		411	Various	Single-family	3.60%	4.26%	5.73
5	Mortgage Backed Securities	9/12/2022		4,989		2,000	Various	Single-family	7.80%	7.78%	8.33
6	Mortgage Backed Securities	9/29/2022		8,000		7,980	Various	Single-family	8.73%	8.75%	4.96
	Total			35,114		17,217			6.36%	6.57%	4.52

(1)

Our total portfolio represents the current principal amount of the consolidated SFR Loans, CMBS I/O Strips, mezzanine loans, preferred equity, common stock, multifamily property,  MSCR Notes and mortgage backed securities as well as the net equity of our CMBS B-Piece investments.

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

(6)	The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(7)	The Company, through the Subsidiary OPs, purchased approximately $80.0 million, $35.0 million, $40.0 million and $50.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021 and September 29, 2021, February 3, 2022 and March 18, 2022, respectively.
(8)	Real Estate is a 204-unit multifamily property.

The following table details overall statistics for our portfolio as of September 30, 2022 (dollars in thousands):

	Total	Floating Rate	Fixed Rate	Common Stock	Real Estate
	Portfolio	Investments	Investments	Investment	Investment
Number of investments	81	21	57	2	1
Principal balance (1)	$1,678,681	$382,107	$1,296,574	N/A	N/A
Carrying value	$1,742,252	$379,753	$1,218,942	$83,618	$59,940
Weighted-average cash coupon	5.00%	5.99%	4.70%	N/A	N/A
Weighted-average all-in yield	6.20%	8.79%	5.40%	N/A	N/A

(1)	Cost is used in lieu of principal balance for CMBS I/O Strips.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, potential obligations to purchase up to $18.6 million of the Preferred Units and dividend requirements for the twelve-month period following September 30, 2022.

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

          Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 9 to our consolidated financial statements for additional information). As of September 30, 2022, the outstanding balance on the Credit Facility was $629.3 million.

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

As discussed in Note 9 to our consolidated financial statements, in connection with our recent CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $351.0 million under our repurchase agreements and posted approximately $1.0 billion par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding recent borrowings under the master repurchase agreements:

	September 30, 2022
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	351,037	351,037	N/A	(5)	4.64%	0.22	1,001,008	564,848	567,690	7.3

(1)	Weighted-average interest rate using unpaid principal balances.
(2)	Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)	CMBS are shown at fair value on an unconsolidated basis
(4)	On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho. Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities.
(5)	The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

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

On March 15, 2022, the Company, the OP and the Manager separately entered into the 2022 Equity Distribution Agreements with the 2022 Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the 2022 ATM Program. The 2022 Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of  September 30, 2022, pursuant to the 2022 Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the 2022 ATM Program, see Note 11 to our consolidated financial statements.

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

LIBOR Transition

Approximately 4.1% of our portfolio by unpaid principal balance as of September 30, 2022 pays interest at a variable rate that is tied to LIBOR, and it is anticipated that future investments we make may have variable interest rates tied to LIBOR. On March 5, 2021, the Financial Conduct Authority of the U.K. announced that all of the LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining one-month, three-month, six-month and twelve-month US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee convened by the U.S. Federal Reserve Board and comprised of large U.S. financial institutions, has recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements backed by U.S. Treasury securities. Approximately 13.2% of our portfolio by unpaid principal balance as of September 30, 2022 pays interest at a variable rate that is tied to SOFR, and it is anticipated that future investments we make may have variable interest rates tied to SOFR. Although there have been issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative rates will attain market acceptance as a replacement for LIBOR. In connection with the foregoing, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As of September 30, 2022, the Company has not received any LIBOR transition notices under its loan agreements. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of September 30, 2022, our cash and cash equivalents were $22.1 million.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021  (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$62,606	$37,226
Net cash provided by investing activities	850,919	196,542
Net cash (used in) financing activities	(920,275)	(242,660)
Net decrease in cash, cash equivalents and restricted cash	(6,750)	(8,892)
Cash, cash equivalents and restricted cash, beginning of period	33,232	33,471
Cash, cash equivalents and restricted cash, end of period	$26,482	$24,579

Cash flows from operating activities. During the nine months ended September 30, 2022, net cash provided by operating activities was $62.6 million, compared to net cash provided by operating activities of $37.2 million for the nine months ended September 30, 2021. This increase was primarily due to the net change in unrealized loss on investments held at fair value.

Cash flows from investing activities. During the nine months ended September 30, 2022, net cash provided by investing activities was $850.9 million, compared to net cash provided by operating activities of $196.5 million for the nine months ended September 30, 2021. This increase was primarily driven by proceeds received from payments on mortgage loans held in VIEs.

Cash flows from financing activities. During the nine months ended September 30, 2022, net cash used in financing activities was $920.3 million, compared to net cash used in financing activities of $242.7 million for the nine months ended September 30, 2021. This increase was primarily driven by distributions to bondholders of VIEs.

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

Income Taxes

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2022.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2022.

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

We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our third quarterly dividend of 2022 to common stockholders of $0.50 per share on July 27, 2022, which was paid on September 30, 2022 to common stockholders of record as of September 15, 2022. On September 21, 2022, our Board declared a preferred stock dividend of $0.53125 per share, which was paid on October 25, 2022 to preferred stockholders of record as of October 14, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Valuation of NSP, Inc.

As of September 30, 2022, the Company owns approximately 25.8% of the total outstanding shares of common stock of NSP, and, thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company hires an independent third-party valuation firm to provide an updated fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques including the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. See Notes 5 and 10 for additional disclosures regarding the valuation of NSP.

REIT Tax Election

We elected to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2022 and 2021. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs, including for labor at the corporate levels. With regard to our multifamily property, inflationary pressures have increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of tenant defaults and harm our operating results.

The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. A significant portion of our investments pay interest at a fixed rate, and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. In addition, to the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

Except as noted in the preceding paragraphs, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President	November 2, 2022
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Director, Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer	November 2, 2022
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)