Form 10-K
period 2022-12-31
NexPoint Real Estate Finance, Inc.
filed 2023-03-31
CIK 1786248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ This checkbox has been left unanswered pending adoption of the underlying rules.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ This checkbox has been left unanswered pending adoption of the underlying rules.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2022, was approximately $274,000,000.00.
As of March 30, 2023, the registrant had 17,471,238 shares of its common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2023 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT REAL ESTATE FINANCE, INC.
Form 10-K
Year Ended December 31, 2022
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
Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•Unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including inflation, rising interest rates, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for our stockholders;
•Our loans and investments expose us to risks similar to and associated with debt-oriented real estate investments generally;
•Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us;
•Fluctuations in interest rate and credit spreads, could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments;
•Risks associated with the ownership of real estate;
•Our loans and investments are concentrated in terms of type of interest, geography, asset types and sponsors and may continue to be so in the future;
•We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs;
•We have limited operating history as a standalone company and may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to our stockholders;
•We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Advisors, L.P. (our “Sponsor”), members of the NexPoint Real Estate Advisors VII, L.P. (our “Manager”) management team or their affiliates;
•We are dependent upon our Manager and its affiliates to conduct our day-to-day operations; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer;
•Our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager’s compensation arrangements with us, including compensation which may be required to be paid to our Manager if our management agreement is terminated, which could result in decisions that are not in the best interests of our stockholders;
•We pay substantial fees and expenses to our Manager and its affiliates, which payments increase the risk that you will not earn a profit on your investment;
ii

•If we fail to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes, cash available for distributions (“CAD”) to be paid to our stockholders could decrease materially, which would limit our ability to make distributions to our stockholders;
•Risks associated with the COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases;
•Risks associated with a single material weakness that was identified in our review of internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were therefore not effective as of December 31, 2022; and
•Any other risks included under the heading “Risk Factors” in this annual report.
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
iii

PART I
Item 1. Business
General
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage REIT incorporated in Maryland on June 7, 2019 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”), multifamily structured credit risk notes (“MSCR Notes”) and mortgage-backed securities, or our target assets. Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2022, the Company held approximately 83.36% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its three subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13 to our consolidated financial statements). At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,905.9 shares of the Company’s common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of December 31, 2022, the Company has issued 8,748,735 shares of the Company’s common stock to the redeeming unitholders.
The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance OP GP, LLC (the “OP GP”) is the sole general partner of the OP. In addition to OP Units, the Company holds all 2,000,000 of the issued and outstanding 8.50% Series A Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series A Preferred Units”). The Series A Preferred Units have economic terms that are substantially the same as the terms of our 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Units rank, as to distributions and upon liquidation, senior to OP Units.
The Company commenced operations on February 11, 2020 upon the closing of its initial public offering of shares of its common stock (the “IPO”). Prior to the closing of the IPO, the Company engaged in a series of transactions through which it acquired an initial portfolio consisting of senior pooled mortgage loans backed by single family rental (“SFR”) properties (the “SFR Loans”), the junior most bonds of multifamily CMBS securitizations (the “CMBS B-Pieces”), mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes (the “Initial Portfolio”). The Initial Portfolio was acquired from affiliates (the “Contribution Group”) of our Sponsor, pursuant to a contribution agreement with the Contribution Group through which the Contribution Group contributed their interest in the Initial Portfolio to special purpose entities (“SPEs”) owned by the Subsidiary OPs, in exchange for SubOP Units (the “Formation Transaction”). Subsequent to the Formation Transaction, the Company has continued to invest in asset types and real estate sectors within the Initial Portfolio and expanded to include additional asset types and real estate sectors.
The Company is externally managed through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, for an initial three-year term that expired on February 6, 2023 and successive one-year terms thereafter unless earlier terminated (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.
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

2022 Highlights
Key highlights and transactions completed in 2022 include the following:
Purchases and Investments
We made the following purchases and investments in 2022:

Investment	Investment Date	Tranche	Outstanding Principal Amount		Cost (% of Par Value)	Coupon (4)	Current Yield (4)	Maturity Date	Interest Rate Type
Convertible Notes	1/12/2022	N/A	$38,656,456		99.5%	9.00%	9.05%	12/27/2023	Fixed Rate
Preferred Equity	1/14/2022	N/A	19,594,241	(1)	99.5%	10.00%	10.05%	9/29/2023	Fixed Rate
FRESB 2019-SB64	2/3/2022	X1	27,106,367	(2)	8.0%	1.25%	15.57%	5/25/2029	Interest Only
FREMF 2017-K62	2/10/2022	D	10,000,000		71.0%	—%	7.03%	12/31/2026	Zero-Coupon
FRESB 2019-SB64	3/18/2022	X1	32,209,026	(2)	7.4%	1.25%	16.91%	5/25/2029	Interest Only
Bridge Loan	3/31/2022	N/A	13,500,000		99.5%	9.00%	5.03%	10/1/2022	Floating Rate
Preferred Equity	4/7/2022	N/A	4,000,000	(3)	99.0%	13.77%	10.86%	9/1/2030	Floating Rate
Common Stock	4/14/2022	N/A	25,000,000		100.0%	N/A	N/A	N/A	N/A
FRESB 2019-SB58	5/2/2022	B	40,727,072		92.6%	4.35%	4.70%	11/25/2038	Fixed Rate
MSCR 2022-MN4	5/25/2022	M2	4,000,000		125.0%	10.03%	10.03%	5/25/2052	Floating Rate
MSCR 2022-MN4	5/25/2022	B1	5,000,000		80.0%	7.03%	7.03%	5/25/2052	Floating Rate
STAR 2021-SFR1	6/1/2022	G	10,419,000		95.1%	4.08%	4.28%	4/17/2026	Floating Rate
AMSR 2020-SFR4	6/1/2022	G2	10,074,000		95.1%	4.87%	5.12%	11/19/2025	Fixed Rate
Preferred Equity	6/8/2022	N/A	4,000,000		99.0%	9.99%	10.09%	9/1/2030	Floating Rate
Mezzanine Loan	6/9/2022	N/A	4,500,000		99.0%	11.50%	11.61%	6/9/2025	Floating Rate
Mezzanine Loan	7/1/2022	N/A	9,000,000		99.0%	11.00%	11.10%	7/1/2027	Fixed Rate
PROG 2020-SFR 3	7/28/2022	H	575,000		98.3%	6.23%	6.33%	10/17/2027	Fixed Rate
AMSR 2021-SFR1	7/28/2022	F	1,057,000		84.3%	3.60%	4.23%	6/20/2028	Fixed Rate
FREMF 2022-KF140	7/28/2022	CS	70,480,514		100.0%	8.29%	8.29%	7/25/2029	Floating Rate
Preferred Equity	8/10/2022	B1	8,500,000		99.0%	14.61%	14.74%	9/9/2025	Floating Rate
FREMF 21K-F103	9/12/2022	CS	4,472,571		112.2%	9.29%	9.27%	1/25/2031	Floating Rate
MSCR 2021-MN 3	9/23/2022	B1	1,500,000		91.7%	10.37%	11.40%	11/25/2051	Floating Rate
JPMCC 2022-NXSS	9/29/2022	E	8,000,000		99.8%	9.57%	9.59%	9/15/2027	Floating Rate
Preferred Equity	9/30/2022	N/A	9,000,000		99.0%	13.76%	13.89%	10/1/2025	Floating Rate
Preferred Equity	10/5/2022	N/A	4,030,000		99.0%	14.52%	14.66%	1/1/2028	Floating Rate
Preferred Equity	10/19/2022	N/A	15,000,000		99.5%	10.00%	10.05%	9/29/2023	Fixed Rate
			$380,401,247
(1)Includes investments made on January 14, 2022, January 19, 2022 and January 27, 2022.
(2)I/O Strips reflect initial notional value.
(3)Includes investments made on April 7, 2022 and May 3, 2022.
(4)Current yield and coupon as of December 31, 2022.

We acquired one property in 2022. Details of the acquisition are in the table below (dollars in thousands):

Property Name	Location	Date of Acquisition	Purchase Price	Mortgage Debt	# Units	Effective Ownership
Elysian at Hughes	Las Vegas, NV	2/1/2022	$184,100	$89,634	368	36.0%

Dispositions and Loan Payoffs
The following investments were disposed of, sold, matured or redeemed in 2022:

Investment	Investment Date	Disposition Date	Amortized Cost Basis	Disposition Proceeds	Prepayment Penalties	Net Gain (Loss) on Prepayment
Preferred Equity	11/8/2021	1/11/2022	$6,574,994	$6,639,367	$544,796	$609,169
Preferred Equity	2/11/2020	1/12/2022	5,278,530	5,056,000	—	(222,530)
SFR Loan	2/11/2020	1/25/2022	7,967,571	7,438,341	1,687,146	1,157,916
SFR Loan	2/11/2020	1/25/2022	8,432,259	7,728,462	2,074,920	1,371,123
SFR Loan	2/11/2020	1/25/2022	18,573,187	16,969,898	4,579,526	2,976,237
Preferred Equity	11/8/2021	1/28/2022	16,439,352	16,598,416	1,280,543	1,439,607
Mezzanine Loan	1/21/2021	1/31/2022	1,513,720	1,540,798	—	27,078
SFR Loan	2/11/2020	2/25/2022	65,986,054	62,023,000	12,545,996	8,582,942
Convertible Notes	1/12/2022	4/14/2022	33,992,809	34,134,820	853,371	995,382
SFR Loan	2/11/2020	4/25/2022	6,644,645	6,052,385	1,335,603	743,343
Preferred Equity	11/8/2021	6/28/2022	6,845,200	6,912,217	216,699	283,716
FREMF 2020-K113 X2A	8/6/2020	7/19/2022	8,046,260	6,962,393	—	(1,083,867)
Bridge Loan	3/31/2022	8/9/2022	13,467,500	13,500,000	—	32,500
SFR Loan	2/11/2020	9/25/2022	4,895,376	4,596,169	643,833	344,625
Mezzanine Loan	10/20/2020	9/25/2022	1,116,983	1,082,000	10,820	(24,163)
			205,774,441	197,234,265	25,773,254	17,233,078
Repurchase Agreement Financing
As described further below, the Company entered into a master repurchase agreement in April 2020. The table below provides additional details regarding borrowings under the master repurchase agreement as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	331,020	331,020	N/A	(5)	5.83%	0.2	974,440	543,919	539,736	7.0
(1)Weighted-average interest rate using unpaid principal balances.
(2)Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)CMBS are shown at fair value on an unconsolidated basis.

(4)In April 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces, CMBS interest only strips (“CMBS I/O Strips”), MSCR Notes and mortgage backed securities.
(5)The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.
Notes Offering
On January 25, 2022, the Company issued $35.0 million in aggregate principal amount of 5.75% Senior Unsecured Notes due 2026 (the “5.75% Notes”) at a price equal to 100.9% of par value, including accrued interest, for proceeds of approximately $35.1 million after original issue discount and underwriting fees. The proceeds of the issuance were used to purchase a preferred equity investment. During 2022, the Company purchased $5.0 million in aggregate principal amount of its 5.75% Notes which were cancelled upon settlement. As of December 31, 2022, there was $165.0 million in aggregate principal amount of the 5.75% Notes outstanding.
OP Unit Redemption
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,905.9 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. During 2022, the Company issued 7,269,603 shares of the Company’s common stock to redeeming unitholders. As of December 31, 2022, the Company had issued 8,748,735 shares of the Company’s common stock to redeeming unitholders.
At-the-Market-Program
On March 15, 2022, the Company, the OP and the Manager entered into separate equity distribution agreements (the “2022 Equity Distribution Agreements”) with each of Raymond James & Associates, Inc. ("Raymond James"), Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the “Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “2022 ATM Program”). The 2022 Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a Sales Agent acting as a Sales Agent or directly to the Sales Agent acting as principal for its own account at a price agreed upon at the time of sale. As of December 31, 2022, pursuant to the 2022 Equity Distribution Agreements, the Company had sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the 2022 ATM Program, see Note 11 to our consolidated financial statements.
Share Repurchase Program
On March 9, 2020, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company could repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock, par value $0.01 per share, during a two-year period that expired on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company could utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program could be discontinued at any time. From inception through expiration, the Company  repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period in which the repurchases were made. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987.
NexPoint Storage Partners, Inc.
On December 8, 2022 and in connection with a restructuring of NexPoint Storage Partners, Inc. (“NSP”), the Company, through a subsidiary (“REIT Sub”), together with NexPoint Diversified Real Estate Trust, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the “Co-Guarantors”), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-

Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of REIT Sub under the guaranties is approximately $83.8 million. As of December 31, 2022, the Company owns approximately 25.8% of the total outstanding shares of common stock of NSP.
Bridge Loan Financing
On July 28, 2022, the Company entered into a $38.7 million bridge facility (the “July 2022 Bridge Facility”) with Raymond James Bank, N.A. and immediately drew $38.7 million. The proceeds from the July 2022 Bridge Facility were used to financing the acquisition of the FREMF 2022-KF140 securitization. On July 29, 2022, the July Bridge Facility was repaid in full and is no longer outstanding.
Freddie Mac Credit Facility
During 2022, the Company made payments under a Credit Facility (defined below) assumed by the Company as part of the Formation Transaction in the amount of $97.7 million. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP and secured by senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). The guarantors are subject to minimum net worth liquidity covenants. The Company’s borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. No additional borrowings can be made under the Credit Facility. As of December 31, 2022, the outstanding balance on the Credit Facility was $628.6 million.
Convertible Promissory Note
On October 18, 2022, the Company, through a subsidiary, borrowed $6.5 million from NFRO REIT Sub, LLC (the “Holder”) and issued $6.5 million aggregate amount of a 7.50% note to the Holder maturing on October 18, 2027. Beginning on January 1, 2023 through June 30, 2027, the Holder may elect to convert all or any part of the outstanding principal and accrued but unpaid interest due, and all other amounts due and payable to the Holder thereunder or in connection therewith, into equity interests of an affiliate of the borrower.
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common stock investments, multifamily properties, MSCR Notes and mortgage-backed securities with a combined unpaid principal balance of $2.0 billion at December 31, 2022 and assumes the assets and liabilities of the ten Freddie Mac K-Series securitization entities (the “CMBS Entities”) are not consolidated. For more information about the CMBS Entities, see Note 2 to our consolidated financial statements.
Our portfolio, based on total unpaid principal balance as of December 31, 2022, excluding the consolidation of the CMBS B-Pieces, as described further below, is approximately 42.6% SFR Loans, approximately 36.0% multifamily CMBS B-Pieces, approximately 2.9% CMBS I/O Strips, approximately 10.1% mezzanine loans, approximately 5.7% preferred equity investments, approximately 0.6% MSCR Notes, and approximately 2.1% mortgage backed securities. Total liabilities, excluding the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio are approximately $628.6 million, approximately $283.9 million, approximately $26.4 million, approximately $59.3 million, approximately $0.0 million, approximately $0.0 million and approximately $0.0 million, respectively. Our CMBS B-Piece investments as a percentage of total assets, excluding the consolidation of the CMBS B-Pieces, reflects the assets that we actually own. However, in accordance with the applicable accounting standards, we consolidate all of the assets and liabilities of the trusts that issued the CMBS B-Pieces that we own which we are deemed to control.
Our portfolio, based on total unpaid principal balance as of December 31, 2022, including the consolidation of the CMBS B-Pieces, is approximately 8.9% SFR Loans, approximately 86.7% multifamily CMBS B-Pieces, approximately 0.6% CMBS I/O Strips, approximately 2.1% mezzanine loans, approximately 1.2% preferred equity investments, approximately 0.1% MSCR Notes, and approximately 0.4% mortgage-backed securities. Total liabilities, including the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio are approximately $628.6 million, approximately $6.2 billion, approximately $26.4 million, approximately $59.3 million, approximately $0.0 million, approximately $0.0 million and approximately $0.0 million, respectively.
Our portfolio, based on net equity as of December 31, 2022, is approximately 14.8% SFR Loans, approximately 28.0% multifamily CMBS B-Pieces, approximately 3.1% CMBS I/O Strips, approximately 15.9% mezzanine loans, approximately 13.7% preferred equity investments, approximately 11.8% common stock investments, approximately 9.5% multifamily property real estate, approximately 0.7% MSCR Notes, and approximately 2.5% mortgage-backed securities. Net equity represents the carrying value less our leverage on the asset.
As a whole, we believe our portfolio of investments have a relatively low risk profile: 92.9% of the underlying properties in our portfolio are stabilized and have a weighted average occupancy of 89.5%; the portfolio-wide weighted average debt service coverage ratio (“DSCR”) is 1.78; the weighted average loan to value (“LTV”) of our investments is 68.6%; and the weighted average maturity is 5.9 years as of December 31, 2022. These metrics do not reflect our common stock investments in NSP and the Private REIT or our multifamily properties, shown as real estate investment, net on the Consolidated Balance Sheets, at December 31, 2022. For additional information related to the diversification of the collateral associated with our portfolio, including with respect to interest rate category, underlying property type, investment structure and geography, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.
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
Target Investments
We invest primarily in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily CMBS securitizations (including CMBS B-Pieces and CMBS I/O Strips), MSCR Notes and mortgage-backed securities, with a focus on lending or investing in properties that are stabilized or have a light transitional business plan primarily in the multifamily, SFR, self-storage, hospitality and office real estate sectors predominantly in the top 50 MSAs. These investment types are discussed below:
•First-Lien Mortgage Loans: We make investments in senior loans that are secured by first priority mortgage liens on real estate properties. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, typically with a balloon payment of principal at maturity. These investments may include whole loans or pari passu participations within such senior loans.
•Mezzanine Loans: We originate or acquire mezzanine loans. These loans are subordinate to the first-lien mortgage loan on a property, but senior to the equity of the borrower. These loans are not secured by the underlying real estate, but generally can be converted into preferred equity of the mortgage borrower or owner of a mortgage borrower, as applicable.
•Preferred Equity: We make investments that are subordinate to any mortgage or mezzanine loan, but senior to the common equity of the borrower. Preferred equity investments typically receive a preferred return from the issuer’s cash flow rather than interest payments and often have the right for such preferred return to accrue if there is insufficient cash flow for current payment. These investments are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effect a change of control with respect to the ownership of the property.
•CMBS B-Pieces: We make investments in the junior-most bonds comprising some or all of the BB-rated, B-rated and unrated tranches of CMBS securitization pools. In the CMBS structure, underlying commercial real estate loans are typically aggregated into a pool with the pool issuing and selling different tranches of bonds and securities to different investors. Under the pooling and servicing agreements that govern these securitization pools, the loans are administered by a trustee and servicers, who act on behalf of all CMBS investors, distribute the underlying cash flows to the different classes of securities in accordance with their seniority. Historically, a single investor acquires all of the below-investment grade securities that comprise each CMBS B-Piece. CMBS B-Pieces have been a successful and sought-after securitization program offering a wide-range of residential and multifamily products. As of December 31, 2022, there have been 510 Freddie Mac K-deal issuances for a combined $522.1 billion and 24,997 loans originated and securitized since 2009.
•CMBS I/O Strips: We make investments in CMBS I/O Strips, which are interest only and inverse interest only CMBS securitization that represent the right to the interest component of the cash flow from a pool of mortgage loans of CMBS structured pass-through certificates.
•MSCR Notes: We make investments in MSCR Notes, which are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. MSCR Notes offer capital markets investors provide an innovative way to add U.S. multifamily housing market exposure while benefiting from Freddie Mac’s industry leading underwriting and credit risk management standards.
•Mortgage Backed Securities: We make investments in mortgage-backed securities. Each mortgage-backed security consists of a bundle of home loans and other real estate debt bought from issuers. We receive periodic payments similar to bond coupon payments.
•Convertible Notes: We originate or acquire convertible notes. These notes are subordinate to any first mortgage and can be converted into common equity of the borrower.
•Common Stock: We acquire common stock in the real estate sector, including through convertible notes that can provide a stable source of income through dividends, opportunities for capital appreciation, and a level of diversification to our Portfolio.
•Multifamily Property: We make investments in multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States.
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
NexPoint Real Estate Advisors VII, L.P.
GP
NexPoint Real Estate Finance Operating Partnership, L.P. ("OP")
NREF Sub OP GP, LLC (GP of Subsidiary Partnerships)
GP
GP
GP
Subsidiary Partnership I
Subsidiary Partnership II
Subsidiary Partnership III
Subsidiary IV
Portfolio
Portfolio
Portfolio
Portfolio

Our Manager
We are externally managed by our Manager through the Management Agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, for an initial three-year term that expired on February 6, 2023 and successive one-year terms thereafter unless earlier terminated. Our Manager conducts substantially all of our operations and provides asset management services for our real estate investments. We expect we will only have accounting employees while the Management Agreement is in effect. All of our investment decisions are made by our Manager, subject to general oversight by our Manager’s investment committee and the Board. Our Manager is wholly owned by our Sponsor. The members of our Manager’s investment committee are James Dondero, Matt McGraner, Matthew Goetz, and Brian Mitts.
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

Pursuant to the Management Agreement, subject to the overall supervision of our Board, our Manager manages our day-to-day operations, and provides investment management services to us. Under the terms of this agreement, our Manager will, among other things:
•identify, evaluate and negotiate the structure of our investments (including performing due diligence);
•find, present and recommend investment opportunities consistent with our investment policies and objectives;
•structure the terms and conditions of our investments;

•review and analyze financial information for each investment in our overall portfolio;
•close, monitor and administer our investments; and
•identify debt and equity capital needs and procure the necessary capital.
As consideration for the Manager’s services, we pay our Manager an annual management fee of 1.5% of Equity (as defined below), paid monthly, in cash or shares of our common stock at the election of our Manager (the “Annual Fee”).
“Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the closing of the IPO, plus (2) the net proceeds received by us from all issuances of our equity securities in and after the IPO, plus (3) our cumulative Earnings Available for Distribution (“EAD”) from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to holders of our common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that we have paid to repurchase for cash the shares of our equity securities from and after the IPO to the end of the most recently completed calendar quarter. In our calculation of Equity, we will adjust our calculation of EAD to remove the compensation expense relating to awards granted under one or more of our long-term incentive plans that is added back in our calculation of EAD. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to us in the Formation Transaction.
“EAD” means the net income (loss) attributable to our common stockholders computed in accordance with generally accepted accounting principles it the United States (“GAAP”), including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain adjustments made in accordance with GAAP and transactions that may not be indicative of our current operations, in each case after discussions between the Manager and the independent directors of our Board and approved by a majority of the independent directors of our Board.
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
We are required to pay directly or reimburse our Manager for all of the documented “operating expenses” (all out-of-pocket expenses of our Manager in performing services for us, including but not limited to the expenses incurred by our Manager in connection with any provision by our Manager of legal, accounting, financial and due diligence services performed by our Manager that outside professionals or outside consultants would otherwise perform, compensation expenses under any long-term incentive plan adopted by us and approved by our stockholders and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager required for our operations) and “offering expenses” (any and all expenses (other than underwriters’ discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses) paid or incurred by our Manager or its affiliates in connection with the services it provides to us pursuant to the Management Agreement. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, except that 50% of the salary of our VP of Finance is allocated to us and we may grant equity awards to our officers under a long-term incentive plan adopted by us and approved by our stockholders. Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under our long-term incentive plan, together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value for any calendar year or portion thereof, provided, however, that this limitation will not apply to offering expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. To the extent total corporate general and administrative (“G&A”) expenses would otherwise exceed 2.5% of equity book value, our Manager will waive all or a portion of the Annual Fee to keep our total corporate G&A expenses at or below 2.5% of equity book value.
The Management Agreement has an initial three-year term that expired on February 6, 2023 and successive one-year terms thereafter unless earlier terminated. We have the right to terminate the Management Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Management Agreement). The Management Agreement can

be terminated by us or our Manager without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. Our Manager may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Management Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Management Agreement) unless we provide written consent. A termination fee will be payable to our Manager by us upon termination of the Management Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the average Annual Fee earned by our Manager during the two-year period immediately preceding the most recently completed calendar quarter prior to the effective termination date.
Under the terms of the Management Agreement, our Manager will indemnify and hold harmless us, our subsidiaries and our OP from all claims, liabilities, damages, losses, costs and expenses, including amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and expenses of investigating or defending against any claim or alleged claim, of any nature whatsoever, known or unknown, liquidated or unliquidated, that are incurred by reason of our Manager’s bad faith, fraud, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of its duties; provided, however, that our Manager will not be held responsible for any action of our Board in following or declining to follow any written advice or written recommendation given by our Manager. However, the aggregate maximum amount that our Manager may be liable to us pursuant to the Management Agreement will, to the extent not prohibited by law, never exceed the amount of the Annual Fees received by our Manager under the Management Agreement prior to the date that the acts or omissions giving rise to a claim for indemnification or liability have occurred. In addition, our Manager will not be liable for special, exemplary, punitive, indirect, or consequential loss, or damage of any kind whatsoever, including without limitation lost profits. The limitations described in the preceding two sentences will not apply, however, to the extent such damages are determined in a final binding non-appealable court or arbitration proceeding to result from the bad faith, fraud, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of our Manager’s duties.
Competition
Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. We are subject to significant competition in acquiring our target assets. In particular, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions. We may also compete with our Sponsor and its affiliates for investment opportunities. There are significant potential conflicts of interest that could affect our investment returns. In addition, there are several REITs with similar investment objectives and others may be organized in the future. These other REITs will increase competition for the available supply of our target assets and other real estate related assets suitable for investment. Some of our anticipated competitors have greater financial resources, access to lower costs of capital and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. In addition, some of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act of 1940 (the “Investment Company Act”). Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our target assets. An increase in the competition for such assets may increase the price of such assets, which may limit our ability to generate attractive risk-adjusted current income and capital appreciation for our stockholders, thereby adversely affecting the market price of our common stock.
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

Operating and Regulatory Structure
REIT Qualification
We have elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify and remain qualified as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of shares of our stock. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property or REIT “prohibited transactions” taxes with respect to certain of our activities. Any distributions paid by us generally will not be eligible for taxation at the preferred U.S. federal income tax rates that apply to certain distributions received by individuals from taxable corporations.
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
Human Capital Disclosure
We are externally managed by our Manager pursuant to the Management Agreement between us and our Manager. All of our executive officers are employees of our Manager or its affiliates. As of December 31, 2022, we had one employee whose salary is 50% allocated to us for reimbursement to our Manager. This employee is an accounting employee. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is an employee's qualifications performance, skills and experience. Our employee is fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.
COVID-19 Pandemic Updates
For information on the effects that the COVID-19 pandemic has had on our business, see Note 2 to our consolidated financial statements and “Risk Factors—The current COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.”
Corporate Information
Our and our Manager’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our and our Manager’s telephone number is (214) 276-6300. Our website is located at nref.nexpoint.com. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the SEC.
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
•unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including inflation, rising interest rates, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for our stockholders, as well as the risk we make significant changes to our strategies in a market downturn, or fail to do so;
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
• risks associated with CMBS securitizations and with investments in synthetic form;
• our dependence on information systems and risks associated with breaches of our data security;
• costs associated with being a public company, including compliance with securities laws;
• the risk of adverse impact to our business if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;
• risks associated with the COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases;
• risks associated with the single material weakness that was identified in our internal control over financial reporting related to the Elysian at Hughes Center investment and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022;
• risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
• risks associated with insurance, derivatives or hedging activity, including counterparty risk;
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
• conflicts of interest and competing demands for time faced by our Manager, our Sponsor and their respective affiliates, officers and employees, and other significant potential conflicts of interest including in connection with (i) substantial fees and expenses we pay to our Manager and its affiliates which may increase the risk that you will not earn a profit on your investment and (ii) competition with entities affiliated with our Manager and our Sponsor for investments;
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
• recent and potential legislative or regulatory changes or other actions with respect to tax, securitization, financial or other matters affecting REITs, the mortgage industry or debt-oriented real estate investments generally;
• the general volatility of the capital and credit markets and the impact on the market for our capital stock;
• the risk that we may not realize gains or income from our investments, that the repayments of our loans and investments may cause our financial performance and returns to investors to suffer or that we may experience a decline in the fair value of our assets;
• risks associated with the Highland Bankruptcy (as defined below), including possible materially adverse consequences on our business, financial condition and results of operations;
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
We cannot predict the degree to which economic conditions generally, and the conditions for loans and investments in real estate, will improve or deteriorate. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition and results from operations. In addition, market conditions relating to real estate debt and preferred equity investments have evolved since the global financial crisis, which has resulted in a modification to certain structures and/or market terms. Any such changes in structures and/or market terms may make it relatively more difficult for us to monitor and evaluate our loans and investments.
Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of or return from an investment secured by a particular property.
Real estate investments are subject to various risks, including:
•acts of nature, including extreme weather, earthquakes, floods and other natural disasters, as result of climate change or otherwise, which may result in uninsured losses;
•acts of war, terrorism, social unrest or civil disturbances, including the consequences of such acts;
•adverse changes in national and local economic and market conditions;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations and ordinances;
•costs of remediation and liabilities associated with environmental conditions including, but not limited to, indoor mold; and
•the potential for uninsured or under-insured property losses.
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
Commercial real estate debt instruments (e.g., first-lien mortgage loans, mezzanine loans, preferred equity and CMBS) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property or properties typically is dependent primarily upon the successful operation of the property or properties rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
•tenant mix and tenant bankruptcies;
•success of tenant businesses;
•property management decisions, including with respect to capital improvements, particularly in older building structures;
•property location and condition;
•competition from other properties offering the same or similar services;
•changes in laws that increase operating expenses or limit rents that may be charged;
•any need to address environmental contamination at the property;
•changes in national, regional or local economic conditions and/or specific industry segments;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;

•changes in interest rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;
•changes in real estate tax rates and other operating expenses;
•changes in governmental rules, regulations and fiscal policies, including environmental legislation;
•natural disasters, acts of war, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•adverse changes in zoning laws.
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
Macroeconomic trends including inflation, rising interest rates or recession may adversely affect our financial condition and results of operations.
Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated to historically high levels and may continue at an elevated level in the near-term. Rising inflation could have an adverse impact on G&A expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs, including for labor at the corporate levels. With regard to our multifamily properties, inflationary pressures have increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of tenant defaults and harm our operating results.

The U.S. Federal Reserve began rapidly raising the federal funds rate to decade-high levels in 2022 to combat inflation and restore price stability, and has signaled that the federal funds rate may continue to rise in 2023. In addition, the Federal Reserve began a quantitative tightening program in June of 2022. The combination of these actions have resulted in an increase in prevailing interest rates and a flattening of the yield curve. Certain of our investments pay interest at a fixed rate, and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. In addition, to the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
In addition, these actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine adds, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. The COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases may also generally impair the performance of investments, increase funding costs, limit access to the capital markets or result in decisions by lenders not to extend credit. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur, or if one already exists and worsens in the future, it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur, or if one already exists and worsens in the future, there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.
Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.
Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR or the Secured Overnight Financing Rate (“SOFR”)). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR or SOFR) and, in a declining and/or low interest rate environment, these loans would earn lower rates of interest and this would impact our operating performance. Conversely, in an increasing and/or high interest rate environment, these loans would earn higher rates of interest, which would also impact our operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
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
One of our loans that is a fixed rate loan has an unpaid principal balance of approximately $508.7 million as of December 31, 2022, which equates to approximately 25.2% of the total unpaid principal balance of our portfolio. This loan is collateralized by a portfolio of 4,823 SFR properties with 47.6% of the units being located in the Atlanta-Sandy Springs-Alpharetta, Georgia MSA. In addition, approximately 33.6% of our portfolio is in the SFR asset class and approximately 53.4% of the unpaid principal balance in our portfolio is located in Florida and Georgia. In the future, our investments may continue to be concentrated in terms of type of interest (i.e. fixed vs. floating), geography, asset type and sponsors, as we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Therefore, our investments in our target assets are and could in the future be, secured by properties concentrated in a limited number of geographic locations or concentrated in certain property types that are subject to higher risk of default or foreclosure.
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
A number of entities compete with us to make the types of loans and investments that we make. Our profitability depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating or acquiring our target assets, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by affiliates of our Manager and Sponsor), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable loans and investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive lending and investment opportunities that may exist from time to time, as we can provide no assurance that we will be able to identify and originate loans or make investments that are consistent with our investment objectives.
Prepayment rates may adversely affect the value of our portfolio of assets.
The value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the mortgage loans or the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to the par value or principal balance of the security or loans, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to either the principal balance of the loans or the par value of the loans underlying the securities, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, changes in interest rates, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on loans generally increase, though prepayment rates on loans are not guaranteed to remain the same or decrease in periods of increasing interest rates. If general interest rates decline at the same time, the proceeds of such prepayments received are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates. Prepayment rates could have an adverse effect on other of our portfolio investments, including our mezzanine loans and preferred equity investments or on additional investments we may make in the future.
The lack of liquidity in certain of our target assets may adversely affect our business.
The illiquidity of certain of our target assets may make it difficult for us to sell such investments if the need or desire arises. Certain target assets such as first-lien mortgage loans, common stock investments, CMBS B-Pieces, CMBS I/O Strips, MSCR Notes, mortgage-backed securities, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager and/or its affiliates has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
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
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:
•acquire investments subject to rights of senior classes and servicers under intercreditor or servicing agreements;
•acquire only a minority and/or a non-controlling participation in an underlying investment;
•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•rely on independent third-party management or servicing with respect to the management of an asset.
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
We invest in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. Our investments in CMBS may be subject to losses. In general, losses on a mortgaged property securing a senior loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the CMBS B-Piece buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover some or all of our investment in the securities we purchase. There can be no assurance that our CMBS underwriting practices will yield their desired results and there can be no assurance that we will be able to effectively achieve our investment objective or that projected returns will be achieved.
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
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism, acts of war, social unrest and civil disturbances, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, also might result in insurance proceeds being insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.
Terrorist attacks, other acts of violence or war or a prolonged economic slowdown may affect the real estate industry generally and our business, financial condition and results of operations.
We cannot predict the severity of the effect that potential future terrorist attacks or other acts of violence or war would have on us. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our securities to decline or be more volatile. In addition, a prolonged economic slowdown, a recession or declining real estate values, including, among other things, as a result of pandemics, inflation or rising interest rates, could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Losses resulting from these types of events may not be fully insurable.
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

Recent events related to the COVID-19 pandemic and the associated economic slowdown raised concerns that Fannie Mae and Freddie Mac may have needed additional capital in order to meet their obligations as guarantors on trillions of dollars of CMBS securitizations, and future events may generate similar concerns. The market value of CMBS securitizations guaranteed by Fannie Mae and Freddie Mac today are highly dependent on the continued support by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as needed or if Fannie Mae and Freddie Mac are released from conservatorship, the market value of the CMBS securitizations they guaranteed could significantly decline, making it difficult for us to obtain repurchase agreement financing and could force us to sell assets at substantial losses. Furthermore, any policy changes to the relationship between Fannie Mae, Freddie Mac and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of the CMBS securitizations. It may also interrupt the cash flow received by investors on the underlying CMBS.
All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our assets and materially adversely affect our business, operations, financial condition and book value per common share.
The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.
The Dodd-Frank Act instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In February 2017, former President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council (“FSOC”), a panel comprising top U.S. financial regulators. In May 2018, Congress passed, and former President Trump signed, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which among other things, modified certain provisions of the Dodd-Frank Act related to mortgage lending, consumer protection, regulatory relief for large banks, regulatory relief for community banks and regulatory relief in securities markets. The EGRRCPA will relax or eliminate so-called “enhanced regulation” of banks falling into certain ranges of asset value and will impact the application of the Volcker Rule and the Basel III guidelines as to certain banks. Specifically, the EGRRCPA relaxed (or eliminated) certain risk-based capital and leverage requirements for community banks with less than $10 billion in assets that maintain a certain “community bank leverage ratio” that bank regulators are directed to develop, but the impact and effect of the foregoing on market liquidity is uncertain. It is possible that this or a future Congress will roll back some of the changes made by EGRRCPA to the Dodd-Frank Act and take a more active approach to banking and financial regulation than the prior executive administration, particularly to promote policy goals involving climate change, racial equity, environmental, social and governance matters, consumer financial protection and infrastructure, although it is not possible at this time to predict the nature or extent of any amendments.
In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the Board of Governors of the U.S. Federal Reserve and other financial regulatory bodies. Measures focused on deregulation of the U.S. financial services industry may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our business. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect our revenues.
Given the uncertainty associated with financial reform legislation, including the implementation of the Dodd-Frank Act and any legislative and/or regulatory actions under this or a future executive administration or Congress, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act, the EGRRCPA, and other legislative actions may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements or address resulting changes in the mortgage loan market. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our business. In addition, failure to comply with any such laws, regulations or principles, or changes thereto, or to adapt to any changes in the marketplace, may have a material adverse effect on our results of operations, financial condition and cash flows.

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
As required by the Dodd-Frank Act, a collection of federal agencies have adopted a joint Risk Retention Rule that generally requires the sponsor of asset-backed securities to retain not less than 5% of the credit risk of the assets collateralizing the securities. The rule generally prohibits the sponsor or its affiliates from directly or indirectly hedging or otherwise selling or transferring the retained credit risk for a specified period of time, depending on the type of asset that is securitized. For purposes of the rule, the term “asset-backed security” means a fixed-income or other security collateralized by any type of self-liquidating financial asset (including a loan, a lease, a mortgage, or a secured or unsecured receivable) that allows the holder of the security to receive payments that depend primarily on cash flow from the asset, including, among other things, a collateralized mortgage obligation or a collateralized debt obligation. The Risk Retention Rule provides a variety of exemptions, including an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages,” which are defined in turn as qualified mortgage loans under the Bureau of Consumer Financial Protection’s Ability to Repay Rule. As part of our strategy, we may acquire target assets that are not qualified mortgage loans (such as loans made primarily for business purposes). If we sponsor the securitization of such assets, we may be required to retain 5% of the credit risk of those assets, which would expose us to loss and could increase the administrative and operational cost of asset securitization, and additionally may be required to comply with significant disclosure, review and reporting requirements applicable to asset securitization.
On February 9, 2018, a three-judge panel of the United States Court of Appeals for the District of Columbia held, in The Loan Syndications and Trading Association v. Securities and Exchange Commission and Board of Governors of the U.S. Federal Reserve System (the “LSTA Decision”), that collateral managers of “open market CLOs” (described in the LSTA Decision as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”) are not “securitizers” or “sponsors” under the risk retention requirements of the Dodd-Frank Act and, therefore, are not subject to risk retention and do not have to comply with the Risk Retention Rule. In reaching this decision, the panel determined, among other things, that an asset manager that was not in the chain of title on the transferred assets nor possessed them could not be required to “retain” risk that it had never held. Although the LSTA Decision is limited by its terms to asset managers of open market CLOs, the court’s analysis may have broader implications with respect to compliance with the Risk Retention Rule, especially in the context of managed funds that utilize securitizations. Even though we have a Manager, we may be considered a securitizer or sponsor of securitizations, requiring us to hold risk retention in accordance with the Risk Retention Rule and to comply with disclosure, review and reporting requirements applicable to asset securitizations.
The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. In particular, the EGRRCPA makes certain modifications to post-financial crisis regulatory requirements, including, among other things, improving consumer access to mortgage credit and tailoring regulations for certain bank holding companies, including raising the relevant thresholds for the application of the U.S. Federal Reserve’s enhanced prudential standards, as well as for the designation by FSOC of non-bank financial companies as systemically important. The EGRRCPA has resulted and may further result in significant modifications to certain aspects of the Dodd-Frank Act and other post-financial crisis regulatory requirements.
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
The manner in which we compete and the types of assets in which we seek to invest will be affected by changing conditions resulting from sudden changes in our industry, regulatory environment, the role and structures of government-sponsored enterprises (“GSEs”), the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be adversely affected. In addition, we may not be successful in executing our business strategies and, even if we successfully implement our business strategies, we may not generate revenues or profits after we implement them.
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
Some of our investments and investment opportunities may be in synthetic form. Synthetic investments are contracts between parties whereby payments are exchanged based upon the performance of another security or asset, or “reference asset.” In addition to the risks associated with the performance of the reference asset, these synthetic interests carry the risk of the counterparty not performing its contractual obligations. Market standards, GAAP accounting methodology, regulatory oversight and compliance requirements, tax and other regulations related to these investments are evolving, and we cannot be certain that their evolution will not adversely impact the value or sustainability of these investments. Furthermore, our ability to invest in synthetic investments, other than through taxable REIT subsidiaries (“TRSs”), may be severely limited by the REIT qualification requirements because synthetic investment contracts generally are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.
We may invest in derivative instruments, which would subject us to increased risk of loss.
Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile, and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter (“OTC”) markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater, and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “ask” prices for derivative instruments that are traded OTC and not on an exchange. Such OTC derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange-traded instruments.
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

Risks Related To Legal, Regulatory and Accounting Issues
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

We could remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year following the fifth anniversary of becoming a public company, (2) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur as of the end of the fiscal year in which the market value of our common stock held by non-affiliates is $700 million or more, measured as of the last business day of our most recently completed second fiscal quarter) or (4) the date on which we have, during the preceding three year period, issued more than $1.0 billion in non-convertible debt. Under the JOBS Act, emerging growth companies are not required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (2) provide certain disclosures relating to executive compensation generally required for larger public companies or (3) hold stockholder advisory votes on executive compensation. We intend to take advantage of the JOBS Act exemptions that are applicable to us. Some investors may find our securities less attractive as a result.
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
As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act and the requirements of the New York Stock Exchange (the “NYSE”). Complying with these statutes, regulations and requirements will occupy a significant amount of time of our Board and management and will require us to incur significant costs and expenses. As a result of being a public company, we are required to:
•institute and maintain a more comprehensive compliance function;
•design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (the “PCAOB”);
•comply with rules promulgated by the NYSE;
•prepare and distribute periodic public reports in compliance with our obligations under federal securities laws;
•establish and maintain new internal policies, such as those relating to disclosure controls and procedures and insider trading;
•involve and retain to a greater degree outside counsel and accountants in the above activities; and
•establish and maintain an investor relations function.
If our profitability is adversely affected because of these additional costs, it could have a negative effect on the trading price of our securities.
We have identified a single material weakness in our internal control over financial reporting related to the Elysian at Hughes Center investment which could, if not remediated, adversely impact the reliability of our future financial statements, result in material misstatements in our future financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.
We have concluded that there is a single material weakness in our internal control over financial reporting related to the Elysian at Hughes Center investment. For additional information on the material weakness identified and our remediation plan, see “Item 9A. Controls and Procedures.” The material weakness resulted in an immaterial revision of our consolidated financial statements as of and for the year-to-date periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022. The financial information as of and for the year ended December 31, 2022 included herein supersedes the information disclosed in the Company's earnings release and supplement for the three months and year ended December 31, 2022. The Company intends to post a new earnings supplement on its website on or after the date of filing this Annual Report on Form 10-K (this “Annual Report”).
Under PCAOB standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We are taking measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies. An error does not need to be material to create a material weakness and in the current case the error was determined to be immaterial.
Although we plan to complete this remediation process as quickly as possible, we cannot provide any assurance as to when the remediation process will be complete, and our measures may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our future consolidated financial statements may contain misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness or if we are unable to produce accurate consolidated financial statements in the future, our stock price, liquidity and access to the capital markets may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.
Risks Related to Our Indebtedness and Financing Strategy
We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2022, we had approximately $1.0 billion of indebtedness outstanding related to our portfolio, excluding indebtedness relating to the portion of the CMBS that we do not own, but are required to consolidate pursuant to applicable accounting standards. As of December 31, 2022, we had $165.0 million of our 5.75% Notes outstanding and our OP had $36.5 million of its 7.50% Senior Unsecured Notes due 2025 (the “OP Notes”) outstanding. The indenture that governs the 5.75% Notes contains and the note purchase agreements that govern the OP Notes contain covenants that require us to, among others, maintain a maximum net debt to equity ratio, a minimum net asset value, a minimum senior DSCR and a minimum consolidated unencumbered assets ratio. The indenture and the note purchase agreements contain other customary covenants and events of default.
Payments of principal and interest on borrowings may leave us with insufficient cash resources to acquire additional investments or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;
•make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•force us to dispose of one or more of our investments, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•subject us to increased sensitivity to interest rate increases;
•make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;
•limit our ability to withstand competitive pressures;
•limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
•place us at a competitive disadvantage to competitors that have relatively less debt than we have.
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
We intend to enter into agreements with various counterparties to finance our operations, which may include entering into credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and securitizations and/or issuing debt securities. The documents that govern these agreements may contain customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, these agreements may require us to maintain a specific net debt to equity ratio, minimum net asset value, senior DSCR, consolidated unencumbered assets ratio, or, among others, specified minimum levels of capacity under our credit facilities and cash. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. In addition, lenders may require that our Manager continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
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
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
•general economic or market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•our current and potential future earnings and cash distributions; and
•the market price of our securities.
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
Subject to qualifying and maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:
•interest rate and/or credit hedging can be expensive and may result in us generating less net income;
•available interest rate hedges may not correspond directly with the interest rate for which protection is sought;
•due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;
•the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;
•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay;
•we may fail to recalculate, readjust and execute hedges in an efficient manner; and
•legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.
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
We are subject to credit risk with respect to the counterparties failing to meet their obligations to us under derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments), which may occur due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. Credit risk may also be affected by the deterioration of strength in the U.S. economy or the financial performance or condition of the counterparties. If a counterparty fails to perform its obligations to us under a derivative contract, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price. On December 30, 2021, the Company, through a subsidiary, entered into a $32.5 million interest rate cap agreement at a strike rate of 2.29% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on June 1, 2024.
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
We expect to account for any derivative and hedging transactions in accordance with Topic 815 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we fail to satisfy ASC Topic 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.
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
Approximately 3.7% of our portfolio by unpaid principal balance as of December 31, 2022 pays interest at a variable rate that is tied to LIBOR. On March 5, 2021, the Financial Conduct Authority of the U.K. announced that all of the LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining one-month, three-month, six-month and twelve-month US dollar settings. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee convened by the Federal Reserve Board and comprised of large U.S. financial institutions, has recommended replacing U.S.-dollar LIBOR with SOFR, an index calculated by short-term repurchase agreements backed by U.S. Treasury securities. Approximately 13.3% of our portfolio by unpaid principal balance as of December 31, 2022 pays interest at a variable rate that is tied to SOFR, and it is anticipated that future investments we make may have variable interest rates tied to SOFR. Although there have been issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative rates will attain market acceptance as a replacement for LIBOR. In connection with the foregoing, we may need to renegotiate some of our agreements to determine a replacement index rate. As of December 31, 2022, the Company has not received any LIBOR transition notices under its loan agreements. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing.
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
The Management Agreement may be terminated by (a) us, upon a cause event (as defined in the Management Agreement), on 30 days’ written notice, (b) either party, without cause, upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term, (c) our Manager, upon 30 days’ written notice if we materially breach the agreement and such breach continues for 30 days before we are given such notice or (d) automatically in the event of an Advisers Act Assignment unless we provide written consent. If the Management Agreement is terminated for any one of these reasons, we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business, results of operations and cash flows.
The Management Agreement may be terminated by (a) us, upon a cause event (as defined in the Management Agreement), on 30 days’ written notice, (b) either party, without cause, upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term, (c) our Manager, upon 30 days’ written notice if we materially breach the agreement and such breach continues for 30 days before we are given such notice or (d) automatically in the event of an Advisers Act Assignment) unless we provide written consent. If the Management Agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows. Furthermore, we may incur certain costs in connection with a termination or non-renewal of the Management Agreement, including a termination fee equal to three times the Manager’s Annual Fee (unless the Management Agreement is terminated as a result of a cause event or an Advisers Act Assignment).
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
Our current portfolio of investments consists SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common stock investments, multifamily properties, MSCR Notes and mortgage-backed securities. We currently concentrate on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 MSAs. In addition, the Company targets lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this annual report. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without notice to you or without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our securities and our ability to make distributions to you. We intend to disclose any changes in our investment policies in our next required periodic report.
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
Our directors and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Manager or its affiliates. Similarly, our Manager or its affiliates may have other clients with similar, different or competing investment objectives, including, among others, NexPoint Residential Trust, Inc. (“NXRT”), a publicly traded multifamily REIT, VineBrook Homes Trust, Inc. (“VineBrook”), an SFR REIT, NexPoint Diversified Real Estate Trust (“NXDT”), a publicly traded diversified REIT, and NexPoint Hospitality Trust, Inc. (“NHT”), a publicly traded hospitality REIT listed on the TSX Venture Exchange (“TSXV”), each of which is also managed by members of our management team. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of our Manager has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Manager and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Manager and its affiliates. Our Manager will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.
The Chapter 11 bankruptcy filing by Highland Capital Management, L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations.
On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Sponsor, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Manager and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.
Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.
On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). The UBS Lawsuit does not include claims related to our business or our assets or operations. While neither our Sponsor nor our Manager are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. The Board has formed an independent special committee to oversee a review of the UBS Lawsuit and its potential impact on the Company.
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
Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have subject matter jurisdiction, any state court located within the state of Maryland, or, if all such state courts do not have subject matter jurisdiction, the United States District Court for the District of Maryland, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, or any successor provision thereof, (b) any derivative action or proceeding brought on behalf of the Company, (c) any action asserting a claim of breach of any duty owed by any director or officer or other employee of the Company to the Company or to the stockholders of the Company, (d) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the charter or the bylaws, (e) any action or proceeding to interpret, apply, enforce or determine the validity of the charter or the bylaws of the Company (including any right, obligation, or remedy thereunder), (f) any action or proceeding as to which the MGCL confers jurisdiction on the Circuit Court for Baltimore City, Maryland, or (g) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, except that the foregoing does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which could discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such action in other jurisdictions.
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
Our charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or otherwise be in their best interest, including the following:
•Our Charter Contains Restrictions on the Ownership and Transfer of Our Stock. In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, directly or indirectly or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our capital stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our capital stock during at least 335 days of a table year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter includes restrictions on the acquisition and ownership of shares of our capital stock. To assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, among other purposes, our charter, including the articles supplementary setting forth the terms of the Series A Preferred Stock, prohibits, with certain exceptions, any stockholder from beneficially or constructively owning, applying certain attribution rules under the Code, more than 6.2% by value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, or more than 6.2% in value of the aggregate of the outstanding shares of our capital stock, including the Series A Preferred Stock. Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 6.2% ownership limit with respect to a particular stockholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our Board granted James Dondero and his affiliates a waiver allowing them to collectively own up to 65% of our common stock, has granted waivers to others and may grant additional waivers in the future. Our charter also prohibits any person from, among other things, beneficially or constructively owning shares of our capital stock that would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT (including, but not limited to, beneficial ownership or constructive ownership that would result in us owning (actually or constructively) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by us from such tenant would cause us to fail to satisfy any of the gross income requirements of Section 856(c) of the Code) or a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code. Our charter provides that any ownership or purported transfer of shares of our capital stock in violation of the foregoing restrictions will result in the shares so owned or transferred being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. If a transfer of shares of our capital stock would result in our capital stock being beneficially owned by fewer than 100 persons or the transfer to a charitable trust would be ineffective for any reason to prevent a violation of the other restrictions on ownership and transfer of our capital stock, the transfer resulting in such violation will be void ab initio. These ownership limits may prevent a third party from acquiring control of us if our Board does not grant an exemption from the ownership limits, even if our stockholders believe the change in control is in their best interest. Waivers with respect to the ownership limits may be subject to certain initial and ongoing conditions designed to preserve our status as a REIT.
•Our Board Has the Power to Cause Us to Issue Additional Shares of Our Stock without Stockholder Approval. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board may, without stockholder approval, amend our charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders.
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
“Control shares” are voting shares of stock that, if aggregated with all other such shares of stock owned by the acquirer, or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:
•one-tenth or more but less than one-third;
•one-third or more but less than a majority; or
•a majority or more of all voting power.
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
Additionally, Title 3, Subtitle 8 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors, without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement any or all of the following takeover defenses:
•a classified board;
•a two-thirds vote requirement for removing a director;
•a requirement that the number of directors be fixed only by vote of the board of directors;
•a requirement that a vacancy on the board be filled only by the remaining directors in office and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred; and
•a majority requirement for the calling of a stockholder-requested special meeting of stockholders.
Our charter provides that, at such time as we are able to make a Subtitle 8 election, vacancies on the Board may be filled only by the remaining directors and that directors elected by the Board to fill vacancies will serve for the remainder of the full term of the directorship in which the vacancy occurred. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already, subject to the terms of any class or series of preferred stock, (a) vest in our Board the exclusive power to fix the number of directorships, (b) require a vacancy on our Board to be filled only by the remaining directors in office, even if the remaining directors do not constitute a quorum and (c) require, unless called by our chairman of our Board, our chief executive officer, our president or our Board, the written request of stockholders entitled to cast a majority of all of the votes entitled to be cast at such a meeting to call a special meeting. If we made an election to be subject to the provisions of Subtitle 8 relating to a classified board, our Board would automatically be classified into three classes with staggered terms of office of three years each. In such instance, the classification and staggered terms of office of the directors would make it more difficult for a third party to gain control of our Board since at least two annual meetings of stockholders, instead of one, generally would be required to effect a change in the majority of the directors.
Risks Related to Our REIT Status and Other Tax Items
We have elected to be treated as a REIT commencing with our taxable year ended December 31, 2020. Our failure to qualify or maintain our qualification as a REIT for U.S. federal income tax purposes would reduce the amount of funds we have available for distribution and limit our ability to make distributions to our stockholders.
We have elected to be treated as a REIT under the Code commencing with our taxable year ended December 31, 2020. However, we cannot assure you that we will qualify and remain qualified as a REIT. Our qualification as a REIT depends upon our ability to meet requirements, some on an annual and quarterly basis, regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. We believe we have been and are organized and qualify as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate tax rate;
•we could be subject to increased state and local taxes; and

•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our securities.
Furthermore, we currently own one and may acquire additional direct or indirect interests in one or more entities that will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRS or any TRS we form will be subject to U.S. federal income tax and applicable state and local taxes on their net income. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any federal or state taxes we pay will reduce our cash available for distribution to you. Prospective investors are urged to consult their tax advisors regarding the effect of other U.S. federal, state, local and non-U.S. tax laws on an investment in our stock.
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
In order to qualify and maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We will also be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. To maintain our REIT qualification and avoid the payment of U.S. federal income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for U.S. federal income tax purposes. For example, we may be required to accrue interest and discount income on SFR mortgage loans, CMBS B-Pieces, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and the value of our securities. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We plan to originate mezzanine loans for which the Internal Revenue Service (the “IRS”) has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may originate mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, stock in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of CMBS and debt instruments of publicly offered REITs. The remainder of our investments in securities (other than government securities, securities issued by a TRS and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities issued by a TRS and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. Moreover, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income or asset requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
If our OP failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We believe that our OP will be treated as a partnership for U.S. federal income tax purposes, and intends to take that position for all income tax reporting positions. As a partnership, our OP generally will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our OP’s income. We cannot assure you, however, that the IRS will not challenge the status of our OP or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our OP or any other such subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes (including by reason of being classified as a publicly traded partnership, unless at least 90% of its income was qualifying income as defined in the Code, or a “taxable mortgage pool” for U.S. federal income tax purposes), we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT, unless we qualified for certain statutory savings provisions. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our OP’s partnership units are not traded on an established securities market, the OP’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our OP may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our OP may not meet this qualifying income test. Also, the failure of our OP or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
Our ownership of interests in a TRS raises certain tax risks.
A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C corporation. We currently own interests in a TRS and may acquire securities in additional TRSs in the future.
We will be required to pay a 100% tax on any “redetermined rents,” “redetermined deductions,” “excess interest” or “redetermined TRS service income.” In general, redetermined rents are rents from real property that are overstated as a result of services furnished to any of our tenants by a TRS of ours. Redetermined deductions and excess interest generally represent amounts that are deducted by a TRS of ours for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations. Redetermined TRS service income generally represents amounts by which the gross income of a TRS attributable to its services for or on behalf of us (other than to a tenant of ours) would be increased based on arm’s length negotiations.
Our TRS is and any TRS we acquire in the future will be subject to corporate income tax at the U.S. federal, state and local levels (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our stockholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We do not anticipate material income tax obligations in connection with our ownership of interests in TRSs.
As a REIT, the value of our interests in our TRSs generally may not exceed 20% of the total value of our total assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. However, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our securities. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs.
The share ownership restrictions of the Code for REITs and the 6.2% share ownership limits in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, directly or indirectly or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns shares of our capital stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our capital stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter includes restrictions on the acquisition and ownership of shares of our capital stock.
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
Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 6.2% ownership limit with respect to a particular stockholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our Board granted James Dondero and his affiliates a waiver allowing them to collectively own up to 65% of our common stock, has granted waivers to others and may grant additional waivers in the future. Our charter also prohibits any person from, among other things, beneficially or constructively owning shares of our capital stock that would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT or a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code.
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
Waivers with respect to the ownership limits may be subject to certain initial and ongoing conditions designed to preserve our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our securities or otherwise be in the best interest of the stockholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
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
The 100% tax described above may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it not profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits.
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
Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.
Legislative or other actions affecting REITs could have a negative effect on our stockholders or us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. Prospective investors are urged to consult with their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our stock.
We and our subsidiaries and stockholders may be subject to state, local or foreign tax filing and payment obligations taxation in various jurisdictions including those in which we or they transact business, own property or reside.
We may own assets located in, or transact business in, numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the U.S. federal income tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state and local income and other tax laws on an investment in our stock.
Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of shares of our common stock.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
Risks Related to the Ownership of Our Common Stock
The concentration of our share ownership may limit your ability to influence corporate matters.
Our Sponsor is the ultimate parent of our Manager and may be deemed to beneficially own approximately 16.8% of our outstanding voting securities as of December 31, 2022. James Dondero is the sole member of the general partner of our Sponsor. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to shares beneficially owned by our Sponsor. In addition, Mr. Dondero has relationships with certain other holders of our common stock which may result in Mr. Dondero being deemed to have aggregate beneficial ownership of approximately 8,790,788 shares (or 51.5% of our common stock) and shared voting and dispositive power over approximately 8,739,833 shares (or 51.2% of our common stock) as of December 31, 2022.
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
In addition, sales of significant amounts of shares beneficially held by our Sponsor or other holders of our common stock with whom Mr. Dondero has relationships, or the prospect of these sales, could adversely affect the market price of our common stock. This concentrated stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.
Broad market fluctuations could negatively impact the market price of our common stock.
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:
•actual or anticipated variations in our quarterly operating results, financial condition, cash flow and liquidity, or changes in investment strategy or prospects;
•changes in our operations or earnings estimates or publication of research reports about us or the real estate industry;
•loss of a major funding source or inability to obtain new favorable funding sources in the future;
•our financing strategy and leverage;
•actual or anticipated accounting problems;
•changes in market valuations of similar companies;

•increases in interest rates that lead purchasers of our shares to demand a higher yield;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key management personnel;
•actions by institutional stockholders;
•speculation in the press or investment community;
•the realization of any of the other risk factors presented in this annual report;
•the extent of investor interest in our securities;
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our underlying asset value;
•investor confidence and price and volume fluctuations in the stock and bond markets, generally;
•changes in laws, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•future equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•failure to meet income estimates;
•failure to meet and maintain REIT qualifications or exclusion from Investment Company Act regulations or listing on the NYSE; and
•general market and economic conditions.
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
The Series A Preferred Stock is listed on the NYSE, but there can be no assurance that an active trading market will be maintained on the NYSE. Further, the Series A Preferred Stock may trade at prices lower than the public offering price, and the market price of the Series A Preferred Stock depends on many factors, including, but not limited to:
•prevailing interest rates;
•the market for similar securities;
•general economic and financial market conditions;
•our issuance, as well as the issuance by our subsidiaries, of additional preferred equity or debt securities; and
•our financial condition, cash flows, liquidity, results of operations, funds from operations and prospects.
The trading prices of common and preferred equity securities issued by REITs and other real estate companies historically have been affected by changes in interest rates. One of the factors that may influence the market price of the Series A Preferred Stock is the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments. An increase in interest rates may lead prospective purchasers of the Series A Preferred Stock to demand a higher annual yield, which could reduce the market price of the Series A Preferred Stock.
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
We intend to pay regular quarterly dividends to our preferred stockholders. Distributions declared by us will be authorized by our Board in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, the capital requirements of the Company and other factors as our Board may deem relevant from time to time. We may have to fund distributions from working capital, borrow to provide funds for such distributions, use proceeds of future offerings or sell assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we are required to sell assets to fund dividends, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund dividends, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay dividends in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.
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
Beginning on July 24, 2021 upon the occurrence of a Change of Control, holders of Series A Preferred Stock have the right to convert some or all of their Series A Preferred Stock into our common stock (or equivalent value of alternative consideration). Notwithstanding that we generally may not redeem the Series A Preferred Stock prior to July 24, 2025, we have a special optional redemption right to redeem the Series A Preferred Stock in the event of a Change of Control, and holders of Series A Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the Change of Control Conversion Date (as defined in the articles supplementary setting forth the terms of the Series A Preferred Stock). Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to the Share Cap (as defined in the articles supplementary setting forth the terms of the Series A Preferred Stock) multiplied by the number of Series A Preferred Stock converted. If the Common Stock Price (as defined in the articles supplementary setting forth the terms of the Series A Preferred Stock) is less than $7.58 (which is approximately 50% of the per-share closing sale price of our common stock on July 17, 2020), subject to adjustment, each holder will receive a maximum of 3.2982 shares of our common stock per share of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. In addition, those features of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interest.
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
Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay dividends to stockholders. In addition, although our Manager maintains insurance coverage that may cover certain aspects of our cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed policy limits or are not covered under any of our Manager's current insurance policies.
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
Furthermore, if some of our or our Manager’s employees are required to work remotely in the future due to the COVID-19 pandemic or other pandemics or infectious diseases, or if we or our Manager allow permanent or significant remote work by any of our or its employees, there may be an increased risk of disruption to our operations because they may be utilizing residential networks and infrastructure which may not be as secure as in our office environment.
The current COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and continues to evolve. Additionally, the emergence of new variants of COVID-19 are unpredictable and current vaccines and treatments may not be effective against new variants.

As a result, the COVID-19 pandemic negatively impacted, and the COVID-19 pandemic or other pandemics or infectious diseases in the future could negatively impact, almost every industry directly or indirectly, which may adversely impact our performance or the ability of underlying real estate collateral relating to our investments, increase the default risk applicable to borrowers and making it relatively more difficult for us to generate attractive risk adjusted returns.
The COVID-19 pandemic, and other future pandemics, could also materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance due to, among other factors:
•reduced economic activity may cause certain borrowers underlying our real estate related assets and senior loans to become delinquent or default on their loans, or seek to defer payment on, or refinance, their loans;
•reduced economic activity could result in a prolonged recession, which could negatively impact the value of commercial and residential real estate, which further negatively impacts the value of our investments, potentially materially;
•difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis, or at all;
•the financial impact of the COVID-19 or a future pandemic could negatively impact our future compliance with financial covenants in our debt obligations and result in a default and potentially an acceleration of indebtedness;
•uncertainties created by the COVID-19 or a future pandemic could make it difficult to estimate provisions for loan losses;
•a general decline in business activity and demand for mortgage financing, servicing and other real estate and real estate related transactions, which could adversely affect our ability to make new investments or to redeploy the proceeds from repayments of our existing investments;
•the potential negative impact on the health of the employees of our Manager, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption; and
•the timing of the development and distribution of effective treatments for COVID-19 and future pandemics.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business.
The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in this annual report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company owns the Hudson Montford, which is a 204-unit multifamily property in Charlotte, North Carolina. The Company’s ownership is subject to mortgage debt with an outstanding principal balance of approximately $32.5 million as of December 31, 2022. The Company owns the Hudson Montford indirectly through wholly owned subsidiaries.
The Company consolidated ownership of the Elysian at Hughes Center, which is a 368-unit multifamily property in Las Vegas, Nevada, as of December 31, 2022. The Company’s ownership is subject to mortgage debt with an outstanding principal balance of approximately $89.6 million as of December 31, 2022.
For additional information regarding these properties, see Note 8 to our consolidated financial statements.

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
On March 31, 2023, we had 17,471,218 shares of common stock outstanding held by a total of seven record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
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
Overview
We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily CMBS securitizations, MSCR Notes and mortgage-backed securities, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 MSAs. In addition, we target lending or investing in properties that are stabilized or have a light-transitional business plan.
Our investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We seek to employ a flexible and relative-value focused investment strategy and expect to re-allocate capital periodically among our target investment classes. We believe this flexibility will enable us to efficiently manage risk and deliver attractive risk-adjusted returns under a variety of market conditions and economic cycles. For highlights of our acquisition, financing and other activity during 2022, see “Item 1. Business—2022 Highlights.”
We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of December 31, 2022 approximately $18.4 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $19.8 billion of loans and debt or credit related investments as of December 31, 2022 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.
We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.
On October 15, 2021, the Bankruptcy Trust Lawsuit was filed by a litigation subtrust formed in connection with the Highland Bankruptcy against various persons and entities, including our Sponsor and James Dondero. In addition, on

February 8, 2023, the UBS Lawsuit was filed against Mr. Dondero and a number of other persons and entities. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Components of Our Revenues and Expenses
Net Interest Income for the Years Ended December 31, 2022, 2021 and 2020
Interest income. Our earnings are primarily attributable to the interest income from mortgage loans, mezzanine loan and preferred equity investments. Loan premium/discount amortization and prepayment penalties are also included as components of interest income.
Interest expense. Interest expense represents interest accrued on our various financing obligations used to fund our investments and is shown as a deduction to arrive at net interest income.
The year ended December 31, 2022 as compared to the year ended December 31, 2021
The following table presents the components of net interest income for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Year Ended December 31,
	2022			2021
	Interest income/ (expense)	Average Balance (1)	Yield (2)	Interest income/ (expense)	Average Balance (1)	Yield (2)	$ Change	% Change
Interest income
SFR Loans, held-for-investment	$43,946	$746,111	5.89%	$37,652	$890,009	4.23%	$6,294	16.7%
Mezzanine loans, held-for-investment	15,464	157,789	9.80%	11,754	129,968	8.81%	3,710	31.6%
Preferred equity, held-for-investment	9,263	102,471	9.04%	2,586	27,711	9.04%	11,405	441.0%
Convertible bond, held-for-investment	2,545	47,821	5.32%	26	224	9.33%	2,519	9688.5%
CMBS structured pass through certificates, at fair value	4,682	66,442	7.05%	3,453	55,225	11.61%	1,229	35.6%
Bridge loan	346	6,787	5.10%	356	4,039	6.25%	(10)	(2.8)%
MSCR notes	590	4,385	13.46%	—	—	N/A	590	N/A
Mortgage backed securities	1,152	11,025	10.45%	—	—	N/A	1,152	N/A
Total interest income	$77,988	$1,142,830	6.82%	$55,827	$1,107,176	6.72%	$26,889	48.2%
Interest expense
Repurchase agreements	(11,280)	(147,850)	7.63%	(4,294)	(147,850)	2.90%	(6,986)	162.7%
Long-term seller financing	(15,817)	(822,820)	1.92%	(18,991)	(822,820)	2.31%	3,174	(16.7)%
Bridge financing	—	—	—%	(101)	(55)	183.64%	101	(100.0)%
Unsecured Notes	(13,158)	(201,697)	6.52%	(6,386)	(91,733)	6.96%	(6,772)	106.0%
Total interest expense	$(40,255)	$(1,172,367)	3.43%	$(29,772)	$(1,062,458)	2.80%	$(10,483)	35.2%
Net interest income (3)	$37,733			$26,055			$16,406	63.0%
(1)Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)Yield calculated on an annualized basis.
(3)Net interest income is calculated as the difference between total interest income and total interest expense.

The year ended December 31, 2021 as compared to the year ended December 31, 2020
The following table presents the components of net interest income for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2021			2020
	Interest income/ (expense)	Average Balance (1)	Yield (2)	Interest income/ (expense)	Average Balance (1)	Yield (2)	$ Change	% Change
Interest income
SFR Loans, held-for-investment	$37,652	$890,009	4.23%	$32,797	$927,479	3.85%	$4,855	14.8%
Mezzanine loans, held-for-investment	11,754	129,968	8.81%	2,136	28,381	8.20%	9,618	450.3%
Preferred equity, held-for-investment	2,586	27,711	9.04%	2,829	24,088	12.80%	(243)	(8.6)%
Convertible bond, held-for-investment	26	224	9.33%	—	—	N/A	26	N/A
CMBS structured pass through certificates, at fair value	3,453	55,225	11.61%	1,216	23,466	7.27%	2,237	184.0%
Bridge loan	356	4,039	6.25%	—	—	N/A	356	N/A
MSCR notes	—	—	N/A	—	—	N/A	—	N/A
Mortgage backed securities	—	—	N/A	—	—	N/A	—	N/A
Total interest income	$55,827	$1,107,176	6.72%	$38,978	$1,003,414	4.23%	$16,849	43.2%
Interest expense
Repurchase agreements	(4,294)	(147,850)	2.90%	(2,082)	(101,551)	2.23%	(2,212)	106.2%
Long-term seller financing	(18,991)	(822,820)	2.31%	(18,596)	(786,913)	2.57%	(395)	2.1%
Bridge financing	(101)	(55)	183.64%	—	—	N/A	(101)	N/A
Unsecured Notes	(6,386)	(91,733)	6.96%	(634)	(36,500)	8.23%	(5,752)	907.3%
Total interest expense	$(29,772)	$(1,062,458)	2.80%	$(21,312)	$(924,964)	2.51%	$(8,460)	39.7%
Net interest income (3)	$26,055			$17,666			$8,389	47.5%
(1)Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)Yield calculated on an annualized basis.
(3)Net interest income is calculated as the difference between total interest income and total interest expense.
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
Change in unrealized gain on common stock investments. Includes unrealized gain (loss) based on changes in the fair value of our common stock investments in NSP and the Private REIT. See Note 5 to our consolidated financial statements for additional information.
Change in unrealized gain (loss) on MSCR notes. Includes unrealized gain (loss) based on changes in the fair value of our MSCR Notes. See Note 6 to our consolidated financial statements for additional information.
Change in unrealized gain on mortgage-backed securities. Includes unrealized gain (loss) based on changes in the fair value of our mortgage backed securities. See Note 6 to our consolidated financial statements for additional information.

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
Revenues from consolidated real estate owned (Note 8). Reflects the total revenues for our multifamily properties. Revenues include rental income and other income of the multifamily properties.
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
Expenses from consolidated real estate owned (Note 8). Reflects the total expenses for our multifamily properties. Expenses include interest, real estate taxes and insurance, operating, general and administrative, management fees, depreciation and amortization, rate cap (income) expense, and debt service bridge expenses of the multifamily properties.
Results of Operations for the Years Ended December 31, 2022, 2021, and 2020
The year ended December 31, 2022 as compared to the year ended December 31, 2021

The following table sets forth a summary of our operating results for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Net interest income	$37,733	$26,055	$11,678	44.8%
Other income (loss)	2,661	71,263	(68,602)	(96.3)%
Operating expenses	(26,180)	(13,846)	(12,334)	89.1%
Net income	14,214	83,472	(69,258)	(83.0)%
Net (income) attributable to preferred shareholders	(3,512)	(3,508)	(4)	0.1%
Net (income) attributable to redeemable noncontrolling interests	(4,969)	(40,387)	35,418	(87.7)%
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	(2,499)	—	(2,499)	N/A
Net income attributable to common stockholders	$3,234	$39,577	$(36,343)	(91.8)%
The change in our net income for the year ended December 31, 2022 as compared to the net income for the year ended December 31, 2021 primarily relates to an increase in operating expenses and a decrease in other income including changes in net assets related to consolidated CMBS VIEs partially offset by increases in net interest income. Our net income attributable to common stockholders for the year ended December 31, 2022 was approximately $3.2 million. We earned approximately $37.7 million in net interest income, generated income of $2.7 million in other income, incurred operating expenses of $26.2 million, allocated $3.5 million of income to preferred stockholders, allocated $5.0 million of income to redeemable noncontrolling interests and allocated $2.5 million of income to redeemable non controlling interests in subsidiaries for the year ended December 31, 2022.
Revenues
Net interest income. Net interest income was $37.7 million for the year ended December 31, 2022 compared to $26.1 million for the year ended December 31, 2021 which was an increase of approximately $11.7 million. The increase between the periods is primarily due to an increase in investments compared to the prior period. Additionally, prepayment penalties related to early paydowns offset by accelerated premium amortization contribute to the increase between the periods. As of December 31, 2022 we own 83 discrete investments compared to 74 as of December 31, 2021.
Other income (loss). Other income (loss) was $2.7 million for the year ended December 31, 2022 compared to $71.3 million for the year ended December 31, 2021 which was a decrease of approximately $68.6 million. This was primarily due to an increase in unrealized losses related to consolidated CMBS VIEs and a decrease in fair value marks between the periods.
Expenses
G&A expenses. G&A expenses were $7.2 million for the year ended December 31, 2022 compared to $6.4 million for the year ended December 31, 2021 which was an increase of approximately $0.8 million. The increase between the periods was primarily due to a $1.3 million increase in stock compensation expense and a $0.7 million increase in legal fees compared to the prior period.
Loan servicing fees. Loan servicing fees were $4.4 million for the year ended December 31, 2022 compared to $5.2 million for the year ended December 31, 2021 which was a decrease of approximately $0.8 million. The decrease between the periods was primarily due to a decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period.
Management fees. Management fees were $3.2 million for the year ended December 31, 2022 compared to $2.3 million for the year ended December 31, 2021 which was an increase of approximately $0.9 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement.

The year ended December 31, 2021 as compared to the year ended December 31, 2020
The following table sets forth a summary of our operating results for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Net interest income	$26,055	$17,666	$8,389	47.5%
Other income (loss)	71,263	25,752	45,511	176.7%
Operating expenses	(13,846)	(9,248)	(4,598)	49.7%
Net income	83,472	34,170	49,302	144.3%
Net (income) attributable to preferred shareholders	(3,508)	(1,748)	(1,760)	100.7%
Net (income) attributable to redeemable noncontrolling interests	(40,387)	(21,323)	(19,064)	89.4%
Net income attributable to common stockholders	$39,577	$11,099	$28,478	256.6%
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
Revenues
Net interest income. Net interest income was $26.1 million for the year ended December 31, 2021 compared to $17.7 million for the year ended December 31, 2020 which was an increase of approximately $8.4 million. The increase between the periods is primarily due to an increase in investments and the number of days in operation compared to the prior period. Additionally, prepayment penalties related to early paydowns offset by accelerated premium amortization contribute to the increase between the periods. As of December 31, 2021 we owned 74 discrete investments compared to 60 as of December 31, 2020.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to redeemable noncontrolling interests	$4,969	$40,387	$21,323
Net income attributable to common stockholders	3,233	39,577	11,099
Weighted-average number of shares of common stock outstanding
Basic	14,686	6,601	5,206
Diluted	14,686	20,366	18,648
Net income per share, basic	$0.22	$6.00	$2.13
Net income per share, diluted	$0.22	$3.93	$1.74
Dividends declared per share	$2.0000	$1.9000	$1.4198
Earnings Available for Distribution and Cash Available for Distribution
EAD is a non-GAAP financial measure. EAD has replaced our prior presentation of Core Earnings. In addition, Core Earnings results from prior reporting periods have been relabeled EAD. In line with evolving industry practices, we believe EAD more accurately reflects the principal purpose of the measure than the term Core Earnings and will serve as a useful indicator for investors in evaluating our performance and our long-term ability to pay distributions. EAD is defined as the net income (loss) attributable to our common stockholders computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain GAAP adjustments and transactions that may not be indicative of our current operations, in each case after discussions between the Manager and the independent directors of our Board and approved by a majority of the independent directors of our Board.
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
We also use EAD as a component of the management fee paid to our Manager. As consideration for the Manager’s services, we will pay our Manager an annual management fee of 1.5% of Equity, paid monthly, in cash or shares of our common stock at the election of our Manager. “Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the closing of our IPO, plus (2) the net proceeds received by us from all issuances of our equity securities in and after the IPO, plus (3) our cumulative EAD from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to our holders of common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that we have paid to repurchase for cash the shares of our equity securities from and after the IPO to the end of the most recently completed calendar quarter. In our calculation of Equity, we will adjust our calculation of EAD to remove the compensation expense relating to awards granted under one or more of our long-term incentive plans that is added back in our calculation of EAD. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to us in the Formation Transaction.

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
The following table provides a reconciliation of EAD and CAD to GAAP net income attributable to common stockholders for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2022	2021	2020	% Change 2022 - 2021	% Change 2021 - 2020
Net income attributable to common stockholders	$3,234	$39,577	$11,099	(91.8)%	256.6%
Adjustments
Amortization of stock-based compensation	3,286	2,023	548	62.4%	269.2%
Unrealized (gains) or losses (1)	33,539	(23,811)	(2,263)	(240.9)%	952.2%
One-time non-cash item (2)	—	—	(1,053)	N/A	N/A
Loan loss (benefit) provision (3)	—	—	94	N/A	N/A
EAD attributable to common stockholders	$40,059	$17,789	$8,425	125.2%	111.1%

EAD per Diluted Weighted-Average Share	$2.63	$2.53	$1.57	4.0%	61.1%

Adjustments
Amortization of premiums	$16,397	$5,408	$2,160	203.2%	150.4%
Accretion of discounts	(10,655)	(5,587)	(1,053)	(90.7)%	430.6%
Depreciation and amortization of real estate investment	2,280	—	—	N/A	N/A
Amortization of deferred financing costs	38	—	—	N/A	N/A
Stock dividends received	—	—	(538)	N/A	N/A
CAD attributable to common stockholders	$48,119	$17,610	$8,994	173.2%	95.8%

CAD per Diluted Weighted-Average Share	$3.15	$2.50	$1.67	26.0%	49.7%

Weighted-average common shares outstanding - basic	14,686	6,601	5,206	122.5%	26.8%
Weighted-average common shares outstanding - diluted (4)	15,257	7,045	5,378	116.6%	31.0%
(1)Unrealized gains are the net change in unrealized loss on investments held at fair value
(2)One-time non-cash item is the make-whole premium in the Jernigan Capital, Inc. ("JCAP") preferred stock investment conversion to common stock. See Note 5 to our consolidated financial statements for additional disclosures.
(3)We have modified our calculation of EAD and CAD to exclude any add back of loan loss (benefit) provision beginning with our fiscal year 2021.

(4)Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests
The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of non-controlling interests for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2022	2021	2020	% Change 2022 - 2021	% Change 2021 - 2020
Net income attributable to common stockholders	$3,234	$39,577	$11,099	(91.8)%	256.6%
Net income attributable to redeemable noncontrolling interests	4,969	40,387	21,323	(81.9)%	89.4%
Adjustments
Amortization of stock-based compensation	3,286	2,023	548	62.4%	269.2%
Unrealized (gains) or losses (1)	44,765	(43,503)	(3,981)	202.9%	992.8%
One-time non-cash item (2)	—	—	(2,094)	N/A	N/A
Loan loss (benefit) provision (3)	—	—	320	N/A	N/A
EAD attributable to common stockholders	$56,254	$38,484	$27,215	52.3%	41.4%

EAD	$2.50	$1.89	$1.46	38.1%	29.5%

Adjustments
Amortization of premiums	$20,840	$15,769	$8,280	32.2%	90.4%
Accretion of discounts	(13,312)	(9,196)	(3,160)	(44.8)%	191.0%
Depreciation and amortization of real estate investment	2,895	—	—	N/A	N/A
Amortization of deferred financing costs	48	—	—	N/A	N/A
Stock dividends received	—	—	(1,254)	N/A	N/A
CAD	$66,725	$45,057	$31,081	53.3%	45.0%

CAD per Diluted Weighted-Average Share	$2.97	$2.21	$1.67	38.9%	32.3%

Weighted-average common shares outstanding - basic	14,686	6,601	5,206	122.5%	26.8%
Weighted-average common shares outstanding - diluted	22,476	20,366	18,648	10.4%	9.2%
(1)Unrealized gains are the net change in unrealized loss on investments held at fair value
(2)One-time non-cash item is the make-whole premium in the JCAP preferred stock investment conversion to common stock. See Note 5 to our consolidated financial statements for additional disclosures.
(3)We have modified our calculation of EAD and CAD to exclude any add back of loan loss (benefit) provision beginning with our fiscal year 2021.

Book Value per Share / Unit
The following table calculates our book value per share (in thousands, except per share data):

	December 31, 2022	December 31, 2021
Common stockholders' equity	$346,474	$200,503
Shares of common stock outstanding at period end	17,080	9,164
Book value per share of common stock	$20.29	$21.88
Due to the large noncontrolling interest in the OP and formerly the Subsidiary OPs (see Note 13 to our consolidated financial statements, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	December 31, 2022	December 31, 2021
Common stockholders' equity	$346,474	$200,503
Redeemable noncontrolling interests in the OP	96,501	261,423
Total equity	$442,975	$461,926

Redeemable OP Units and SubOP Units at period end	5,038	12,308
Shares of common stock outstanding at period end	17,080	9,164
Combined shares of common stock and redeemable OP Units and SubOP Units	22,118	21,472
Combined book value per share / unit	$20.03	$21.51
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common stock investments, multifamily properties, MSCR Notes and mortgage backed securities with a combined unpaid principal balance of $2.0 billion at December 31, 2022 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of December 31, 2022 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	SFR Loans
1	Senior loan	2/11/2020	$508,700		$73,291	Various	Single-family	4.65%	4.39%	5.67
2	Senior loan	2/11/2020	10,143		1,536	Various	Single-family	5.35%	5.24%	5.09
3	Senior loan	2/11/2020	5,396		675	Various	Single-family	5.33%	5.28%	0.58
4	Senior loan	2/11/2020	10,179		1,473	Various	Single-family	5.30%	5.01%	5.67
5	Senior loan	2/11/2020	5,458		787	Various	Single-family	5.24%	4.93%	5.76
6	Senior loan	2/11/2020	51,304		6,944	Various	Single-family	4.74%	4.59%	2.75
7	Senior loan	2/11/2020	9,494		1,362	Various	Single-family	6.10%	5.70%	5.76
8	Senior loan	2/11/2020	36,762		5,175	Various	Single-family	5.55%	5.14%	5.84
9	Senior loan	2/11/2020	5,760		827	Various	Single-family	5.99%	5.59%	5.92
10	Senior loan	2/11/2020	5,177		755	Various	Single-family	5.46%	5.15%	6.01
11	Senior loan	2/11/2020	8,779		1,293	Various	Single-family	5.88%	5.55%	6.01
12	Senior loan	2/11/2020	6,309		870	Various	Single-family	4.83%	4.77%	1.09
13	Senior loan	2/11/2020	7,480		1,105	Various	Single-family	5.34%	5.07%	6.09
14	Senior loan	2/11/2020	6,582		974	Various	Single-family	5.46%	5.19%	6.17
15	Senior loan	2/11/2020	10,523		1,509	Various	Single-family	4.72%	4.60%	3.17
	Total		688,046		98,576			4.81%	4.55%	5.36

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020	24,348	(5)	9,154	Various	Multifamily	8.95%	8.96%	3.16

2	CMBS B-Piece	2/11/2020		29,596	(5)	11,429	Various	Multifamily	9.80%	9.79%	3.90
3	CMBS B-Piece	4/23/2020		81,999	(5)	27,424	Various	Multifamily	3.50%	5.39%	7.16
4	CMBS B-Piece	7/30/2020		21,342	(5)	9,459	Various	Multifamily	12.80%	12.80%	4.48
5	CMBS B-Piece	8/6/2020		108,643	(5)	24,603	Various	Multifamily	0.00%	8.22%	7.49
6	CMBS B-Piece	4/20/2021		43,340	(5)	14,866	Various	Multifamily	9.29%	9.29%	8.16
7	CMBS B-Piece	6/30/2021		108,305	(5)	30,299	Various	Multifamily	0.00%	9.13%	4.00
8	CMBS B-Piece	12/9/2021		57,289	(5)	22,231	Various	Multifamily	8.29%	8.29%	1.82
9	CMBS B-Piece	5/2/2022		35,811	(5)	10,214	Various	Multifamily	4.22%	4.55%	15.91
10	CMBS B-Piece	7/28/2022		70,481	(5)	26,899	Various	Multifamily	8.29%	8.29%	6.57
	Total			581,154		186,578			4.61%	8.14%	6.22

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(6)	495	Various	Multifamily	2.02%	14.56%	23.75
2	CMBS I/O Strip	8/6/2020		108,643	(6)	6,268	Various	Multifamily	2.98%	15.98%	7.49
3	CMBS I/O Strip	4/28/2021	(7)	64,768	(6)	1,409	Various	Multifamily	1.59%	15.52%	7.07
4	CMBS I/O Strip	5/27/2021		20,000	(6)	1,024	Various	Multifamily	3.39%	15.73%	7.40
5	CMBS I/O Strip	6/7/2021		4,266	(6)	127	Various	Multifamily	2.31%	18.91%	5.91
6	CMBS I/O Strip	6/11/2021	(8)	115,523	(6)	1,872	Various	Multifamily	1.19%	13.34%	6.40
7	CMBS I/O Strip	6/24/2021		26,191	(6)	435	Various	Multifamily	1.18%	16.77%	7.40
8	CMBS I/O Strip	8/10/2021		25,000	(6)	635	Various	Multifamily	1.89%	15.87%	7.32
9	CMBS I/O Strip	8/11/2021		6,942	(6)	440	Various	Multifamily	3.10%	13.74%	8.57
10	CMBS I/O Strip	8/24/2021		1,625	(6)	250	Various	Multifamily	2.61%	14.44%	8.07
11	CMBS I/O Strip	9/1/2021		34,625	(6)	3,726	Various	Multifamily	1.92%	15.03%	7.49
12	CMBS I/O Strip	9/11/2021		20,902	(6)	3,822	Various	Multifamily	2.95%	13.70%	8.74
	Total			446,075		20,503			2.04%	15.01%	7.83

	Mezzanine Loan
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	11.00%	0.50
2	Mezzanine	10/20/2020		5,470		2,267	Wilmington, DE	Multifamily	7.50%	7.31%	6.34
3	Mezzanine	10/20/2020		10,380		4,320	White Marsh, MD	Multifamily	7.42%	7.22%	8.50
4	Mezzanine	10/20/2020		14,253		5,929	Philadelphia, PA	Multifamily	7.59%	7.38%	6.42
5	Mezzanine	10/20/2020		3,700		1,531	Daytona Beach, FL	Multifamily	7.83%	7.63%	5.76
6	Mezzanine	10/20/2020		12,000		4,993	Laurel, MD	Multifamily	7.71%	7.50%	8.25
7	Mezzanine	10/20/2020		3,000		1,249	Temple Hills, MD	Multifamily	7.32%	7.12%	8.59
8	Mezzanine	10/20/2020		1,500		624	Temple Hills, MD	Multifamily	7.22%	7.02%	8.59
9	Mezzanine	10/20/2020		5,540		2,296	Lakewood, NJ	Multifamily	7.33%	7.14%	6.34
10	Mezzanine	10/20/2020		6,829		2,828	Rosedale, MD	Multifamily	7.53%	7.34%	6.01
11	Mezzanine	10/20/2020		3,620		1,507	North Aurora, IL	Multifamily	7.42%	7.22%	8.50
12	Mezzanine	10/20/2020		9,610		4,000	Cockeysville, MD	Multifamily	7.42%	7.22%	8.50
13	Mezzanine	10/20/2020		7,390		3,076	Laurel, MD	Multifamily	7.42%	7.22%	8.50
14	Mezzanine	10/20/2020		2,135		884	Tyler, TX	Multifamily	7.74%	7.54%	5.76
15	Mezzanine	10/20/2020		1,190		493	Las Vegas, NV	Multifamily	7.71%	7.51%	6.17
16	Mezzanine	10/20/2020		3,310		1,372	Atlanta, GA	Multifamily	6.91%	6.73%	6.50
17	Mezzanine	10/20/2020		2,880		1,192	Des Moines, IA	Multifamily	7.89%	7.69%	5.84
18	Mezzanine	10/20/2020		4,010		1,660	Urbandale, IA	Multifamily	7.89%	7.69%	5.84
19	Mezzanine	1/21/2021		24,844		24,644	Los Angeles, CA	Multifamily	17.00%	17.14%	1.06
20	Mezzanine	11/18/2021		12,600		12,491	Irving, TX	Multifamily	14.77%	14.90%	5.92
21	Mezzanine	12/29/2021		7,760		7,695	Rogers, AR	Multifamily	14.77%	14.90%	2.03
22	Mezzanine	6/9/2022		4,500		4,462	Rogers, AR	Multifamily	14.45%	14.57%	2.44
23	Mezzanine	7/1/2022		9,000		8,918	Medley, FL	Self-Storage	11.00%	11.10%	4.50
	Total			163,021		105,931			10.42%	10.34%	5.39

	Preferred Equity
1	Preferred Equity	5/29/2020		10,000		10,000	Houston, TX	Multifamily	11.00%	11.00%	7.34
2	Preferred Equity	9/29/2021		7,606		7,591	Holly Springs, NC	Life Science	10.00%	10.02%	0.75
3	Preferred Equity	10/26/2021		9,750		9,687	Atlanta, GA	Multifamily	11.00%	11.07%	1.85
4	Preferred Equity	1/14/2022		19,496		19,509	Vacaville, CA	Life Science	10.00%	9.99%	0.75
5	Preferred Equity	4/7/2022	(9)	4,000		3,963	Beaumont, TX	Self-Storage	13.77%	13.90%	7.67

6	Preferred Equity	6/8/2022		4,000	3,962	Temple, TX	Self-Storage	13.05%	13.17%	7.67
7	Preferred Equity	8/10/2022		8,500	8,423	Plano, TX	Multifamily	14.61%	14.74%	2.69
8	Preferred Equity	9/30/2022		9,000	8,915	Fort Worth, TX	Multifamily	13.76%	13.89%	2.75
9	Preferred Equity	10/5/2022		4,030	3,991	Kirkland, WA	Multifamily	14.52%	14.66%	5.01
10	Preferred Equity	10/19/2022		15,000	14,925	Woodbury, MN	Life Science	10.00%	10.05%	0.75
	Total			91,382	90,966			11.51%	11.57%	2.76

	Common Stock
1	Common Stock	11/6/2020		N/A	50,380	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	27,884	N/A	Ground Lease	N/A	N/A	N/A
	Total				78,264

	Real Estate
1	Real Estate	12/31/2021	(10)	N/A	27,267	Charlotte, NC	Multifamily	N/A	N/A	N/A
2	Real Estate	2/1/2022	(11)	N/A	36,283	Las Vegas, NV	Multifamily	N/A	N/A	N/A
	Total				63,550

	MSCR Notes
1	MSCR Note	5/25/2022		4,000	2,021	Various	Multifamily	13.02%	13.02%	29.42
2	MSCR Note	5/25/2022		5,000	2,315	Various	Multifamily	10.02%	10.02%	29.42
3	MSCR Note	9/23/2022		1,500	637	Various	Multifamily	10.37%	11.40%	28.92
	Total			10,500	4,973			11.21%	11.36%	29.35

	Mortgage Backed Securities
1	Mortgage Backed Securities	6/1/2022		10,074	3,102	Various	Single-family	4.87%	5.08%	2.89
2	Mortgage Backed Securities	6/1/2022		10,419	3,425	Various	Single-family	7.08%	7.39%	3.30
3	Mortgage Backed Securities	7/28/2022		575	261	Various	Single-family	6.23%	6.33%	4.80
4	Mortgage Backed Securities	7/28/2022		1,057	403	Various	Single-family	3.60%	4.23%	5.47
5	Mortgage Backed Securities	9/12/2022		4,473	1,789	Various	Single-family	9.29%	9.27%	8.07
6	Mortgage Backed Securities	9/29/2022		8,000	7,906	Various	Single-family	9.57%	9.59%	4.71
	Total			34,598	16,886			7.18%	7.36%	4.21
(1)Our total portfolio represents the current principal amount of the consolidated SFR Loans, CMBS I/O Strips, mezzanine loans, preferred equity, multifamily properties, MSCR Notes and mortgage backed securities as well as the net equity of our CMBS B-Piece investments.
(2)Net equity represents the carrying value less borrowings collateralized by the investment.
(3)Current yield is the annualized income earned divided by the cost basis of the investment.
(4)The weighted-average life is weighted on current principal balance and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.
(5)The CMBS B-Pieces are shown on an unconsolidated basis reflecting the value of our investments.
(6)The number shown represents the notional value on which interest is calculated for the CMBS I/O Strips. CMBS I/O Strips receive no principal payments and the notional value decreases as the underlying loans are paid off.
(7)The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(8)The Company, through the Subsidiary OPs, purchased approximately $80.0 million, $35.0 million, $40.0 million ad $50.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021 and September 29, 2021, February 3, 2022 and March 18, 2022, respectively.
(9)The Company, through the Subsidiary OPs, invested $2.7 million and $1.3 million in this preferred equity investment on April 7, 2022 and May 3, 2022, respectively.
(10)Real Estate is a 204-unit multifamily property.
(11)The Company, through the Subsidiary OPs, purchased this real estate investment for $184.1 million on February 1, 2022, using cash on hand of $39.5 million and debt financing of $144.6 million. This is the Elysian at Hughes Center investment that was previously presented as a preferred equity investment but has been consolidated as of December 31, 2022. Pursuant to an expected restructuring of the transaction subsequent to December 31, 2022, this investment is expected to be deconsolidated in 2023 and presented solely as a preferred equity investment See Note 16 to our consolidated financial statements for additional information.

The following table details overall statistics for our portfolio as of December 31, 2022 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Stock Investment	Real Estate Investment
Number of investments	83	22	57	2	2
Principal balance (1)	$1,628,772	$368,021	$1,260,751	N/A	N/A
Carrying value	$1,866,802	$362,173	$1,181,142	$78,264	$245,222
Weighted-average cash coupon	5.67%	8.21%	4.79%	N/A	N/A
Weighted-average all-in yield	6.41%	10.31%	5.21%	N/A	N/A
(1)Cost is used in lieu of principal balance for CMBS I/O Strips.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, potential obligations to purchase up to $3.7 million of the Preferred Units (defined below) and dividend requirements for the twelve-month period following December 31, 2022.
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

Mezzanine Loans
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
Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:
Freddie Mac Credit Facilities
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 9 to our consolidated financial statements for additional information). As of December 31, 2022, the outstanding balance on the Credit Facility was $628.6 million.
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
As discussed in Note 9 to our consolidated financial statements, in connection with our recent CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $331.0 million under our repurchase agreements and posted approximately $974.4 million par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
The table below provides additional details regarding recent borrowings under the master repurchase agreements (dollars in thousands):

	December 31, 2022
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	331,020	331,020	N/A	(5)	5.83%	0.20	974,440	543,919	539,736	7.0
(1)Weighted-average interest rate using unpaid principal balances.
(2)Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)CMBS are shown at fair value on an unconsolidated basis.
(4)On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho. Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities.
(5)The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.
At-The-Market Offering
On March 31, 2021, the Company, the OP and the Manager entered into separate equity distribution agreements (the "2021 Equity Distribution Agreements") with the Sales Agents, pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the "2021 ATM Program"). The 2021 Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. Effective as of December 16, 2021, the Company terminated each 2021 Equity Distribution Agreement. As of the termination date, pursuant to the Equity Distribution Agreements, the Company had sold 532,694 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $11.3 million. For additional information about the 2021 ATM Program, see Note 11 to our consolidated financial statements.

On March 15, 2022, the Company, the OP and the Manager separately entered into the 2022 Equity Distribution Agreements with the Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the 2022 ATM Program. The 2022 Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of December 31, 2022, pursuant to the 2022 Equity Distribution Agreements, the Company had sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the 2022 ATM Program, see Note 11 to our consolidated financial statements.
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
Secondary Public Offering
On August 18, 2021, the Company the OP and the Manager entered into an underwriting agreement (the “Underwriting Agreement”) with Raymond James as representative of the several underwriters, pursuant to which the Company agreed to sell 2,000,000 firm shares at a public offering price of $21.00 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 300,000 option shares. The firm shares were issued on August 20, 2021. On September 8, 2021, the underwriters partially exercised the option to purchase 59,700 option shares. The 59,700 option shares were issued on September 10, 2021. For additional information about this public offering, see Note 11 to our consolidated financial statements.
LIBOR Transition
Approximately 3.7% of our portfolio by unpaid principal balance as of December 31, 2022 pays interest at a variable rate that is tied to LIBOR. On March 5, 2021, the Financial Conduct Authority of the U.K. announced that all of the LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining one-month, three-month, six-month and twelve-month US dollar settings. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee convened by the U.S. Federal Reserve Board and comprised of large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with the SOFR, an index calculated by short-term repurchase agreements backed by U.S. Treasury securities. Approximately 13.3% of our portfolio by unpaid principal balance as of December 31, 2022 pays interest at a variable rate that is tied to SOFR, and it is anticipated that future investments we make may have variable interest rates tied to SOFR. Although there have been issuances utilizing SOFR, or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative rates will attain market acceptance as a replacement for LIBOR. In connection with the foregoing, we may need to renegotiate some of our agreements to determine a replacement index rate. As of December 31, 2022, the Company has not received any LIBOR transition notices under its loan agreements. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing.

Elysian at Hughes Center
Subsequent to December 31, 2022, the Company expects to restructure this investment such that it does not meet the requirements for consolidation under ASC 810 – Consolidation and is expected to be deconsolidated in 2023 and presented solely as a preferred equity investment. As of December 31, 2022, the Company owned a preferred equity investment and the common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, the common equity interests are expected to be transferred to an affiliate of the Manager, such affiliate which is expected to guarantee payments due to the Company in respect of its preferred equity investment if the investment is not redeemed prior to the close of the ongoing private offering of Class I Beneficial Interests in the Trust, which will continue until the maximum offering amount of $115.3 million has been reached or, if earlier, until December 31, 2023.
Elysian at Hughes Center Equity Offering
On March 9, 2022, the Company, through a subsidiary, NexPoint Hughes DST (the “Trust”) began offering to sell (the “Hughes Offering”) up to 100% of the Class I Beneficial Interests in the Trust (the “Interests”) to accredited investors pursuant to the terms of a private placement memorandum. The Trust is the sole owner of the Elysian at Hughes Center, a multifamily apartment complex located in Las Vegas, Nevada. The property consists of 6.08 acres of land upon which two residential buildings are situated comprising 368 apartment units. From March 9, 2022 to December 31, 2022, the Company sold approximately 64.0% of the outstanding Interests, raising approximately $67.3 million in net proceeds after selling costs and commissions. The net proceeds were used to repay the $55 million bridge loan with the remainder being distributed to the Company. The Hughes Offering will continue until the maximum offering amount of $115.3 million has been reached or, if earlier, until December 31, 2023.
Other Potential Sources of Financing
We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of December 31, 2022, our cash and cash equivalents were $20.3 million.
Cash Flows
The following table presents selected data from our Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$65,801	$49,298	$32,902
Net cash provided by (used in) investing activities	950,578	517,878	(68,261)
Net cash provided by (used in) financing activities	(1,029,264)	(567,415)	68,830
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,885)	(239)	33,471
Cash, cash equivalents and restricted cash, beginning of period	33,232	33,471	—
Cash, cash equivalents and restricted cash, end of period	$20,347	$33,232	$33,471
The year ended December 31, 2022 as compared to the year ended December 31, 2021
Cash flows from operating activities. During the year ended December 31, 2022, net cash provided by operating activities was $65.8 million compared to net cash provided by operating activities of $49.3 million for the year ended December 31, 2021. This increase was primarily due to the interest income generated by our investments.
Cash flows from investing activities. During the year ended December 31, 2022, net cash provided by investing activities was $950.6 million compared to net cash provided by investing activities of $517.9 million for the year ended December 31, 2021. This increase was primarily driven by proceeds received from payments on mortgage loans held in VIEs.
Cash flows from financing activities. During the year ended December 31, 2022, net cash used in financing activities was $1.0 billion compared to net cash used in financing activities of $567.4 million for the year ended December 31, 2021. This increase was primarily driven by distributions to bondholders of VIEs.

The year ended December 31, 2021 as compared to the year ended December 31, 2020
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
Cash flows from investing activities. During the year ended December 31, 2021, net cash provided by investing activities was $517.9 million compared to net cash used in investing activities of $68.3 million for the year ended December 31, 2020. This increase was primarily driven by proceeds received from payments on mortgage loans held in VIEs.
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
Income Taxes
We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the year ended December 31, 2022.
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
We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2022.
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
We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our fourth quarterly dividend of 2022 to common stockholders of $0.50 per share on October 24, 2022, which was paid on December 30, 2022 to common stockholders of record as of December 15, 2022. On December 15, 2022, our Board declared a preferred stock dividend of $0.53125 per share, which was paid on January 25, 2023 to preferred stockholders of record as of January 13, 2023.
Off-Balance Sheet Arrangements
As of December 31, 2022, we had one off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with the Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which amount will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of REIT Sub under the guaranties is approximately $83.8 million. As of December 31, 2022, the Company owns approximately 25.8% of the total outstanding shares of common stock of NSP.
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
Valuation of Common Stock
As of December 31, 2022, the Company owns approximately 25.8% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the year ended December 31, 2022, the unrealized loss related to the change in fair value estimate is $8.1 million. See Notes 5 and 10 for additional disclosures regarding the valuation of NSP.
As of December 31, 2022, the Company owns approximately 6.36% of the total outstanding shares of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach as the Private REIT is a recent transaction. The necessary input for the valuation includes the recent transaction price of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the year ended December 31, 2022, the unrealized gain related to the change in fair value estimate is $2.9 million. See Notes 5 and 10 for additional disclosures regarding the valuation of the Private REIT.
REIT Tax Election
We elected to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2022 and December 31, 2021. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8 is included in our consolidated financial statements and the notes thereto beginning on page F-1 in this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting below.
Management nonetheless determined that the consolidated financial statements and related financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP. Management’s determination is based on a number of factors, including, but not limited to, management’s performance of extensive analysis and other post-closing procedures as of and for the year ended December 31, 2022. As of December 31, 2022, the Company owned a preferred equity investment and common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, pursuant to an expected restructuring of the transaction subsequent to December 31, 2022, this investment is expected to be deconsolidated in 2023 and presented solely as a preferred equity investment.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Our management concluded there is a material weakness in internal controls as of December 31, 2022 relating to missing controls over obtaining and reviewing final executed documents as a result of inadequate risk assessment decisions. This resulted in an internal control gap when evaluating the accounting for new investments.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
Management is committed to implementing changes to our internal control over financial reporting to ensure that the material weakness is remediated. We have evaluated the impact of the material weakness and will implement the following changes:
We are implementing a pre-close and post-close acquisition checklist for proposed investments. The pre-close checklist will include a formal accounting analysis and review of the contract terms and structure of the proposed investment. Subsequently, after a transaction closes, accounting personnel will obtain the final executed documents and compare and review for any changes to initial accounting conclusions reached in the pre-check review. Any differences will be corrected prior to the quarter close. Management believes that this control will prevent the conditions that led to the material weakness described above.
While we believe that these actions will remediate the material weakness, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may take additional measures to address the material weakness.
Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively for a sufficient period of time, the material weakness described above will not be considered remediated.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.Financial Statements. See Index to Consolidated Financial Statements and Schedules of NexPoint Real Estate Finance, Inc. on page F-1 of this Report.
2.Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of NexPoint Real Estate Finance, Inc. on page F-1 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.
3.Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.
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

3.2
Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., designating the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on July 20, 2020).

3.3
Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., designating additional shares of the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on March 31, 2021)

3.4	Amended and Restated Bylaws of NexPoint Real Estate Finance, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on February 27, 2023)

4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed by the Company on February 25, 2021)

4.2
Indenture, dated April 13, 2021, between NexPoint Real Estate Finance, Inc. and UMB Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 13, 2021)

4.3
First Supplemental Indenture, dated April 20, 2021, between NexPoint Real Estate Finance, Inc. and UMB Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 20, 2021)

10.1
Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on September 9, 2021)

10.2†
Management Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.3†
First Amendment to Management Agreement, dated July 17, 2020, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on July 20, 2020)

10.4†
Second Amendment to Management Agreement, dated November 3, 2021, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed by the Company on September 30, 2021)

10.5
Loan and Security Agreement, dated as of July 12, 2019, by and among NexPoint WLIF I Borrower, LLC, NexPoint WLIF II Borrower, LLC, and NexPoint WLIF III Borrower, LLC, as Borrower, and Federal Home Loan Mortgage Corporation, as Lender, together with the letter agreements of the Lender dated February 6, 2020 and June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021)

10.6†	NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.7†	Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020)

10.8†	Form of Restricted Stock Units Agreement (Officers) (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed by the Company on February 25, 2021)

10.9†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-11, filed by the Company on January 27, 2020)

10.10
Registration Rights Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.11
Amended and Restated Limited Liability Company Agreement of NexPoint Buffalo Pointe Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020)

10.12*
Amended and Restated Sponsor Guaranty Agreement, dated December 8, 2022, by NREF OP IV REIT Sub, LLC, NexPoint Diversified Real Estate Trust, Highland Income Fund, NexPoint Real Estate Strategies Fund, and NexPoint Storage Partners, Inc., in favor of Extra Space Storage, LP.

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
*Filed herewith.
†Management contract, compensatory plan or arrangement
+Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.
/s/ Jim Dondero
March 31, 2023	Jim Dondero
President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Director	March 31, 2023
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer and Director	March 31, 2023
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edward Constantino	Director	March 31, 2023
Edward Constantino

/s/ Dr. Arthur Laffer	Director	March 31, 2023
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	March 31, 2023
Scott Kavanaugh

/s/ Catherine Wood	Director	March 31, 2023
Catherine Wood

/s/ Dr. Carol Swain	Director	March 31, 2023
Carol Swain

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
NexPoint Real Estate Finance, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NexPoint Real Estate Finance, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Dallas, Texas
March 31, 2023

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Cash and cash equivalents	$20,048	$26,459
Restricted cash	299	6,773
Real estate investments, net (Note 8)	245,222	62,269
Loans, held-for-investment, net	256,147	241,517
Common stock investments, at fair value	78,264	58,460
Mortgage loans, held-for-investment, net	726,531	847,364
Accrued interest and dividends	15,665	8,319
Mortgage loans held in variable interest entities, at fair value	6,720,246	7,192,547
CMBS structured pass-through certificates, at fair value (Note 6)	46,876	69,816
MSCR notes, at fair value	10,313	—
Mortgage backed securities, at fair value	32,328	—
Accounts receivable and other assets	2,197	393
TOTAL ASSETS	$8,154,136	$8,513,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$687,885	$786,226
Master repurchase agreements	331,020	286,324
Unsecured notes, net	204,960	168,325
Mortgages payable, net	121,236	32,176
Accounts payable and other accrued liabilities	6,231	3,903
Accrued interest payable	7,986	3,985
Bonds payable held in variable interest entities, at fair value	6,249,804	6,726,272
Total Liabilities	7,609,122	8,007,211

Redeemable noncontrolling interests in the OP	96,501	261,423

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	—	7,175
Noncontrolling interest in subsidiary	64,529	95
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,366,930 and 9,450,921 shares issued and 17,079,943 and 9,163,934 shares outstanding, respectively	171	92
Additional paid-in capital	392,124	222,300
Retained earnings	4,435	28,367
Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 286,987 shares, respectively	(4,195)	(4,195)
Total Stockholders' Equity	448,513	245,283
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,154,136	$8,513,917
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Net interest income
Interest income	$77,988	$55,827	$38,978
Interest expense	(40,255)	(29,772)	(21,312)
Total net interest income	$37,733	$26,055	$17,666
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	10,239	57,618	19,932
Change in unrealized gain (loss) on CMBS structured pass-through certificates	(12,664)	(483)	(49)
Change in unrealized gain (loss) on common stock investments	(5,196)	13,834	—
Change in unrealized gain (loss) on MSCR notes	(53)	—	—
Change in unrealized (loss) on mortgage backed securities	(1,230)	—	—
Loan loss benefit (provision)	(169)	(189)	(320)
Dividend income, net	—	—	6,309
Realized losses	(1,084)	(257)	(493)
Other income	399	780	373
Gain on extinguishment of debt	17	—	—
Revenues from consolidated real estate owned (Note 8)	12,402	10	—
Total other income (loss)	$2,661	$71,313	$25,752
Operating expenses
General and administrative expenses	7,243	6,371	3,382
Loan servicing fees	4,388	5,179	4,314
Management fees	3,151	2,296	1,552
Expenses from consolidated real estate owned (Note 8)	11,398	50	—
Total operating expenses	$26,180	$13,896	$9,248
Net income (loss)	14,214	83,472	34,170
Net (income) attributable to preferred shareholders	(3,512)	(3,508)	(1,748)
Net (income) loss attributable to redeemable noncontrolling interests	(4,969)	(40,387)	(21,323)
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	(2,499)	—	—
Net income (loss) attributable to common stockholders	$3,234	$39,577	$11,099

Weighted-average common shares outstanding - basic	14,686	6,601	5,206
Weighted-average common shares outstanding - diluted	14,686	20,366	18,648

Earnings per share - basic	$0.22	$6.00	$2.13
Earnings per share - diluted (1)	$0.22	$3.93	$1.74

Dividends declared per common share	$2.0000	$1.9000	$1.4198
(1)Diluted earnings per share ("EPS") calculations were higher than basic EPS and thus anti-dilutive for the year ended December 31, 2022. As such, the Company is presenting diluted EPS as equal to basic EPS.

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2019	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock through public offering, net	—	—	5,350,000	54	91,434	—	—	—	—	—	91,488
Issuance of preferred stock through public offering, net	2,000,000	20.00	—	—	46,061	—	—	—	—	—	46,081
Vesting of stock-based compensation	—	—	—	—	548	—	—	—	—	—	548
Repurchase of common stock	—	—	(327,422)	(4)	—	—	(4,784)	—	—	—	(4,788)
Repurchase of preferred stock	(355,000)	(4.00)	—	—	—	—	—	(8,567)	—	—	(8,571)
Net income attributable to preferred stockholders	—	—	—	—	—	1,748	—	—	—	—	1,748
Net income attributable to common stockholders	—	—	—	—	—	11,099	—	—	—	—	11,099
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(1,748)	—	—	—	—	(1,748)
Common stock dividends declared ($1.4198 per share)	—	—	—	—	—	(7,614)	—	—	—	—	(7,614)
Balances, December 31, 2020	1,645,000	$16	$5,022,578	$50	$138,043	$3,485	$(4,784)	$(8,567)	$—	$—	$128,243
Vesting of stock-based compensation	—	—	69,830	1	1,699	—	—	—	—	—	1,700
Cancellation of common stock held in treasury	—	—	—	—	(589)	—	589	—	—	—	—
Issuance of common shares through at-the-market offering, net	—	—	532,694	5	10,296	—	—	—	—	—	10,301
Issuance of common shares through public offering, net	—	—	2,059,700	21	40,473	—	—	—	—	—	40,494
Issuance of subsidiary preferred membership units through private offering, net	—	—	—	—	—	—	—	—	—	95	95
Conversion of redeemable noncontrolling interests in the OP	—	—	1,479,132	15	32,378	—	—	—	—	—	32,393
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	7,175	—	7,175
Net income attributable to preferred stockholders	—	—	—	—	—	3,508	—	—	—	—	3,508
Net income attributable to common stockholders	—	—	—	—	—	39,577	—	—	—	—	39,577
Preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,508)	—	—	—	—	(3,508)
Common stock dividends declared ($1.9000 per share)	—	—	—	—	—	(14,695)	—	—	—	—	(14,695)
Balances, December 31, 2021	1,645,000	$16	9,163,934	$92	$222,300	$28,367	$(4,195)	$(8,567)	$7,175	$95	$245,283
Vesting of stock-based compensation	—	—	114,678	1	2,789	—	—	—	—	—	2,790
Proceeds from DST syndication fundraising	—	—	—	—	—	—	—	—	—	64,434	64,434

Issuance of common stock through at-the-market offering, net	—	—	531,728	5	11,494	—	—	—	—	—	11,499
Conversion of redeemable noncontrolling interests in the OP	—	—	7,269,603	73	155,541	—	—	—	—	—	155,614
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	(7,175)	—	(7,175)
Adjustment to retained earning on consolidation of real estate	—	—	—	—	—	1,174	—	—	—	—	1,174
Net income attributable NCI in subsidiaries	—	—	—	—	—	2,499	—	—	—	—	2,499
Net income attributable to preferred stockholders	—	—	—	—	—	3,512	—	—	—	—	3,512
Net income attributable to common stockholders	—	—	—	—	—	3,234	—	—	—	—	3,234
Preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,512)	—	—	—	—	(3,512)
Common stock dividends declared ($2.0000 per share)	—	—	—	—	—	(30,839)	—	—	—	—	(30,839)
Balances, December 31, 2022	1,645,000	$16	17,079,943	$171	$392,124	$4,435	$(4,195)	$(8,567)	$—	$64,529	$448,513
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$14,214	$83,472	$34,170
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	20,840	15,769	8,280
Accretion of discounts	(13,312)	(9,196)	(3,160)
Depreciation and amortization of real estate investment	2,895	—	—
Amortization of deferred financing costs	48	—	—
Loan loss provision	169	189	320
Net change in unrealized (gain) loss on investments held at fair value	44,765	(43,503)	(3,981)
Net realized losses	1,084	257	493
Vesting of stock-based compensation	3,286	2,023	548
Payment in kind income	(715)	(91)	—
Gain on extinguishment of debt	(17)	—	—
Changes in operating assets and liabilities:
Accrued interest	(10,247)	(3,241)	(6,001)
Accounts receivable and other assets	(433)	352	(745)
Accrued interest payable	2,914	1,674	2,311
Accounts payable, accrued expenses and other liabilities	310	1,593	667
Net cash provided by operating activities	65,801	49,298	32,902

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	1,223,322	841,953	208,507
Proceeds from payments received on mortgage loans held for investment	178,990	62,991	22,449
Proceeds from payments received on bridge loan	13,500	32,759	—
Proceeds from payments received on mortgage backed securities	518	—	—
Originations of bridge loan	(13,434)	(32,595)	—
Originations of loans, held-for-investment, net	(110,502)	(117,727)	(108,610)
Purchases of common stock investment	—	—	(87)
Purchases of CMBS structured pass-through certificates, at fair value	(4,542)	(39,061)	(40,200)
Sales of CMBS structured pass-through certificates, at fair value	6,962	3,921	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	(115,276)	(204,574)	(150,320)
Purchases of MSCR notes, at fair value	(10,365)	—	—
Purchases of mortgage backed securities, at fair value	(33,926)	—	—
Proceeds held in escrow for unsettled purchase	—	—	—
Acquisitions of real estate investments	(184,552)	(29,789)	—
Additions to real estate investments	(117)	—	—
Net cash provided by (used in) investing activities	950,578	517,878	(68,261)

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(98,341)	(54,227)	(8,225)
Distributions to bondholders of variable interest entities	(1,131,916)	(781,210)	(192,908)
Borrowings under master repurchase agreements	130,629	153,844	163,473
Principal repayments on borrowings under master repurchase agreements	(85,933)	(28,985)	(2,008)
Proceeds received on borrowings under secured financing agreements	89,634	—	59,914
Proceeds received from unsecured notes offering, net	40,674	132,813	34,904
Deferred financing costs paid	—	(304)	—
Borrowings under bridge facility	55,000	20,000	86,000
Bridge facility payments	(55,000)	(20,000)	(181,000)
Repurchase of unsecured notes	(4,829)	—	—
Proceeds from the issuance of common stock through public offering, net of offering costs	—	50,795	91,488
Proceeds from the issuance of preferred stock through public offering, net of offering costs	—	—	46,081
Proceeds from the issuance of common stock through at-the-market offering, net of offering costs	11,499	—	—
Proceeds from the issuance of common stock	156,491	32,393	—
Redemption of redeemable noncontrolling interests in the OP	(156,491)	(32,393)	—
Proceeds from the issuance of subsidiary preferred membership units through private offering, net of offering costs	—	95	—
Repurchase of preferred stock	—	—	(8,571)
Repurchase of common stock	—	—	(4,788)
Payments for taxes related to net share settlement of stock-based compensation	(495)	(323)	—
Dividends paid to common stockholders	(29,652)	(14,164)	(7,376)
Dividends paid to preferred stockholders	(3,512)	(3,508)	(874)
Distributions to redeemable noncontrolling interests in the OP	(14,277)	(22,241)	(19,063)
Contributions from noncontrolling interests	67,255	—	11,783
Net cash provided by (used in) financing activities	(1,029,264)	(567,415)	68,830

Net increase (decrease) in cash, cash equivalents and restricted cash	(12,885)	(239)	33,471
Cash, cash equivalents and restricted cash, beginning of period	33,232	33,471	—
Cash, cash equivalents and restricted cash, end of period	$20,347	$33,232	$33,471

Supplemental Disclosure of Cash Flow Information
Interest paid	$35,416	$27,546	$23,221
Supplemental Disclosure of Noncash Investing and Financing Activities
Contributions from noncontrolling interests, including consolidation of the associated mortgage loans held in variable interest entities	—	—	279,735
Other assets acquired from contributions from noncontrolling interests	—	—	3,616
Assumed debt on contributions from noncontrolling interests, including consolidation of the associated bonds payable held in variable interest entities	—	—	(2,539,724)
Consolidation of mortgage loans and bonds payable held in variable interest entities	1,244,826	2,946,224	3,179,620
Preferred stock investment conversion to common stock investment	—	—	41,881
Stock dividends receivable conversion to common stock investment	—	—	2,658
Consolidation of noncontrolling interest in CMBS variable interest entities	—	7,175	—
Conversion of convertible notes to common stock	25,000	—	—
Increase in dividends payable upon vesting of restricted stock units	1,187	531	238
Stock dividends received	—	—	1,881
Other assets acquired from acquisitions	—	14	—
Liabilities assumed from acquisitions	—	47	—
Assumed debt on acquisitions	—	32,480	—
Increase in dividends payable to preferred stockholders	—	—	874
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage real estate investment trust (a "REIT") incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”), multifamily structured credit risk notes (“MSCR Notes”) and mortgage-backed securities, or our target assets. Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2022, the Company holds approximately 83.36% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).
The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance OP GP, LLC (the “OP GP”) is the sole general partner of the OP.
The Company commenced operations on February 11, 2020 upon the closing of its initial public offering of shares of its common stock (the “IPO”). Prior to the closing of the IPO, the Company engaged in a series of transactions through which it acquired an initial portfolio consisting of senior pooled mortgage loans backed by single family rental (“SFR”) properties (the “SFR Loans”), the junior most bonds of multifamily CMBS securitizations (the “CMBS B-Pieces”), mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes (the “Initial Portfolio”). The Initial Portfolio was acquired from affiliates (the “Contribution Group”) of NexPoint Advisors, L.P. (our “Sponsor”), pursuant to a contribution agreement with the Contribution Group through which the Contribution Group contributed their interest in the Initial Portfolio to special purpose entities (“SPEs”) owned by the Subsidiary OPs, in exchange for SubOP Units (the “Formation Transaction”). Subsequent to the Formation Transaction, the Company has continued to invest in asset types and real estate sectors within the Initial Portfolio and expanded to include additional asset types and real estate sectors.
The Company is externally managed by NexPoint Real Estate Advisors VII, L.P. (the “Manager”) through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, for an initial three-year term that expired on February 6, 2023 and successive one-year terms thereafter unless earlier terminated (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.
The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. The Company intends to achieve this objective primarily by originating, structuring and investing in our target assets. The Company concentrates on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 MSAs. In addition, the Company targets lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Through active portfolio management the Company seeks to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2022.
The accompanying consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.
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
Principles of Consolidation
The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2022, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
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

On the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.
Investment in subsidiaries
The Company conducts its operations through the OP, which directly or through a subsidiary, acts as the general partner of the Subsidiary OPs. The Subsidiary OPs own investments through limited liability companies that are SPEs which own investments directly. The OP is the sole member of the Mezz LLC, which owns investments directly. The OP has three classes of OP Units: Class A, Class B and Class C. Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units and Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. The Company is the majority limited partner of the OP in terms of economic interests, holding approximately 83.36% of the OP Units in the OP as of December 31, 2022 which represent 100% of the Class A OP Units, and the OP GP must generally receive approval of the Board to take any actions. As such, the Company consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest, as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities. As of December 31, 2022, there are no outstanding redeemable noncontrolling interests issued by the Subsidiary OPs.
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

Land	Not depreciated
Buildings (in years)	30
Improvements (in years)	15
Furniture, fixtures, and equipment (in years)	3
Intangible lease assets (in months)	6
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
Income Recognition
Interest Income - Loans and mortgage loans held-for-investment, CMBS structured pass-through certificates, mortgage loans held in variable interest entities, bridge loans, MSCR Notes and mortgage backed securities where the Company expects to collect the contractual interest and principal payments are considered to be performing loans. The Company recognizes income on performing loans in accordance with the terms of the loan on an accrual basis. Interest income also includes amortization of loan premiums or discounts and loan origination costs and prepayment penalties.
Realized Gain (Loss) on Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Operations with respect to the investment sold at the time of the sale.
Revenue Recognition
The Company owns two multifamily properties whereby its primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. See Note 8 for additional information regarding these multifamily properties. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. The Company records an allowance to reflect revenue that may not be collectable. This is recorded through a provision for bad debts, which is included in rental income in the accompanying Consolidated Statements of Operations. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, pets and administrative, application and other fees and are recognized when earned. The Company implemented the provisions of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) as of December 31, 2021. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective January 1, 2022. The Company presents the disclosure of leases in the consolidated statements of operations and began presenting all rentals and reimbursements from tenants within revenues and expenses from consolidated real estate owned on the Consolidated Statements of Operations (Note 8).
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
1 – Outperform – Materially exceeds performance metrics (for example, technical milestones, occupancy, rents, and net operating income) included in original or current credit underwriting and business plan;
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
For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. As of and for the year ended December 31, 2022, the Company had no loans in forbearance agreements or loan modifications and thus no troubled debt restructurings.
A loan is written off when it is no longer realizable and/or it is legally discharged.
The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the year ended December 31, 2022, there were no loans acquired with deteriorated credit quality.
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
CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities - CMBS structured pass-through certificates (“CMBS I/O Strips”), MSCR Notes and mortgage backed securities are categorized as Level 2 assets in the fair value hierarchy. CMBS I/O Strips, MSCR notes and mortgage backed securities are valued using broker quotes. Broker quotes represent the price that an investment could be sold for in a market transaction and represent fair market value. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the valuation date are classified as Level 2 assets.
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
Common Stock Investments - The common stock investment in NexPoint Storage Partners, Inc. ("NSP") is categorized as a Level 3 asset in the fair value hierarchy. Despite our ability to exercise significant influence, the Company chose to value the NSP investment using the fair value option in accordance with ASC 825-10. The common stock investment in a private ground lease REIT (the "Private REIT") is presented at fair value using the fair value option in accordance with ASC 825-10. The investment is categorized as a Level 3 asset in the fair value hierarchy. See Note 5 for additional disclosures regarding the fair value of these investments.
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
Income Taxes
The Company has elected to be taxed as a REIT. As a result of the Company’s REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of December 31, 2022, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.
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
The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2022.
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
We adopted the guidance in the first quarter of 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. The Current Expected Credit Loss (“CECL”) forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast.
Based on our loan portfolio at December 31, 2022, the current economic environment and the Company’s expectations for future economic conditions, upon the adoption of CECL forecasting methods we expect to record a cumulative-effect adjustment to our retained earnings as of January 1, 2023 within a range of approximately $2 million to $4 million, or $0.12 to $0.23 per common share, respectively.
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
In March 2020, the FASB issued AU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the U.S. Dollar London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024. The Company has not adopted any of the optional expedients or exceptions through December 31, 2022 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 ("ASU 2022-06") which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 will have no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.
3. Loans Held for Investment, Net
The Company’s investments in mortgage loans, mezzanine loans, preferred equity and convertible notes are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity and convertible notes are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of December 31, 2022 and December 31, 2021, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2022
Mortgage loans, held-for-investment	$688,046	$726,531	15	100.00%	4.81%	5.36
Mezzanine loans, held-for-investment	163,021	165,182	23	63.99%	10.42%	5.39
Preferred equity, held-for-investment	91,382	90,965	10	67.69%	11.51%	2.76
	$942,449	$982,678	48	90.64%	6.43%	5.11
(1)Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)The weighted-average of loans paying a fixed rate is weighted on current principal balance.
(3)The weighted-average coupon is weighted on outstanding face amount.
(4)The weighted-average life is weighted on outstanding face amount and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.

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
(1)Carrying value includes the outstanding face amount plus unamortized purchase premiums/discounts and any allowance for loan losses.
(2)The weighted-average of loans paying a fixed rate is weighted on current principal balance.
(3)The weighted-average coupon is weighted on outstanding face amount.
(4)The weighted-average life is weighted on outstanding face amount and assumes no prepayments. The maturity date for preferred equity investments represents the maturity date of the senior mortgage, as the preferred equity investments require repayment upon the sale or refinancing of the asset.
For the years ended December 31, 2022 and 2021, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Balance at December 31,	$1,088,881	$1,045,891
Originations	110,502	117,727
Proceeds from principal repayments	(178,990)	(62,991)
Conversion of convertible bonds to common stock	(25,000)	—
PIK distribution reinvested in Preferred Units	715	91
Amortization of loan premium, net (1)	(13,261)	(10,907)
Loan loss provision	(169)	(189)
Realized losses	—	(741)
Balance at December 31,	$982,678	$1,088,881
(1)Includes net amortization of loan purchase premiums.
As of December 31, 2022 and December 31, 2021, there were $40.9 million and $55.0 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.
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

December 31, 2022
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	48	982,678	100.00%
4	—	—	—
5	—	—	—
	48	$982,678	100.00%

December 31, 2021
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	51	1,088,881	100.00%
4	—	—	—
5	—	—	—
	51	$1,088,881	100.00%
As of December 31, 2022, all 48 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.
The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	December 31, 2022	December 31, 2021
Georgia	34.04%	38.93%
Florida	19.34%	16.90%
Texas	11.21%	7.74%
Nevada	0.30%	*
Maryland	5.59%	5.66%
Minnesota	6.97%	4.86%
California	4.66%	2.53%
Alabama	3.81%	3.35%
North Carolina	2.65%	2.23%
Arkansas	1.42%	*
Missouri	0.95%	1.19%
New Jersey	*	2.83%
Connecticut	*	2.87%
Other (17 and 19 states each at <1%)	9.06%	10.91%
	100.00%	100.00%
*Included in "Other."

Collateral Property Type	December 31, 2022	December 31, 2021
Single Family Rental	72.26%	76.15%
Multifamily	23.11%	20.32%
Life Science	2.85%	3.53%
Self-Storage	1.79%	—%
	100.00%	100.00%
4. CMBS Trusts
As of December 31, 2022, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets; recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations; and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company, as financing cash-flows.
The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	December 31, 2022	December 31, 2021
Mortgage loans held in variable interest entities, at fair value	$6,720,246	$7,192,547
Accrued interest receivable	4,029	2,212

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(6,249,804)	(6,726,272)
Accrued interest payable	(3,207)	(1,500)
The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Year Ended December 31,
	2022	2021
Net interest earned	$35,866	$27,780
Unrealized gain (loss)	(25,627)	29,838
Change in net assets related to consolidated CMBS variable interest entities	$10,239	$57,618

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	December 31, 2022	December 31, 2021
Texas	17.95%	16.88%
Florida	13.82%	14.77%
Arizona	6.98%	10.37%
California	9.28%	8.50%
Georgia	4.68%	4.97%
Washington	6.88%	6.19%
New Jersey	3.97%	4.65%
Nevada	1.99%	3.51%
Pennsylvania	1.01%	*
Colorado	6.21%	4.08%
Connecticut	3.64%	3.02%
North Carolina	3.53%	3.12%
New York	2.76%	2.45%
Ohio	2.00%	1.72%
Virginia	1.62%	1.70%
Indiana	1.69%	1.68%
Illinois	1.37%	*
Michigan	1.11%	*
South Carolina	*	1.56%
Maryland	*	1.55%
Missouri	1.25%	1.26%
Other (22 and 22 states each at <1%)	8.26%	8.02%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	December 31, 2022	December 31, 2021
Multifamily	98.45%	98.42%
Manufactured Housing	1.55%	1.58%
	100.00%	100.00%
5. Common Stock Investments
The Company owns approximately 25.8% of the total outstanding shares of common stock of NSP and thus can exercise significant influence over NSP. NSP is a VIE and the Company has determined that it is not the primary beneficiary of NSP. The investment qualifies to be accounted for using the equity method. However, the Company elected the fair-value option in accordance with ASC 825-10-10 for NSP.
The investment in NSP is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. The Company's valuation policy for common stock is to use readily available market prices on the relevant valuation date to the extent they are available. On a quarterly basis, the Company determines the value using widely accepted valuation techniques. A bottoms up approach was used by valuing the wholly-owned self-storage assets in aggregate and development loans individually. In this bottoms-up approach, the discounted cash flow methodology is applied to the self-storage assets owned by NSP. Additionally, the income approach is used to determine the fair value of the development loans owned by NSP whereby contractual cash flows are discounted at observable market discount rates. In addition, as a secondary check for reasonableness, a top down approach was applied whereby observable market terminal capitalization rates and discount rates are applied to the consolidated NSP cash flows. The valuation relies primarily on the bottoms-up approach, but uses the top down approach to corroborate the bottoms-up conclusion with a reasonable precision.
The Company owned approximately 6.36% of the total outstanding shares of common stock of the Private REIT as of December 31, 2022. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.
The investment in the Private REIT is a Level 3 asset in the fair value hierarchy and was initially measured using the convertible notes conversion share price of $17.50. On April 14, 2022, the two convertible notes converted into 1,394,213 shares or $25.0 million of common stock in the Private REIT, the parent company of the borrower under the convertible notes. As of December 31, 2022, the Company valued this investment based on the Private REIT's recent transaction price of $20.00 per share.
The following table presents the common stock investments as of December 31, 2022 and December 31, 2021, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$50,380	$58,460
Private REIT	4/14/2022	Ground lease	1,394,213	—	27,884	—
6. CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities
As of December 31, 2022, the Company held twelve CMBS I/O Strips, three MSCR Notes and six mortgage backed securities at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. The MSCR Notes are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties. See Note 2 and Note 10 for additional disclosures regarding valuation methodologies for the CMBS I/O Strips, MSCR Notes and mortgage backed securities.

The following tables present the CMBS I/O Strips, MSCR Notes and mortgage backed securities as of December 31, 2022 and December 31, 2021, respectively (in thousands):

Investment	Investment Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$1,807	Multifamily	2.02%	14.56%	9/25/2046
CMBS I/O Strip	8/6/2020		18,364	Multifamily	2.98%	15.98%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	5,676	Multifamily	1.59%	15.52%	1/25/2030
CMBS I/O Strip	5/27/2021		3,693	Multifamily	3.39%	15.73%	5/25/2030
CMBS I/O Strip	6/7/2021		455	Multifamily	2.31%	18.91%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	4,188	Multifamily	1.19%	13.34%	5/25/2029
CMBS I/O Strip	6/21/2021		1,117	Multifamily	1.18%	16.77%	5/25/2030
CMBS I/O Strip	8/10/2021		2,445	Multifamily	1.89%	15.87%	4/25/2030
CMBS I/O Strip	8/11/2021		1,333	Multifamily	3.10%	13.74%	7/25/2031
CMBS I/O Strip	8/24/2021		250	Multifamily	2.61%	14.44%	1/25/2031
CMBS I/O Strip	9/1/2021		3,726	Multifamily	1.92%	15.03%	6/25/2030
CMBS I/O Strip	9/11/2021		3,822	Multifamily	2.95%	13.70%	9/25/2031
Total			$46,876		2.46%	15.32%

MSCR Notes
MSCR Notes	5/25/2022		4,019	Multifamily	13.02%	13.02%	5/25/2052
MSCR Notes	5/25/2022		4,988	Multifamily	10.02%	10.02%	5/25/2052
MSCR Notes	9/23/2022		1,306	Multifamily	10.37%	11.40%	11/25/2051
Total			$10,313		11.23%	11.36%

Mortgage Backed Securities
Mortgage Backed Securities	6/1/2022		9,638	Single-Family	7.08%	7.39%	4/17/2026
Mortgage Backed Securities	6/1/2022		8,966	Single-Family	4.87%	5.08%	11/19/2025
Mortgage Backed Securities	7/28/2022		526	Single-Family	6.23%	6.33%	10/17/2027
Mortgage Backed Securities	7/28/2022		819	Single-Family	3.60%	4.23%	6/20/2028
Mortgage Backed Securities	9/12/2022		4,473	Multifamily	9.29%	9.27%	1/25/2031
Mortgage Backed Securities	9/29/2022		7,906	Self Storage	9.57%	9.59%	9/15/2027
Total			$32,328		7.28%	7.45%
(1)Current yield is the annualized income earned divided by the cost basis of the investment.
(2)The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(3)The Company, through the Subsidiary OPs, purchased approximately $80.0 million, $35.0 million, $40.0 million and $50.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021, September 29, 2021, February 3, 2022 and March 18, 2022, respectively.

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
(1)Current yield is the annualized income earned divided by the cost basis of the investment
(2)The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.
(3)The Company, through the Subsidiary OPs, purchased approximately $80.0 million, $35.0 million, $40.0 million and $50.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021 and September 29, 2021, respectively.
The following table presents activity related to the Company’s CMBS I/O Strips, MSCR notes and mortgage-backed securities (in thousands):

	For the Year Ended December 31,
	2022	2021
Net interest earned	$5,668	$3,052
Change in unrealized gain (loss) on CMBS structured pass-through certificates	(12,664)	(483)
Realized gain on CMBS structured pass-through certificates	—	484
Change in unrealized gain (loss) on MSCR notes	(53)	—
Change in unrealized (loss) on mortgage backed securities	(1,230)	—
Total	$(8,279)	$3,053
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
8. Real Estate Investments, net
On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina (Hudson Montford). As of December 31, 2022, the property was 96.1% occupied compared to 95.6% as of December 31, 2021 with effective rent per occupied unit of $1,663 per month as of December 31, 2022 compared to $1,526 per month as of December 31, 2021. On February 1, 2022, the Company acquired a 368-unit multifamily property in Las Vegas, Nevada

(Elysian at Hughes Center). As of December 31, 2022, the property was 94.0% occupied with effective rent per occupied unit of $1,927 per month as of December 31, 2022. The Company does not expect to maintain a common equity interest in this property and through an expected restructuring subsequent to December 31, 2022, the investment is expected to be deconsolidated and presented solely as a preferred equity investment in 2023.
As of December 31, 2022, the major components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,831	$—	$2	$602	$61,431
Elysian at Hughes (1)	25,590	160,141	—	—	—	185,731
Accumulated depreciation and amortization	—	(1,752)	—	—	(188)	(1,940)
Total Real Estate Investments, Net	$36,586	$208,220	$—	$2	$414	$245,222
(1)Elysian at Hughes is classified as held for sale and is not depreciated. The Company sold common interests in the entity that owns the property to third-party investors throughout 2022. Elysian at Hughes is subject to mortgage debt with an outstanding principal balance of approximately $89.6 million
As of December 31, 2021, the major components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investment, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,807	$954	$—	$512	$62,269
Accumulated depreciation and amortization	—	—	—	—	—	—
Total Real Estate Investment, Net	$10,996	$49,807	$954	$—	$512	$62,269
The following table reflects the revenue and expenses for the years ended December 31, 2022 and December 31, 2021 for our multifamily properties (in thousands):

	For the Year Ended December 31,
	2022	2021
Revenues
Rental income	$11,116	$10
Other income	1,286	—
Total revenues	12,402	10
Expenses
Interest expense	4,183	2
Real estate taxes and insurance	1,493	1
Property operating expenses	2,548	6
Property general and administrative expenses	366	12
Property management fees	301	—
Depreciation and amortization	2,895	—
Rate cap (income) expense	(1,014)	29
Debt service bridge	626	—
Total expenses	11,398	50
Net income (loss) from consolidated real estate owned	$1,004	$(40)

9. Debt
The following table summarizes the Company’s financing arrangements in place as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$331,020	$331,020	N/A	(5)	5.83%	0.2	$974,440	$543,919	$539,736	7.0
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	628,633	628,633	7/12/2029		2.35%	5.4	688,046	726,531	726,531	5.4
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,252	8/1/2031		0.30%	7.3	105,817	108,390	108,390	7.3
Multifamily property
CBRE	12/31/2021	32,480	32,176	6/1/2028	(6)	5.80%	5.4	N/A	59,491	59,491	5.4
CBRE	2/1/2022	89,634	89,060	2/1/2032		3.52%	9.1	N/A	185,731	185,731	9.1
Unsecured Financing
Various	10/15/2020	36,500	35,530	10/25/2025		7.50%	2.8	N/A	N/A	N/A	2.8
Various	4/20/2021	165,000	162,930	4/15/2026		5.75%	3.3	N/A	N/A	N/A	N/A
Various	10/18/2022	6,500	6,500	10/18/2027		7.50%	4.8	N/A	N/A	N/A	N/A
Total/weighted average		$1,349,019	$1,345,101			3.85%	4.1	$1,768,303	$1,624,062	$1,619,879	6.4
(1)Weighted-average interest rate using unpaid principal balances.
(2)Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)CMBS are shown at fair value on an unconsolidated basis. SFR Loans and mezzanine loans are shown at amortized cost.
(4)On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities ("Mizuho"). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities.
(5)The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.
(6)Debt was assumed upon acquisition of this property and recorded at the outstanding principal amount, net of debt issuance costs. The loan can be prepaid at a 1.0% prepayment premium on any unpaid principal. The loan is open to pre-payment in the last three months of the term.

The following table summarizes the Company’s financing arrangements in place as of December 31, 2021 (dollars in thousands):

	December 31, 2021
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$286,324	$286,324	N/A	(5)	1.97%	0.03	$2,101,790	$499,975	$531,367	8.0
Asset Specific Financing
Single Family Rental
Freddie Mac	7/12/2019	726,312	726,312	7/12/2029		2.41%	6.5	795,223	847,364	847,364	6.5
Mezzanine
Freddie Mac	10/20/2020	59,914	59,914	8/1/2031		0.30%	8.3	97,899	100,857	100,857	8.3
Multifamily
CBRE	12/31/2021	32,480	32,176	6/1/2028	(6)	2.76%	6.4	N/A	62,269	62,269	6.4
Unsecured Financing
Various	10/15/2020	36,500	35,233	10/25/2025		7.50%	3.8	N/A	N/A	N/A	N/A
Various	4/20/2021	135,000	133,092	4/15/2026		5.75%	4.3	N/A	N/A	N/A	N/A
Total/weighted average		$1,276,530	$1,273,051			2.72%	4.8	$2,994,912	$1,510,465	$1,541,857	7.6
(1)Weighted-average interest rate using unpaid principal balances.
(2)Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)CMBS are shown at fair value on an unconsolidated basis. SFR Loans and mezzanine loans are shown at amortized cost.
(4)On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.
(5)The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.
(6)Debt was assumed upon acquisition of this property and recorded at the outstanding principal amount, net of debt issuance costs. The loan can be prepaid at a 1.0% prepayment premium on any unpaid principal. The loan is open to pre-payment in the last three months of the term.
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of December 31, 2022. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of December 31, 2022, the outstanding balance on the Credit Facility was $628.6 million.
We, through the Subsidiary OPs, have borrowed approximately $331.0 million under our repurchase agreements and posted $974.4 million par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral as of December 31, 2022. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
On October 15, 2020, the OP issued 7.50% Senior Unsecured Notes (the “OP Notes”) for an aggregate principal amount of $36.5 million and a coupon rate of 7.50%. The OP Notes are due October 15, 2025 and were sold at approximately 99% of par value for proceeds of approximately $36.1 million before offering costs. Additionally, the OP Notes are fully guaranteed by the Company in the event that the OP cannot satisfy the obligations of the OP Notes. As of December 31, 2022, any action required under the guaranty is considered remote.
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
As of December 31, 2022, the outstanding principal balances related to the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,690	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	46,094	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	34,528	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,293	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	8,828	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,805	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	8,007	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	6,778	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	5,947	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,513	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	5,015	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	2/11/2020	4,770	Various	Single-family	Fixed	2.48%	8/1/2023
Senior loan	2/11/2020	4,735	Various	Single-family	Fixed	2.97%	1/1/2029
Total		$628,633				2.35%

Mezzanine Loans
Senior loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%
(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of December 31, 2022.
For the years ended December 31, 2022 and 2021, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Balances as of December 31,	$1,273,355	$1,036,878
Principal borrowings	260,937	339,137
Principal repayments	(184,848)	(103,212)
Repurchase of unsecured notes	(4,829)	—
Accretion of discounts	790	552
Amortization of deferred financing costs	48	—
Balances as of December 31,	$1,345,453	$1,273,355
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2022 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2023(1)	$—	$(335,790)	$(335,790)
2024	—	(5,513)	(5,513)
2025	(36,500)	(46,094)	(82,594)
2026	(197,480)	(9,284)	(206,764)
2027	(6,500)	—	(6,500)
Thereafter	—	(711,858)	(711,858)
	$(240,480)	$(1,108,539)	$(1,349,019)
(1)The transactions in place in the master repurchase agreement with Mizuho have a one-month to two-month tenor and are expected to roll accordingly.
10. Fair Value of Financial Instruments
Fair-value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market-participant assumptions in fair-value measurements, ASC 820 establishes a fair-value hierarchy that distinguishes between market-participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market-participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):
•Level 1 inputs are adjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar instruments in active markets and inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves, that are observable at commonly quoted intervals.
•Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, related market activity for the asset or liability.
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
The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2022 and 2021 were classified as Level 2 of the fair value hierarchy.
The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On December 30, 2021, the Company, through a subsidiary, entered into a $32.5 million interest rate cap agreement at a strike rate of 2.29% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on June 1, 2024. As of December 31, 2022, this interest rate cap had a fair value of approximately $1.1 million.
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

The following tables present carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2021 and December 31, 2022, respectively (in thousands):
The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2021 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$26,459	$26,459	$—	$—	$26,459
Restricted cash	6,773	6,773	—	—	6,773
Real estate investments, net	62,269	62,269	—	—	62,269
Loans, held-for-investment, net	241,517	—	—	242,396	242,396
Common stock investment, at fair value	58,460	—	—	58,460	58,460
Mortgage loans, held-for-investment, net	847,364	—	—	849,455	849,455
Accrued interest and dividends	8,319	8,319	—	—	8,319
Mortgage loans held in variable interest entities, at fair value	7,192,547	—	7,192,547	—	7,192,547
CMBS structured pass through certificates, at fair value	69,816	—	69,816	—	69,816
Accounts receivable and other assets	393	393	—	—	393
	$8,513,917	$104,213	$7,262,363	$1,150,311	$8,516,887

Liabilities
Secured financing agreements, net	$786,226	$—	$—	$809,586	$809,586
Master repurchase agreements	286,324	—	—	286,324	286,324
Unsecured notes, net	168,325	—	—	168,325	168,325
Mortgages payable, net	32,176	—	—	32,176	32,176
Accounts payable and other accrued liabilities	3,903	3,903	—	—	3,903
Accrued interest payable	3,985	3,985	—	—	3,985
Bonds payable held in variable interest entities, at fair value	6,726,272	—	6,726,272	—	6,726,272
	$8,007,211	$7,888	$6,726,272	$1,296,411	$8,030,571

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2022 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,048	$20,048	$—	$—	$20,048
Restricted cash	299	299	—	—	299
Real estate investments, net	245,222	—	—	245,222	245,222
Loans, held-for-investment, net	256,147	—	—	255,254	255,254
Common stock investments, at fair value	78,264	—	—	78,264	78,264
Mortgage loans, held-for-investment, net	726,531	—	—	727,533	727,533
Accrued interest	15,665	15,665	—	—	15,665
Mortgage loans held in variable interest entities, at fair value	6,720,246	—	6,720,246	—	6,720,246
CMBS structured pass-through certificates, at fair value	46,876	—	46,876	—	46,876
MSCR notes, at fair value	10,313	—	10,313	—	10,313
Mortgage backed securities, at fair value	32,328	—	32,328	—	32,328
Accounts receivable and other assets	2,197	2,197	—	—	2,197
	$8,154,136	$38,209	$6,809,763	$1,306,273	$8,154,245

Liabilities
Secured financing agreements, net	$687,885	$—	$—	$713,253	$713,253
Master repurchase agreements	331,020	—	—	331,020	331,020
Unsecured notes, net	204,960	—	175,560	—	175,560
Mortgages payable, net	121,236	—	—	121,236	121,236
Accounts payable and other accrued liabilities	6,231	6,236	—	—	6,236
Accrued interest payable	7,986	7,986	—	—	7,986
Bonds payable held in variable interest entities, at fair value	6,249,804	—	6,249,804	—	6,249,804
	$7,609,122	$14,222	$6,425,364	$1,165,509	$7,605,095
The significant unobservable inputs used in the fair value measurement of the Company’s investment in NSP are the discount rate and terminal capitalization rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The Company's investment in the Private REIT was transferred out of level 2 to level 3 due to a lack of observable market data for the three months ended December 31, 2022.

The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Common stock investment, at fair value	$50	Discounted cash flow	Terminal cap rate	5.13% - 5.63%	5.38%
			Discount rate	7.75% - 9.75%	8.75%
Common stock investment, at fair value	28	Recent transaction	Yield	3.35% - 5.00%	3.81%
The table below reflects a summary of changes for the Company's Level 3 common stock assets carried at fair value on the Consolidated Balance Sheets for the year ended December 31, 2022.

	Balance as of 12/31/21	Change in Unrealized Gains /(Losses)	Balance as of 12/31/22
Common stock investment, at fair value	$58,460	$(8,080)	$50,380
Common stock investment, at fair value	—	—	27,884
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 13). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At December 31, 2022, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets (see Note 13).
11. Stockholders’ Equity
Common Stock
For the year ended December 31, 2022, the Company issued 114,678 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below) and 531,728 shares of common stock pursuant to its at-the-market offering (see “At-the-Market Offering” below).
As of December 31, 2022, the Company had 17,366,930 shares of common stock, par value $0.01 per share, issued and 17,079,943 shares of common stock, par value $0.01 per share, outstanding.
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
Share Repurchase Program
On March 9, 2020, the Board authorized the Share Repurchase Program through which the Company could repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock, par value $0.01 per share, during a two-year period that expired on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company was able to utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. From inception through expiration, the Company  repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987.
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
Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, and on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2022:

	2022
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2022	439,087		$15.97
Granted	276,940		19.85
Vested	(135,778)	(1)	19.39
Forfeited	(2,889)		20.81
Outstanding December 31, 2022	577,360		$17.88
(1)Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 114,678 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the restricted stock units as of December 31, 2022 is as follows:

	Shares Vesting
	February	May	Total
2023	133,103	68,569	201,672
2024	120,638	68,564	189,202
2025	120,644	—	120,644
2026	65,842	—	65,842
Total	440,227	137,133	577,360
At-The-Market-Offering
On March 31, 2021, the Company, the OP and the Manager entered into separate equity distribution agreements (the “2021 Equity Distribution Agreements”) with each of Raymond James & Associates, Inc. (“Raymond James”), Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC, pursuant to which the Company could issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “2021 ATM Program”). The 2021 Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. On December 16, 2021, the Company terminated each 2021 Equity Distribution Agreements.
Sales of shares of common stock or Series A Preferred Stock under the 2021 ATM Program, if any, may have been made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers' transactions on the New York Stock Exchange (“NYSE”), to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices. The Company did not incur any termination penalties as a result of the 2021 Equity Distribution Agreements. As of the termination date, no Series A Preferred Stock had been sold through the 2021 ATM Program. The following table contains summary information of the 2021 ATM Program for sales from inception through the termination date:

Gross Proceeds	$11,264,237
Shares of Common Stock Issued	532,694
Gross Average Sale Price per Share of Common Stock	$21.15

Sales Commissions	$168,963
Offering Costs	793,779
Net Proceeds	10,301,495
Average Price Per Share, net	$19.34
On March 15, 2022, the Company, the OP and the Manager entered into separate equity distribution agreements (the “2022 Equity Distribution Agreements”) with each of Raymond James, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC, pursuant to which the Company could issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “2022 ATM Program”). The 2022 Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of December 31, 2022, pursuant to the 2022 Equity Distribution Agreements, the Company had sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million.
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

The following table contains summary information of the 2022 ATM Program since its inception through December 31, 2022:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	11,498,589
Average Price Per Share, net	$21.62
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
OP Unit Redemption
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,905.9 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On September 8, 2021, the Company redeemed approximately 1,479,132 OP Units and issued 1,479,132 shares of common stock to the redeeming unitholders. On January 7, 2022, the Company redeemed approximately 4,774,570 OP Units and issued 4,774,570 shares of common stock to the redeeming unitholders. On February 14, 2022, the Company redeemed approximately 395,033 OP Units and issued 395,033 shares of common stock to the redeeming unitholders. On December 23, 2022, the Company redeemed 2,100,000 OP Units and issued 2,100,000 shares of common stock to the redeeming unitholders. As of December 31, 2022, the Company had issued 8,748,735 shares of the Company’s common stock to redeeming unitholders.
Dividends
The Board declared a dividend to preferred stockholders of $0.53125 per share on December 15, 2022, which was paid on January 25, 2023, to preferred stockholders of record as of January 13, 2023.
The Board declared the fourth quarterly dividend of 2022 to common stockholders of $0.50 per share on October 24, 2022, which was paid on December 30, 2022, to common stockholders of record on December 15, 2022.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$3,234	$39,577	$11,099

Earnings for basic computations
Net income (loss) attributable to redeemable noncontrolling interests	4,969	40,387	21,323
Net income for diluted computations	$8,203	$79,964	$32,422

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	14,686	6,601	5,206
Average number of unvested restricted stock units	571	444	172
Average number of OP Units and SubOP Units	7,218	13,321	13,270
Average number of common shares outstanding - diluted	22,475	20,366	18,648
Earnings per weighted average common share:
Basic	$0.22	$6.00	$2.13
Diluted (1)	$0.22	$3.93	$1.74
(1)Diluted EPS calculations were higher than basic EPS and thus anti-dilutive for the year ended December 31, 2022. As such, the Company is presenting diluted EPS as equal to basic EPS.
13. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
Interests in the OP held by limited partners are represented by OP Units. As of December 31, 2022, the Company holds the majority economic interests in the OP. Net income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.
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
The Cash Amount is defined in the OP LPA as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company’s common stock, which because the Company’s common stock is listed on the NYSE will be calculated for the ten consecutive trading days (the “Ten Day VWAP”) immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the “Valuation Date”). The Ten Day VWAP calculated based on a Valuation Date of December 31, 2022 was $16.85, and there were 5,038,382 OP Units outstanding other than those held by the Company. Assuming that (1) the Ten Day VWAP exceeded the NAV, (2) all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of December 31, 2022, and (3) the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $84.9 million in cash consideration to redeem the OP Units.
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
As of December 31, 2022, the Company owns 83.36% of the OP Units representing 100% of the Class A OP Units. See Note 13 for additional disclosures regarding redemption of OP Units.

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Redeemable noncontrolling interests in the OP, December 31,	$261,423	$275,670	$—
Contributions from redeemable noncontrolling interests in the OP	—	—	273,410
Net income attributable to redeemable noncontrolling interests in the OP	4,969	40,387	21,323
Redemption of redeemable noncontrolling interests in the OP	(155,614)	(32,393)	—
Distributions to redeemable noncontrolling interests in the OP	(14,277)	(22,241)	(19,063)
Redeemable noncontrolling interests in the OP, December 31,	$96,501	$261,423	$275,670
The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	SubOP Units Held by NCI	Combined Outstanding
December 31, 2022	17,079,943	5,038,382	—	22,118,325
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
“Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the closing of the IPO, plus (2) the net proceeds received by the Company from all issuances of the Company’s equity securities in and after the IPO, plus (3) the Company’s cumulative Earnings Available for Distribution (“EAD”) (as defined below) from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to the holders of the Company’s common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that the Company or any of its subsidiaries has paid to repurchase for cash the shares of the Company’s equity securities from and after the IPO to the end of the most recently completed calendar quarter. In the Company’s calculation of Equity, the Company will adjust its calculation of EAD to remove the compensation expense relating to awards granted under one or more of its long-term incentive plans that is added back in the calculation of EAD. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to the Company in the Formation Transaction.
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
Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the

Company’s operations and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the year ended December 31, 2022, there were no Offering Expenses that were paid on the Company's behalf for which the Company reimbursed the Manager.
Connections at Buffalo Pointe Contribution
On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 92.0% occupancy as of December 31, 2022. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 82.9% and a maturity date of May 1, 2030.
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
RSU Issuance
On May 8, 2020, in accordance with the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 22, 2021, the Company granted 233,385 restricted stock units to its directors, officers employees and certain key employees of the Manager and its affiliates, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, and on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors. See Note 11 for additional disclosures.
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,905.9 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On September 8, 2021, the Company redeemed approximately 1,479,132 OP Units and issued 1,479,132 shares of common stock to the redeeming unitholders. On January 7, 2022, the Company redeemed approximately 4,774,570 OP Units and issued 4,774,570 shares of common stock to the redeeming unitholders. On February 14, 2022, the Company redeemed approximately 395,033 OP Units and issued 395,033 shares of common stock to the redeeming unitholders. On December 23, 2022, the Company redeemed 2,100,000 OP Units and issued 2,100,000 shares of common stock to the redeeming unitholders.
Expense Cap
Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the year ended December 31, 2022, operating expenses did not exceed the Expense Cap.
For the years ended December 31, 2022 and 2021, the Company incurred management fees of $3.2 million and $2.3 million, respectively.

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
Elysian at Hughes Center Real Estate Investment
On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager. Because the Company’s subsidiary is considered to be the primary beneficiary of this investment, the investment is consolidated in our financial statements and shown as Real Estate Investment, net on the balance sheet. Pursuant to an expected restructuring of the transaction subsequent to December 31, 2022, this investment is expected to be deconsolidated in 2023 and presented solely as a preferred equity investment.
Bridge Loan
On March 31, 2022, the Company, through one of the Subsidiary OPs, originated a bridge loan for $13.5 million. The bridge loan was secured by a development property in Las Vegas, Nevada, and was used by the borrower to finance the acquisition of the property prior to obtaining construction financing. The loan bore interest at a rate of 1.50% plus the WSJ Prime Rate and was set to mature on October 1, 2022. On August 9, 2022, the bridge loan was paid off. The borrower under the bridge loan was a subsidiary of an entity advised by an affiliate of the Manager.
NSP Guaranty
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with the Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of REIT Sub under the guaranties is approximately $83.8 million. As of December 31, 2022, the Company owns approximately 25.8% of the total outstanding shares of common stock of NSP.
Convertible Promissory Note
On October 18, 2022, the Company, through a subsidiary, borrowed $6.5 million from NFRO REIT Sub, LLC (the "Holder") and issued $6.5 million aggregate amount of a 7.50% note to the Holder maturing on October 18, 2027. Beginning on January 1, 2023 through June 30, 2027, the Holder may elect to convert all or any part of the outstanding principal and accrued but unpaid interest due, and all other amounts due and payable to the Holder thereunder or in connection therewith, into equity interests of an affiliate of the borrower.
15. Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. The Company funded $3.0 million on September 29, 2021, on November 8, 2021, the Company funded $30.0 million, on December 20, 2021 the Company funded $3.8 million, on January 14, 2022 the Company funded $0.9 million, on January 19, 2022, the Company funded $0.2 million, on January 27, 2022, the Company funded $18.5 million and on October 19, 2022, the Company funded $15.0 million . The Company may have the obligation to fund an additional $3.7 million by September 29, 2023 which the issuer may extend for up to two years at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of December 31, 2022, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units is considered remote for the period ended December 31, 2022.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with the Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of REIT Sub under the guaranties is approximately $83.8 million. As of December 31, 2022, the Company owns approximately 25.8% of the total outstanding shares of common stock of NSP. As of December 31, 2022, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation under the guaranty is considered remote for the period ended December 31, 2022.
The OP Notes previously described in Note 9 are fully guaranteed by the Company. As of December 31, 2022, there has been no indication that the OP will not be able to satisfy the terms of the OP Notes. The Company considers any action required under the guaranty to be remote.
16. Elysian at Hughes Center Immaterial Error Correction (Unaudited)
We previously accounted for our investment in Elysian at Hughes Center as an unconsolidated preferred equity investment. However, subsequent to our last report, we determined that our accounting treatment was incorrect and that the investment should have been accounted for as a real estate investment owned by the Company beginning in the first quarter of 2022 and consolidated within the financial statements. Pursuant to the guidance of Staff Accounting Bulletin No. 99, Materiality, we concluded that the error was not material to any of our previously reported interim financial statements. However, we have revised our consolidated financial statements for the three months ended March 31, 2022, June 30, 2022 and September 30, 2022 to correct this error.
The following tables set forth the as revised amounts for the key financial statement captions in the balance sheet and statement of operations as of and for the three months ended March 31, 2022, June 30, 2022 and September 30, 2022 (in thousands):
Consolidated Balance Sheet

ASSETS	First Quarter	Second Quarter	Third Quarter
Cash and cash equivalents	$41,712	$59,449	$26,458
Restricted cash	499	1,602	4,723
Real estate investments, net	243,656	242,738	242,250
Loans, held-for-investment, net	264,783	211,730	237,038
Accrued interest and dividends	9,908	10,000	12,301
Accounts receivable and other assets	2,259	2,003	1,714
TOTAL ASSETS	$8,163,933	$8,003,627	$8,414,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bridge Loan	55,000	20,457	—
Mortgages payable, net	121,080	121,092	121,104
Accounts payable and other accrued liabilities	6,945	8,800	6,899
Accrued interest payable	—	4,756	9,336
Total Liabilities	$7,657,150	$7,456,805	$7,871,597

Total Redeemable NCI	148,674	147,871	142,276
NCI in subsidiary	701	33,942	52,038
Total Stockholders' Equity less NCI in subsidiary	357,408	365,009	348,942

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,163,933	$8,003,627	$8,414,853
Consolidated Statement of Operations

	First Quarter	Second Quarter	Third Quarter
Net interest income
Interest income	$31,133	$16,394	$14,893
Total net interest income	$22,315	$7,287	$4,211
Other income (loss)
Revenues from consolidated real estate owned	2,387	3,266	3,455
Total other income (loss)	$1,814	$7,464	$(7,521)

Operating expenses
Expenses from consolidated real estate owned	2,428	3,549	2,442
Total operating expenses	$6,060	$7,277	$6,053

Net income (loss)	18,069	7,474	(9,363)
Net (income) attributable to preferred shareholders	(874)	(882)	(874)
Net (income) loss attributable to redeemable noncontrolling interests	(4,783)	(2,186)	1,889
Net (income) loss attributable to noncontrolling interests in subsidiaries	(6)	(556)	(941)
Net income (loss) attributable to common stockholders	$12,406	$3,850	$(9,289)
17. Subsequent Events
Preferred and Common Equity Investments
On February 10, 2023, the Company, through one of the Subsidiary OPs, purchased $14.0 million of the preferred equity with respect to a multifamily property development located in Forney, Texas. The preferred equity investment provides a fixed 11% annual return, compounded monthly. Further, the Company purchased $0.5 million of common equity with respect to the same property.
On February 24, 2023, the Company, through one of the Subsidiary OPs, purchased $11.2 million of preferred equity with respect to a multifamily property development located in Mechanicsville, Virginia. The preferred equity investment provides a fixed 11% annual return, compounded monthly. Further, the Company purchased $0.5 million of common equity with respect to the same property.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal multifamily property located in Surprise, Arizona. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. Further, participation rights following the distribution of the Company's preferred return and return of capital, additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company/100% to Issuer up to a 20.0% IRR
•10% to the Company/90% to Issuer thereafter
Share Repurchase Program
On February 22, 2023, the Board authorized a share repurchase program (the “2022 Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock during a two-year period set to expire on February 22, 2025. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the 2022 Share Repurchase Program as of the date of this report.
Dividends Declared
The Board declared the first quarterly dividend of 2023 to common stockholders of $0.50 per share on February 22, 2023, which will be paid on March 31, 2023, to common stockholders of record on March 15, 2023. The Board also declared a special dividend to common stockholders of $0.185 per share on February 22, 2023, which will be paid on March 31, 2023, to common stockholders of record on March 15, 2023. The Board declared a dividend to preferred stockholders of $0.53125 per share on February 22, 2023, which will be paid on April 25, 2023, to preferred stockholders of record as of April 13, 2023.
Mezzanine Loan
On March 24, 2023, one of the Company's mezzanine loans was paid off for a total of $28.1 million, of which, $24.8 million was principal and $3.3 million was accrued interest.
CMBS Acquisition
On March 10, 2023, the Company, through one of the Subsidiary OPs, purchased approximately $40.4 million aggregate principal amount of the Class C tranche of the FREMF 2018 - KF44 CMBS at a price equal to 99.5% of par value, representing approximately 41.0% of the Class C tranche. Approximately $5.7 million of the purchase price was financed through a repurchase agreement bearing interest an interest rate of 1.6% over one-month SOFR.