Form 10-Q
period 2023-06-30
NexPoint Real Estate Finance, Inc.
filed 2023-08-08
CIK 1786248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2023, the registrant had 17,231,913 shares of its common stock, par value $0.01 per share, outstanding.

i

NEXPOINT REAL ESTATE FINANCE, INC.
Form 10-Q
Quarter Ended June 30, 2023

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$19,657	$20,048
Restricted cash	1,922	299
Real estate investments, net (Note 9)	58,613	245,222
Loans, held-for-investment, net	306,820	256,147
Common stock investments, at fair value	77,172	78,264
Equity method investments	111	—
Mortgage loans, held-for-investment, net	710,577	726,531
Accrued interest and dividends	19,323	15,665
Mortgage loans held in variable interest entities, at fair value	6,315,488	6,720,246
CMBS structured pass-through certificates, at fair value (Note 7)	43,531	46,876
MSCR notes, at fair value	10,340	10,313
Mortgage backed securities, at fair value	37,876	32,328
Accounts receivable and other assets	1,805	2,197
TOTAL ASSETS	$7,603,235	$8,154,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$677,671	$687,885
Master repurchase agreements	333,233	331,020
Unsecured notes, net	205,398	204,960
Mortgages payable, net	32,247	121,236
Accounts payable and other accrued liabilities	8,352	6,231
Accrued interest payable	6,385	7,986
Bonds payable held in variable interest entities, at fair value	5,873,761	6,249,804
Total Liabilities	7,137,047	7,609,122

Redeemable noncontrolling interests in the OP	94,545	96,501

Stockholders' Equity:
Noncontrolling interest in subsidiary	95	64,529
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,518,900 and 17,366,930 shares issued and 17,231,913 and 17,079,943 shares outstanding, respectively	172	171
Additional paid-in capital	393,435	392,124
Retained earnings (accumulated deficit)	(9,313)	4,435
Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 286,987 shares, respectively	(4,195)	(4,195)
Total Stockholders' Equity	371,643	448,513
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,603,235	$8,154,136
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income
Interest income	$17,299	$16,394	$33,460	$47,527
Interest expense	(13,094)	(9,107)	(25,306)	(17,925)
Total net interest income	4,205	7,287	8,154	29,602
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	6,886	4,551	17,889	7,967
Change in unrealized gain (loss) on CMBS structured pass-through certificates	968	(3,311)	216	(7,651)
Change in unrealized gain (loss) on common stock investments	175	3,019	(1,092)	3,348
Change in unrealized gain (loss) on MSCR notes	326	(191)	28	(191)
Change in unrealized (loss) on mortgage backed securities	826	(39)	220	(39)
Reversal of (provision for) credit losses, net	6	87	40	(64)
Other income	36	65	353	238
Gain on deconsolidation of real estate owned	—	—	1,490	—
Gain on extinguishment of debt	—	17	—	17
Equity in income (losses) of equity method investments	(889)	—	(889)	—
Revenues from consolidated real estate owned (Note 9)	1,036	3,266	2,064	5,653
Total other income (loss)	9,370	7,464	20,319	9,278
Operating expenses
General and administrative expenses	2,377	1,868	4,529	3,631
Loan servicing fees	1,063	1,080	2,106	2,221
Management fees	822	780	1,650	1,508
Expenses from consolidated real estate owned (Note 9)	836	3,549	2,333	5,977
Total operating expenses	5,098	7,277	10,618	13,337
Net income	8,477	7,474	17,855	25,543
Net (income) attributable to preferred shareholders	(874)	(882)	(1,748)	(1,756)
Net (income) loss attributable to redeemable noncontrolling interests	(1,856)	(2,186)	(3,793)	(6,969)
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	—	(556)	—	(562)
Net income attributable to common stockholders	$5,747	$3,850	$12,314	$16,256

Weighted-average common shares outstanding - basic	17,213	14,748	17,166	14,304
Weighted-average common shares outstanding - diluted	23,080	22,494	22,880	22,263

Earnings per share outstanding - basic	$0.33	$0.26	$0.72	$1.14
Earnings per share outstanding - diluted	$0.33	$0.26	$0.70	$1.04

Dividends declared per common share	$0.6850	$0.5000	$1.3700	$1.0000
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

Three Months Ended June 30, 2023	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (accumulated deficit) Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, March 31, 2023	1,645,000	$16	17,184,231	$172	$392,440	$(2,697)	$(4,195)	$(8,567)	$—	$95	$377,264
Vesting of stock-based compensation	—	—	47,682	—	995	—	—	—	—	—	995
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	5,747	—	—	—	—	5,747
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.6850 per share)	—	—	—	—	—	(12,363)	—	—	—	—	(12,363)
Balances, June 30, 2023	1,645,000	$16	17,231,913	$172	$393,435	$(9,313)	$(4,195)	$(8,567)	$—	$95	$371,643

Six Months Ended June 30, 2023	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2022	1,645,000	$16	17,079,943	$171	$392,124	$4,435	$(4,195)	$(8,567)	$—	$64,529	$448,513
Vesting of stock-based compensation	—	—	151,970	1	1,311	—	—	—	—	—	1,312
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	—	—	—	—	—	—	—	—	—	(64,434)	(64,434)
Cumulative effect of adoption of ASU 2016-13 (See Note 2)		—		—	—	(1,624)	—	—	—	—	(1,624)
Net income attributable to preferred stockholders	—	—	—	—	—	1,748	—	—	—	—	1,748
Net income attributable to common stockholders	—	—	—	—	—	12,314	—	—	—	—	12,314
Preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(1,748)	—	—	—	—	(1,748)
Common stock dividends declared ($1.3700 per share)	—	—	—	—	—	(24,438)	—	—	—	—	(24,438)
Balances, June 30, 2023	1,645,000	$16	17,231,913	$172	$393,435	$(9,313)	$(4,195)	$(8,567)	$—	$95	$371,643

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

Three Months Ended June 30, 2022	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (accumulated deficit) Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, March 31, 2022	1,645,000	$16	14,485,274	$145	$338,617	$33,252	$(4,195)	$(8,567)	$—	$701	$359,969
Vesting of stock-based compensation	—	—	54,185	1	520	—	—	—	—	—	521
Adjustment to noncontrolling interest in subsidiary on consolidation of real estate	—	—	—	—	—	—	—	—	—	33,241	33,241
Issuance of common shares through at-the-market offering, net	—	—	410,172	4	9,129	—	—	—	—	—	9,133
Net income attributable to preferred stockholders	—	—	—	—	—	882	—	—	—	—	882
Net income attributable to common stockholders	—	—	—	—	—	3,850	—	—	—	—	3,850
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(882)	—	—	—	—	(882)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(7,763)	—	—	—	—	(7,763)
Balances, June 30, 2022	1,645,000	$16	14,949,631	$150	$348,266	$29,339	$(4,195)	$(8,567)	$—	$33,942	$398,951

Six Months Ended June 30, 2022	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2021	1,645,000	$16	9,163,934	$92	$222,300	$28,367	$(4,195)	$(8,567)	$7,175	$701	$245,889
Vesting of stock-based compensation	—	—	114,494	1	1,053	—	—	—	—	—	1,054
Adjustment to noncontrolling interest in subsidiary on consolidation of real estate		—		—	490	—	—	—	—	33,241	33,731
Issuance of common shares through at-the-market offering, net	—	—	501,600	5	10,940	—	—	—	—	—	10,945
Conversion of redeemable noncontrolling interests in the OP	—	—	5,169,603	52	113,483	—	—	—	—	—	113,535
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	(7,175)	—	(7,175)
Net income attributable to preferred stockholders	—	—	—	—	—	1,756	—	—	—	—	1,756
Net income attributable to common stockholders	—	—	—	—	—	16,256	—	—	—	—	16,256
Preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(1,756)	—	—	—	—	(1,756)
Common stock dividends declared ($1.0000 per share)	—	—	—	—	—	(15,284)	—	—	—	—	(15,284)
Balances, June 30, 2022	1,645,000	$16	14,949,631	$150	$348,266	$29,339	$(4,195)	$(8,567)	$—	$33,942	$398,951

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$17,855	$25,543
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	7,337	13,754
Accretion of discounts	(7,072)	(6,274)
Depreciation and amortization of real estate investment	954	1,890
Amortization of deferred financing costs	22	24
Provision for (reversal of) credit losses, net	(40)	64
Net change in unrealized (gain) loss on investments held at fair value	4,272	12,729
Equity in (income) losses of unconsolidated equity method ventures	889	—
Realized gain on deconsolidation of real estate owned	(1,490)	—
Vesting of stock-based compensation	2,109	1,544
Payment in kind income	(1,794)	(346)
Gain on extinguishment of debt	—	(17)
Changes in operating assets and liabilities:
Accrued interest	(1,609)	(1,681)
Accounts receivable and other assets	(407)	(672)
Accrued interest payable	(514)	508
Accounts payable, accrued expenses and other liabilities	1,963	3,631
Net cash provided by operating activities	22,475	50,697

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	444,463	740,723
Proceeds from payments received on mortgage loans held for investment	53,856	172,121
Proceeds from payments received on mortgage backed securities	546	—
Originations of bridge loan	—	(13,434)
Originations of loans, held-for-investment, net	(55,684)	(65,352)
Purchases of equity method investments	(1,000)	—
Purchases of CMBS structured pass-through certificates, at fair value	—	(4,543)
Purchases of CMBS securitizations held in variable interest entities, at fair value	—	(44,823)
Purchases of MSCR notes, at fair value	—	(9,000)
Purchases of mortgage backed securities, at fair value	(5,733)	—
Purchases of SFR pass-through certificates, at fair value	—	(19,491)
Adjustment on deconsolidation of real estate	(4,992)	—
Acquisitions of real estate investments	—	(184,552)
Additions to real estate investments	(78)	(49)
Net cash provided by investing activities	431,378	571,600

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(10,214)	(92,444)
Distributions to bondholders of variable interest entities	(412,456)	(691,744)
Borrowings under master repurchase agreements	44,704	69,470
Principal repayments on borrowings under master repurchase agreements	(42,489)	(43,439)
Proceeds received on borrowings under secured financing agreements	—	89,634
Proceeds received from unsecured notes offering, net	—	34,174
Repurchase of unsecured notes	—	(2,879)
Borrowings under bridge facility	—	55,000
Bridge facility payments	—	(34,543)
Proceeds from the issuance of common stock through public offering, net of offering costs	—	10,945
Proceeds from the issuance of common stock	—	113,535
Redemption of redeemable noncontrolling interests in the OP	—	(113,535)
Payments for taxes related to net share settlement of stock-based compensation	(797)	(490)
Dividends paid to common stockholders	(23,575)	(14,671)
Dividends paid to preferred stockholders	(1,748)	(1,756)
Distributions to redeemable noncontrolling interests in the OP	(6,046)	(7,242)
Contributions from noncontrolling interests	—	35,507
Net cash used in financing activities	(452,621)	(594,478)

Net increase in cash, cash equivalents and restricted cash	1,232	27,819
Cash, cash equivalents and restricted cash, beginning of period	20,347	33,232
Cash, cash equivalents and restricted cash, end of period	$21,579	$61,051

Supplemental Disclosure of Cash Flow Information
Interest paid	26,468	17,008
Supplemental Disclosure of Noncash Investing and Financing Activities
Adjustment to loans, held for investment, net on deconsolidation of real estate	36,022	—
Adjustment to real estate investments, net on deconsolidation of real estate	(185,732)	—
Adjustment to accrued interest and dividends on deconsolidation of real estate	2,049	—
Adjustment to accounts receivable and other assets on deconsolidation of real estate	(799)	—
Adjustment to mortgages payable, net on deconsolidation of real estate	89,012	—
Adjustment to accounts payable and accrued liabilities on deconsolidation of real estate	705	—
Adjustment to accrued interest payable on deconsolidation of real estate	1,087	—
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	64,434	—
Adjustment to retained earnings on deconsolidation of real estate	1,490	—
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	(297)	—
Increase in dividends payable upon vesting of restricted stock units	863	613
Consolidation of mortgage loans and bonds payable held in variable interest entities	—	375,468
Conversion of convertible notes to common stock	—	25,000
Due to brokers for repurchase of unsecured notes, not yet settled	—	1,950
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage real estate investment trust (a "REIT") incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”), multifamily structured credit risk notes (“MSCR Notes”) and mortgage-backed securities, or our target assets. Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of June 30, 2023, the Company holds approximately 83.41% of the common limited partnership units in the OP (“OP Units”) which represents 100.00% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 14).
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2023.
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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and December 31, 2022 and results of operations for the six months ended June 30, 2023 and 2022 have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, and notes thereto in its Annual Report on Form 10-K filed with the SEC on March 31, 2023.
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
Principles of Consolidation
The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2023, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
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
On the Consolidated Balance Sheets as of June 30, 2023, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.
Investment in subsidiaries
The Company conducts its operations through the OP, which directly or through a subsidiary, acts as the general partner of the Subsidiary OPs. The Subsidiary OPs own investments through limited liability companies that are SPEs which own investments directly. The OP is the sole member of the Mezz LLC, which owns investments directly. The OP has three classes of OP Units: Class A, Class B and Class C. Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units and Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. The Company is the majority limited partner of the OP in terms of economic interests, holding approximately 83.41% of the OP Units in the OP as of June 30, 2023 which represent 100% of the Class A OP Units, and the OP GP must generally receive approval of the Board to take any actions. As such, the Company consolidates the OP. The Company consolidates the SPEs where it is the primary beneficiary, as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities. As of June 30, 2023, there are no outstanding redeemable noncontrolling interests issued by the Subsidiary OPs.
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
In July 2018, the FASB issued Accounting Standard Update ("ASU") 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases (“ASC 842”), effective January 1, 2022. The Company presents the disclosure of leases in the consolidated statements of operations and began presenting all rentals and reimbursements from tenants within revenues and expenses from consolidated real estate owned on the Consolidated Statements of Operations (Note 9).
Expense Recognition
Interest expense, in accordance with the Company’s financing agreements, is recorded on the accrual basis. General and administrative expenses are expensed as incurred.
Allowance for Credit Losses
In periods ending on or prior to December 31, 2022, the Company, with the assistance of an independent valuations firm, performed a quarterly evaluation of loans classified as held for investment for impairment on a loan-by-loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If the Company determined that it was probable that it would be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan was indicated. If a loan was considered to be impaired, the Company would establish an allowance for loan losses, through a valuation provision in earnings that reduced carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment was expected solely from the collateral. For non-impaired loans with no specific allowance the Company determined an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represented management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considered quantitative factors likely to cause estimated credit losses, including default rate and loss severity rates. The Company also evaluated qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets. Increases to (or reversals of) the allowance for loan loss for the fiscal year ended December 31, 2022 are included in “Loan loss (provision)” on the accompanying Consolidated Statements of Operations.
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
We adopted the guidance as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The allowance for loan and lease losses reserve as of December 31, 2022, was $0.7 million and the CECL reserve as of January 1, 2023, was $2.3 million. As such, the cumulative effect of adoption of ASU 2016-13 was a $1.6 million reduction in retained earnings. The reversal of (provision for) credit losses of $0.04 million is included in other income on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $2.3 million for the six months ended June 30, 2023.
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
For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. As of and for the six months ended June 30, 2023, the Company had no loan modifications, and, thus no troubled debt restructurings.
A loan is written off when it is no longer realizable and/or it is legally discharged.
The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the six months ended June 30, 2023, there were no loans acquired with deteriorated credit quality.
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
Income Taxes
The Company has elected to be taxed as a REIT. As a result of the Company’s REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of June 30, 2023, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 ("ASU 2022-06") which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the six months ended June 30, 2023.
3. Loans Held for Investment, Net
The Company’s investments in mortgage loans, mezzanine loans, preferred equity and convertible notes are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity and convertible notes are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of June 30, 2023 and December 31, 2022, respectively (dollars in thousands):

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
June 30, 2023
Mortgage loans, held-for-investment	$676,698	$710,577	13	100.00%	4.80%	4.89
Mezzanine loans, held-for-investment	133,207	135,308	22	78.31%	9.54%	5.80
Preferred equity, held-for-investment	172,611	171,512	16	49.70%	12.17%	2.65
	$982,516	$1,017,397	51	88.22%	6.74%	4.62
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

For the six months ended June 30, 2023 and 2022, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Balance at December 31,	$982,678	$1,088,881
Recognition of retained preferred equity investment upon deconsolidation of real estate (Note 15)	36,022	—
Cumulative effect of adoption of ASU 2016-13 (See Note 2)	(1,624)	—
Conversion of convertible bonds to common stock	—	(25,000)
Originations	55,684	112,199
Proceeds from principal repayments	(53,856)	(172,121)
PIK distribution reinvested in Preferred Units	1,794	346
Amortization of loan premium, net (1)	(3,341)	(9,657)
Reversal of (provision for) credit losses, net	40	(64)
Balance at June 30,	$1,017,397	$994,584
(1)Includes net amortization of loan purchase premiums.
As of June 30, 2023, and December 31, 2022, there were $36.0 million and $40.9 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.
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

Risk Rating	June 30, 2023
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	51	1,017,397	100.00%
4	—	—	—
5	—	—	—
	51	$1,017,397	100.00%

Risk Rating	December 31, 2022
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	48	982,678	100.00%
4	—	—	—
5	—	—	—
	48	$982,678	100.00%
As of June 30, 2023, all 51 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory” based on the factors assessed by the Company and discussed in Note 2.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	June 30, 2023	December 31, 2022
Georgia	32.45%	34.04%
Florida	18.46%	19.34%
Texas	12.63%	11.21%
Nevada	2.75%	*
Maryland	5.34%	5.59%
Minnesota	6.65%	6.97%
California	4.34%	4.66%
Alabama	3.64%	3.81%
North Carolina	2.67%	2.65%
Virginia	1.67%	*
Arkansas	1.35%	1.42%
Other (18 and 19 states each at <1%)	8.05%	10.31%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	June 30, 2023	December 31, 2022
Single Family Rental	69.37%	72.26%
Multifamily	23.30%	23.11%
Life Science	5.63%	2.85%
Self-Storage	1.70%	1.79%
	100.00%	100.00%
4. CMBS Trusts
As of June 30, 2023, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as financing cash flows.
The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	June 30, 2023	December 31, 2022
Mortgage loans held in variable interest entities, at fair value	$6,315,488	$6,720,246
Accrued interest receivable	3,509	4,029

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(5,873,761)	(6,249,804)
Accrued interest payable	(2,777)	(3,207)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net interest earned	$10,887	$8,215	$21,530	$16,168
Unrealized gain (loss)	(4,001)	(3,664)	(3,641)	(8,201)
Change in net assets related to consolidated CMBS variable interest entities	$6,886	$4,551	$17,889	$7,967
The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	June 30, 2023	December 31, 2022
Texas	17.05%	17.95%
Florida	13.68%	13.82%
Arizona	6.89%	6.98%
California	8.99%	9.28%
Georgia	4.57%	4.68%
Washington	6.98%	6.88%
New Jersey	3.57%	3.97%
Nevada	2.21%	1.99%
Pennsylvania	1.13%	1.01%
Colorado	6.87%	6.21%
Connecticut	2.80%	3.64%
North Carolina	3.69%	3.53%
New York	3.06%	2.76%
Ohio	2.22%	2.00%
Virginia	1.80%	1.62%
Indiana	1.88%	1.69%
Illinois	1.51%	1.37%
Michigan	1.23%	1.11%
Maryland	1.05%	*
Missouri	1.39%	1.25%
Other (21 and 22 states each at <1%)	7.43%	8.26%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	June 30, 2023	December 31, 2022
Multifamily	97.64%	98.45%
Manufactured Housing	2.36%	1.55%
	100.00%	100.00%
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
The Company owns approximately 6.36% of the total outstanding shares of common stock of the Private REIT as of June 30, 2023. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.
The investment in the Private REIT is a Level 3 asset in the fair value hierarchy and was initially measured using the convertible notes conversion share price of $17.50. On April 14, 2022, the two convertible notes converted into 1,394,213 shares or $25.0 million of common stock in the Private REIT, the parent company of the borrower under the convertible notes. As of June 30, 2023, the Company valued this investment based on the Private REIT's market approach price of $18.76 per share.
The Company owns approximately 98.0% of the total outstanding common equity of each of Resmark Forney Gateway Holdings, LLC ("RFGH") and Resmark The Brook, LLC ("RTB"). The investments in RFGH and RTB are equity method investments. These investments are held in entities that are considered VIEs as the power to direct activities is not proportional to ownership interests. The Company is not the primary beneficiary, but is deemed to have significant influence, and as such accounts for them using the equity method.
The following table presents the common stock investments as of June 30, 2023 and December 31, 2022, respectively (in thousands, except share amounts):

Investment	Investment Date	Property Type	Shares		Fair Value
			June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$51,017	$50,380
Private REIT	4/14/2022	Ground lease	1,394,213	1,394,213	26,155	27,884

The following table presents “Change in unrealized gain on common stock investments” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Change in unrealized gain on NexPoint Storage Partners	$872	$134	$637	$463
Change in unrealized gain (loss) on Private REIT	(697)	2,885	(1,729)	2,885
Change in unrealized gain on common stock investments	$175	$3,019	$(1,092)	$3,348

The following table presents the equity method investments as of June 30, 2023 and December 31, 2022, respectively (in thousands, except share amounts):

Investment	Investment Date	Property Type	Shares		Carrying Value
			June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Common Equity
RFGH	2/10/2023	Multifamily	50,000	—	$—	$—
RTB	2/24/2023	Multifamily	50,000	—	111	—
6. Variable Interest Entities
Consolidated VIEs
At the end of each reporting period, the Company reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
As of June 30, 2023, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of June 30, 2023	Relationship as of June 30, 2023

Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	25.7%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%	VIE
Resmark The Brook, LLC	Common Equity	Multifamily	98.0%	VIE
The Company's maximum exposure to loss of value for the NSP investment, inclusive of a related guaranty, is the carrying value of the Company's $51.0 million NSP common stock investment and the guaranteed obligations with respect to NSP under the Sponsor Guaranty Agreement as described in Note 15 of $83.8 million. The Company's maximum exposure to loss of value for the RFGH and RTB common equity investments is the $0.5 million carrying value for each investment and may include an additional $3.8 million in unfunded commitments for each investment to the extent those commitments are funded.
7. CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities
As of June 30, 2023, the Company held twelve CMBS I/O Strips, three MSCR Notes and seven mortgage backed securities at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. The MSCR Notes are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties. See Note 2 and Note 11 for additional disclosures regarding valuation methodologies for the CMBS I/O Strips, MSCR Notes and mortgage backed securities.

The following table presents the CMBS I/O Strips, MSCR Notes and mortgage backed securities as of June 30, 2023 (in thousands):

Investment	Investment Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$1,701	Multifamily	2.09%	15.11%	9/25/2046
CMBS I/O Strip	8/6/2020		16,992	Multifamily	3.08%	17.48%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	5,348	Multifamily	1.71%	17.77%	1/25/2030
CMBS I/O Strip	5/27/2021		3,486	Multifamily	3.50%	17.23%	5/25/2030
CMBS I/O Strip	6/7/2021		421	Multifamily	2.39%	21.17%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	3,675	Multifamily	1.33%	16.02%	5/25/2029
CMBS I/O Strip	6/21/2021		915	Multifamily	1.29%	19.21%	5/25/2030
CMBS I/O Strip	8/10/2021		2,305	Multifamily	1.96%	17.47%	4/25/2030
CMBS I/O Strip	8/11/2021		1,274	Multifamily	3.20%	14.91%	7/25/2031
CMBS I/O Strip	8/24/2021		237	Multifamily	2.70%	15.76%	1/25/2031
CMBS I/O Strip	9/1/2021		3,521	Multifamily	2.04%	16.94%	6/25/2030
CMBS I/O Strip	9/11/2021		3,656	Multifamily	3.05%	14.87%	9/25/2031
Total			$43,531		2.57%	17.00%

MSCR Notes
MSCR Notes	5/25/2022		$4,020	Multifamily	14.47%	14.47%	5/25/2052
MSCR Notes	5/25/2022		5,000	Multifamily	11.47%	11.47%	5/25/2052
MSCR Notes	9/23/2022		1,320	Multifamily	11.82%	12.99%	11/25/2051
Total			$10,340		12.68%	12.83%

Mortgage Backed Securities
Mortgage Backed Securities	6/1/2022		$9,821	Single-Family	8.37%	8.69%	4/17/2026
Mortgage Backed Securities	6/1/2022		9,130	Single-Family	4.87%	5.05%	11/19/2025
Mortgage Backed Securities	7/28/2022		535	Single-Family	6.23%	6.32%	10/17/2027
Mortgage Backed Securities	7/28/2022		852	Single-Family	3.60%	4.18%	6/20/2028
Mortgage Backed Securities	9/12/2022		3,963	Multifamily	11.07%	11.05%	1/25/2031
Mortgage Backed Securities	9/29/2022		7,837	Self Storage	10.84%	10.86%	9/15/2027
Mortgage Backed Securities	3/10/2023		5,738	Multifamily	13.56%	13.59%	2/25/2025
Total			$37,876		8.97%	9.11%
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
The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net interest earned	$778	$1,409	$1,495	$2,574
Change in unrealized gain (loss) on CMBS structured pass-through certificates	968	(3,311)	216	(7,651)
Change in unrealized gain (loss) on MSCR notes	326	(191)	28	(191)
Change in unrealized (loss) on mortgage backed securities	826	(39)	220	(39)
Total	$2,898	$(2,132)	$1,959	$(5,307)

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
9. Real Estate Investment, net
On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina (Hudson Montford). The property was 92.6% and 96.1% occupied, with effective rent per occupied unit of $1,700 per month and $1,663, per month as of June 30, 2023 (unaudited) and December 31, 2022, respectively. On February 1, 2022, the Company acquired a 368-unit multifamily property in Las Vegas, Nevada (Elysian at Hughes Center). As of December 31, 2022, the property was 94.0% occupied with effective rent per occupied unit of $1,927 per month as of December 31, 2022. The Company no longer maintains a common equity interest in this property and through a restructuring effective January 1, 2023, the investment is deconsolidated and presented solely as a preferred equity investment in 2023.
As of June 30, 2023, the major components of the Company's investment in multifamily property was as follows (in thousands):

Real Estate Investment, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,844	$—	$23	$644	$61,507
Accumulated depreciation and amortization	—	(2,600)	—	—	(294)	(2,894)
Total Real Estate Investments, Net	$10,996	$47,244	$—	$23	$350	$58,613
As of December 31, 2022, the major components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,831	$—	$2	$602	$61,431
Elysian at Hughes	25,590	160,141	—	—	—	185,731
Accumulated depreciation and amortization	—	(1,752)	—	—	(188)	(1,940)
Total Real Estate Investments, Net	$36,586	$208,220	$—	$2	$414	$245,222

The following table reflects the revenue and expenses for the three and six months ended June 30, 2023 and 2022, for our multifamily property (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental income	$1,007	$2,895	$2,025	$5,075
Other income	29	371	39	578
Total revenues	1,036	3,266	2,064	5,653
Expenses
Interest expense	631	1,201	1,212	1,870
Real estate taxes and insurance	176	368	348	772
Property operating expenses	204	633	389	1,000
Property general and administrative expenses	37	146	72	191
Property management fees	30	78	59	141
Depreciation and amortization	478	946	954	1,890
Rate cap (income) expense	(720)	(152)	(526)	(503)
Debt service bridge	—	329	—	616
Casualty loss	—	—	(175)	—
Total expenses	836	3,549	2,333	5,977
Net income (loss) from consolidated real estate owned	$200	$(283)	$(269)	$(324)
10. Debt
The following table summarizes the Company’s financing arrangements in place as of June 30, 2023:

	June 30, 2023
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$333,233	$333,233	N/A	(5)	7.01%	0.1	$943,172	$520,293	$513,115	6.6
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	618,419	618,419	7/12/2029		2.34%	4.9	676,698	710,577	710,577	4.9
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,252	8/1/2031		0.30%	6.8	96,817	99,137	99,137	6.8
Multifamily properties
CBRE	12/31/2021	32,480	32,247	6/1/2028	(6)	7.78%	4.9	N/A	58,613	58,613	4.9
Unsecured Financing
Various	10/15/2020	36,500	35,686	10/25/2025		7.50%	2.3	N/A	N/A	N/A	N/A
Various	4/20/2021	165,000	163,212	4/15/2026		5.75%	2.8	N/A	N/A	N/A	N/A
Various	10/18/2022	6,500	6,500	10/18/2027		7.50%	4.3	N/A	N/A	N/A	N/A
Total/weighted average		$1,251,384	$1,248,549			4.26%	3.3	$1,716,687	$1,388,620	$1,381,442	5.9
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
The following table summarizes the Company’s financing arrangements in place as of December 31, 2022:

	December 31, 2022
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$331,020	$331,020	N/A	(5)	5.83%	0.2	$974,440	$543,919	$539,736	7.0
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	628,633	628,633	7/12/2029		2.35%	5.4	688,046	726,531	726,531	5.4
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,252	8/1/2031		0.30%	7.3	105,817	108,390	108,390	7.3
Multifamily properties
CBRE	12/31/2021	32,480	32,176	6/1/2028	(6)	5.80%	5.4	N/A	59,491	59,491	5.4
CBRE	2/1/2022	89,634	89,060	2/1/2032		3.52%	9.1	N/A	185,731	185,731	9.1
Unsecured Financing
Various	10/15/2020	36,500	35,530	10/25/2025		7.50%	2.8	N/A	N/A	N/A	N/A
Various	4/20/2021	165,000	162,930	4/15/2026		5.75%	3.3	N/A	N/A	N/A	N/A
Various	10/18/2022	6,500	6,500	10/18/2027		7.50%	4.8	N/A	N/A	N/A	N/A
Total/weighted average		$1,349,019	$1,345,101			3.85%	4.1	$1,768,303	$1,624,062	$1,619,879	6.4
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
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of June 30, 2023. The Company considers any action required under the guarantee to be remote. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of June 30, 2023, the outstanding balance on the Credit Facility was $618.4 million.
We, through the Subsidiary OPs, have borrowed approximately $333.2 million under our repurchase agreements and posted $943.2 million par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral for the six months ended June 30, 2023. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
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
On April 20, 2021, the Company issued $75.0 million in aggregate principal amount of its 5.75% Senior Unsecured Notes due 2026 (the "5.75% Notes") at a price equal to 99.5% of par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees.
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
As of June 30, 2023, the outstanding principal balances related to the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,689	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	46,093	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	34,249	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,211	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	8,747	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,805	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,944	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	6,721	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	5,898	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,461	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	5,346	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,971	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$618,419				2.34%
Mezzanine Loans
Senior loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%

(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of June 30, 2023.
For the six months ended June 30, 2023 and 2022, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Balances as of January 1,	$1,345,101	$1,273,051
Adjustment to mortgages payable, net on deconsolidation of real estate	(89,012)	—
Principal borrowings	44,704	193,278
Principal repayments	(52,703)	(135,883)
Repurchase of unsecured notes	—	(2,879)
Repurchase of unsecured notes, not yet settled	—	(1,950)
Accretion of discounts	437	374
Amortization of deferred financing costs	22	24
Balances as of June 30,	$1,248,549	$1,326,015
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2023 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2023(1)	$—	$333,233	$333,233
2024	—	5,461	5,461
2025	36,500	46,094	82,594
2026	197,479	9,284	206,763
2027	6,500	—	6,500
Thereafter	—	616,833	616,833
	$240,479	$1,010,905	$1,251,384
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
The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of June 30, 2023 and December 31, 2022 were classified as Level 2 of the fair value hierarchy.
The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On December 30, 2021, the Company, through a subsidiary, entered into a $32.5 million interest rate cap agreement at a strike rate of 2.29% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on June 1, 2024. As of June 30, 2023, this interest rate cap had a fair value of approximately $1.0 million.
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
The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of June 30, 2023 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$19,657	$19,657	$—	$—	$19,657
Restricted cash	1,922	1,922	—	—	1,922
Loans, held-for-investment, net	306,820	—	—	313,182	313,182
Common stock investments, at fair value	77,172	—	—	77,172	77,172
Equity method investments	111	—	—	111	111
Mortgage loans, held-for-investment, net	710,577	—	—	697,907	697,907
Accrued interest	19,323	19,323	—	—	19,323
Mortgage loans held in variable interest entities, at fair value	6,315,488	—	6,315,488	—	6,315,488
CMBS structured pass-through certificates, at fair value	43,531	—	43,531	—	43,531
MSCR notes, at fair value	10,340	—	10,340	—	10,340
Mortgage backed securities, at fair value	37,876	—	37,876	—	37,876
Accounts receivable and other assets	1,805	1,805	—	—	1,805
	$7,544,622	$42,707	$6,407,235	$1,088,372	$7,538,314

Liabilities
Secured financing agreements, net	$677,671	$—	$—	$696,252	$696,252
Master repurchase agreements	333,233	—	—	333,233	333,233
Unsecured notes, net	205,398	—	178,116	—	178,116
Mortgages payable, net	32,247	—	—	25,465	25,465
Accounts payable and other accrued liabilities	8,352	8,352	—	—	8,352
Accrued interest payable	6,385	6,385	—	—	6,385
Bonds payable held in variable interest entities, at fair value	5,873,761	—	5,873,761	—	5,873,761
	$7,137,047	$14,737	$6,051,877	$1,054,950	$7,121,564

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2022 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,048	$20,048	$—	$—	$20,048
Restricted cash	299	299	—	—	299
Real estate investments, net	245,222	—	—	245,222	245,222
Loans, held-for-investment, net	256,147	—	—	255,254	255,254
Common stock investment, at fair value	78,264	—	—	78,264	78,264
Mortgage loans, held-for-investment, net	726,531	—	—	727,533	727,533
Accrued interest	15,665	15,665	—	—	15,665
Mortgage loans held in variable interest entities, at fair value	6,720,246	—	6,720,246	—	6,720,246
CMBS structured pass-through certificates, at fair value	46,876	—	46,876	—	46,876
MSCR notes, at fair value	10,313	—	10,313	—	10,313
Mortgage backed securities, at fair value	32,328	—	32,328	—	32,328
Accounts receivable and other assets	2,197	2,197	—	—	2,197
	$8,154,136	$38,209	$6,809,763	$1,306,273	$8,154,245

Liabilities
Secured financing agreements, net	$687,885	$—	$—	$713,253	$713,253
Master repurchase agreements	331,020	—	—	331,020	331,020
Unsecured notes, net	204,960	—	175,560	—	175,560
Mortgages payable, net	121,236	—	—	121,236	121,236
Accounts payable and other accrued liabilities	6,231	6,236	—	—	6,236
Accrued interest payable	7,986	7,986	—	—	7,986
Bonds payable held in variable interest entities, at fair value	6,249,804	—	6,249,804	—	6,249,804
	$7,609,122	$14,222	$6,425,364	$1,165,509	$7,605,095
The significant unobservable inputs used in the fair value measurement of the Company’s investment in NSP are the discount rate and terminal capitalization rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The Company's investment in the Private REIT was transferred out of level 2 to level 3 due to a lack of observable market data for the three months ended December 31, 2022. The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets for the six months ended June 30, 2023 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$51,017	Discounted cash flow	Terminal cap rate	5.25% - 5.75%	5.50%
			Discount rate	7.50% - 9.50%	8.50%
Private REIT	$26,155	Market approach	NAV / sh multiple	1.00 - 1.10x	1.05x
(1)Averages are weighted based on the fair value of the related instrument

The table below reflects a summary of changes for the Company's Level 3 common stock assets carried at fair value on the Consolidated Balance Sheets for the six months ended June 30, 2023:

	Balance as of 12/31/22	Change in Unrealized Gains/(Losses)	Balance as of 6/30/23
Common stock investment, at fair value	$50,380	$637	$51,017
Common stock investment, at fair value	$27,884	$(1,729)	$26,155
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 14). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At June 30, 2023, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets (see Note 14).
12. Stockholders’ Equity
Common Stock
During the six months ended June 30, 2023, the Company issued 151,970 shares of common stock pursuant to its long-term incentive plan (see “Long Term Incentive Plan” below).
As of June 30, 2023, the Company had 17,518,900 shares of common stock, par value $0.01 per share, issued and 17,231,913 shares of common stock, par value $0.01 per share, outstanding.
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
Restricted Stock Units. Under the 2020 LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors, and on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors. The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2023:

	2023
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2023	577,360		$17.88
Granted	440,055		15.14
Vested	(201,678)	(1)	17.27
Forfeited	—		—
Outstanding June 30, 2023	815,737		$16.71
(1)Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 151,970 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for the restricted stock units as of June 30, 2023 is as follows:

	Shares Vesting
	February	April	May	Total
2024	120,640	126,042	68,564	315,246
2025	120,646	104,672	—	225,318
2026	65,832	104,670	—	170,502
2027	—	104,671	—	104,671
Total	307,118	440,055	68,564	815,737
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
The following table contains summary information of the 2022 ATM Program since its inception through June 30, 2023:

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
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,905.9 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On September 8, 2021, the Company redeemed approximately

1,479,132 OP Units and issued 1,479,132 shares of common stock to the redeeming unitholders. On January 7, 2022, the Company redeemed approximately 4,774,570 OP Units and issued 4,774,570 shares of common stock to the redeeming unitholders. On February 14, 2022, the Company redeemed approximately 395,033 OP Units and issued 395,033 shares of common stock to the redeeming unitholders. On December 23, 2022, the Company redeemed 2,100,000 OP Units and issued 2,100,000 shares of common stock to the redeeming unitholders. As of June 30, 2023, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
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
The Board declared the second regular quarterly dividend of 2023 to common stockholders of $0.50 per share on April 24, 2023, which was paid on June 30, 2023, to common stockholders of record on June 15, 2023.
The Board declared a special dividend to common stockholders of $0.185 per share on April 24, 2023, which was paid on June 30, 2023, to common stockholders of record on June 15, 2023.
The Board declared a dividend to preferred stockholders of $0.53125 per share on June 13, 2023, which was paid on July 25, 2023, to preferred stockholders of record as of July 13, 2023.
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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$5,747	$3,850	$12,314	$16,256

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	1,856	2,186	3,793	6,969
Net income for diluted computations	$7,603	$6,036	$16,107	$23,225

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	17,213	14,748	17,166	14,304
Average number of unvested restricted stock units	829	608	676	566
Average number of OP Units and SubOP Units	5,038	7,138	5,038	7,393
Average number of common shares outstanding - diluted	23,080	22,494	22,880	22,263
Earnings per weighted average common share:
Basic	$0.33	$0.26	$0.72	$1.14
Diluted	$0.33	$0.26	$0.70	$1.04
14. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
Interests in the OP held by limited partners are represented by OP Units. As of June 30, 2023, the Company holds the majority economic interests in the OP. Net income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the OP LPA. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.
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
The Cash Amount is defined in the OP LPA as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company’s common stock, which because the Company’s common stock is listed on the NYSE will be calculated for the ten consecutive trading days (the “Ten Day VWAP”) immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the “Valuation Date”). The Ten Day VWAP calculated based on a Valuation Date of June 30, 2023 was $15.09, and there were 5,038,382 OP Units outstanding other than those held by the Company. Assuming that (1) the Ten Day VWAP exceeded the NAV, (2) all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of June 30, 2023 and (3) the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $76.0 million in cash consideration to redeem the OP Units.
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
The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the six months ended June 30, 2023, and June 30, 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Redeemable noncontrolling interests in the OP, December 31,	$96,501	$261,423
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	297	—
Net income attributable to redeemable noncontrolling interests in the OP	3,793	6,969
Redemption of redeemable noncontrolling interests in the OP	—	(113,535)
Distributions to redeemable noncontrolling interests in the OP	(6,046)	(7,139)
Redeemable noncontrolling interests in the OP, June 30,	$94,545	$147,718
The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
June 30, 2023	17,231,913	5,038,382	22,270,295
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
Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2023, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.
Connections at Buffalo Pointe Contribution
On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $1.4 million on January 9, 2023, March 6, 2023, March 28, 2023, and May 25, 2023. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 90.3% occupancy as of June 30, 2023. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 73.0% and a maturity date of May 1, 2030.
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
RSU Issuance
On May 8, 2020, in accordance with the 2020 LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 22, 2021, the Company granted 233,385 restricted stock units to its directors, officers employees and certain key employees of the Manager and its affiliates, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors, and on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors. See Note 12 for additional disclosures.

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
Expense Cap
Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the six months ended June 30, 2023, operating expenses did not exceed the Expense Cap.
For the six months ended June 30, 2023 and 2022, the Company incurred management fees of $1.7 million and $1.5 million, respectively.
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
NSP Guaranty
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of the Company under the guaranties is approximately $83.8 million. As of June 30, 2023, the Company owns approximately 25.7% of the total outstanding shares of common stock of NSP.
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

Elysian at Hughes Center
On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). Effective January 1, 2023, the Company restructured this investment such that it does not meet the requirements for consolidation under ASC 810 – Consolidation and has been deconsolidated herein as of January 1, 2023 and presented as a preferred equity investment. As of December 31, 2022, the Company owned a preferred equity investment and indirect common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, the common equity interests have been transferred to the Asset Manager in exchange for $54,000 and a guarantee of payments due to the Company in respect of its preferred equity investment if the investment is not redeemed prior to the close of the ongoing private offering of Class I Beneficial Interests in the Trust, which will continue until the maximum offering amount of $115.3 million has been reached or, if earlier, until December 31, 2023. The Company’s preferred investments were initially made from December 28, 2021 through July 26, 2022 and totaled $65.3 million. Following the transfer of the common equity interests, the Company no longer is the primary beneficiary of the Trust and as such does not consolidate it. The Company recognized a gain on deconsolidation of $1.5 million related to the residual effect of removing the consolidated assets and liabilities from the Consolidated Balance Sheets. The fair value of the preferred equity investment still approximates its par value so no portion of the gain on deconsolidation is related to a remeasurement of the fair value of the preferred equity investment. Management determined the fair value of the preferred equity investment using a market approach and performing a benchmarking analysis to comparable transactions. As of June 30, 2023, $47.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal of $18.4 million.
Cellipont
On May 17, 2023, the Company, through one of the Subsidiary OPs, committed to purchase $4.2 million of the preferred units with respect to a life sciences property development located in Houston, Texas, of which $0.2 million was unfunded as of June 30, 2023. The investment was entered into as a co-investment with affiliates of the Company.
16. Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. The Company funded $3.0 million on September 29, 2021, on November 8, 2021, the Company funded $30.0 million which was subsequently redeemed in 2022, on December 20, 2021, the Company funded $3.8 million, on January 14, 2022, the Company funded $0.9 million, on January 19, 2022, the Company funded $0.2 million, on January 27, 2022, the Company funded $18.5 million, on October 19, 2022, the Company funded $15.0 million, on January, 12, 2023, the Company funded $1.0 million, on March 3, 2023, the Company funded $1.7 million, and on April 6, 2023, the Company funded $21.1 million. As of June 30, 2023, the Company may have the obligation to fund an additional $9.8 million by September 29, 2023, which the issuer may extend for up to two years at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. Upon the redemption of any Preferred Units and if the parties agree, the remaining amount to be funded by the Company may be increased by the aggregate purchase price of the redeemed Preferred Units. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital ("MOIC") equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of June 30, 2023, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units other than under the existing commitment is considered remote.
See Note 15 to our consolidated financial statements for information regarding the NSP Sponsor Guaranty Agreement. As of June 30, 2023, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation under the guaranty is considered remote.

The OP Notes previously described in Note 10 are fully guaranteed by the Company. As of June 30, 2023, there has been no indication that the OP will not be able to satisfy the terms of the OP Notes. The Company considers any action required under the guaranty to be remote.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $22.8 million was unfunded as of June 30, 2023. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% IRR hurdle as shown below. There was no value ascribed to the common interest as of June 30, 2023. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20.0% internal rate of return ("IRR")
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, of which $16.3 million was unfunded as of June 30, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.8 million was unfunded as of June 30, 2023.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, of which $19.1 million was unfunded as of June 30, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.8 million was unfunded as of June 30, 2023.
On May 17, 2023, the Company, through one of the Subsidiary OPs, committed to purchase $4.2 million of the preferred units with respect to a life sciences property development located in Houston, Texas, of which $0.2 million was unfunded as of June 30, 2023. The investment was entered into as a co-investment with affiliates of the Company.
17. Subsequent Events
Preferred Equity Investments
The Company, through one of the Subsidiary OPs, purchased $0.7 million of the Preferred Units on July 14, 2023, in accordance with the terms of the Company's existing purchase agreement.
The Company, through one of the Subsidiary OPs, purchased $2.4 million of the Preferred Units on July 27, 2023, in accordance with the terms of the Company's existing purchase agreement.
Dividends Declared
The Board declared the third regular quarterly dividend of 2023 to common stockholders of $0.50 per share on July 24, 2023, to be paid on September 29, 2023, to common stockholders of record on September 15, 2023.
The Board declared a special dividend to common stockholders of $0.185 per share on July 24, 2023, to be paid on September 29, 2023, to common stockholders of record on September 15, 2023.

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
We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of June 30, 2023 approximately $18.7 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $20.9 billion of loans and debt or credit related investments as of June 30, 2023 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.
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
On February 22, 2023, as previously disclosed, the Board formed an independent special committee to oversee a review of the potential impact to the Company of the UBS Lawsuit and the Bankruptcy Trust Lawsuit. The special committee retained Reichman Jorgensen Lehman Feldberg LLP (“Reichman Jorgensen”) as independent legal counsel to advise the special committee on the review. Reichman Jorgensen has reported to the special committee that they have substantially completed their review and found no evidence that the Company engaged in any conduct that would expose it to liability from the UBS Lawsuit or the Bankruptcy Trust Lawsuit. On June 13, 2023, the special committee delivered these findings to the Board. Following the review of the special committee, we reaffirm our expectation that neither the

Bankruptcy Trust Lawsuit nor the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Purchases and Dispositions in the Quarter
Acquisitions and Originations
The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended June 30, 2023. The amounts in the table below are as of the purchase or investment date:

Investment	Investment Date	Tranche	Outstanding Principal Amount		Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Preferred Equity	4/6/2023	N/A	21,105,528		100.0%	17.50%	17.50%	9/29/2023	Fixed Rate
Preferred Equity	5/25/2023	N/A	228,365	(2)	100.0%	11.00%	11.00%	5/1/2030	Fixed Rate
Preferred Equity	5/16/2023	N/A	1,200,000	(3)	99.0%	13.25%	13.38%	4/28/2027	Floating Rate
Preferred Equity	5/17/2023	N/A	3,950,391	(4)	99.0%	13.00%	13.13%	8/17/2024	Fixed Rate
			$26,484,284
(1)Current yield and coupon as of June 30, 2023.
(2)The Company first invested in preferred equity from this issuer on May 29, 2020.
(3)Includes investments made on May 16, 2023, and June 12, 2023.
(4)Includes investments made on May 17, 2023, and June 14, 2023.
Redemptions and Sales
The following investments were redeemed or sold during the three months ended June 30, 2023:

Investment	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
Preferred Equity	12/28/2021	4/25/2023	$1,292,054	$1,292,054	$—	$—
Preferred Equity	12/28/2021	5/17/2023	1,915,695	1,915,695	—	—
SFR Loan	2/11/2020	5/25/2023	5,543,934	5,148,347	457,889	62,302
SFR Loan	2/11/2020	6/25/2023	5,545,153	5,356,022	—	(189,131)
Preferred Equity	12/28/2021	6/26/2023	3,000,000	3,000,000	—	—
			$17,296,836	$16,712,118	$457,889	$(126,829)

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

The following table presents the components of net interest income for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Six Months Ended June 30,						$ Change	% Change
	2023			2022
	Interest income/ (expense)	Average Balance (1)	Yield (2)	Interest income/ (expense)	Average Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$13,508	$722,066	3.74%	$29,808	$752,414	7.92%	$(16,300)	(54.7)%
Mezzanine loans, held-for-investment	7,433	147,871	10.06%	7,073	153,713	9.20%	360	5.1%
Preferred equity, held-for-investment	9,008	152,370	11.82%	5,003	94,423	14.98%	4,005	80.1%
Convertible notes, held-for-investment	—	—	N/A	2,545	47,821	10.64%	(2,545)	(100.0)%
CMBS structured pass-through certificates, at fair value	1,143	45,034	5.08%	2,707	68,183	7.94%	(1,564)	(57.8)%
Bridge loan	—	N/A	N/A	221	6,787	6.51%	(221)	(100.0)%
MSCR notes	643	10,169	12.64%	78	1,790	8.71%	565	724.4%
Mortgage backed securities	1,725	35,592	9.70%	92	3,231	5.70%	1,633	1775.0%
Total interest income	$33,460	$1,113,102	6.01%	$47,527	$1,128,362	8.79%	$(14,067)	(29.6)%
Interest expense
Master repurchase agreements, net	$(11,016)	$(333,771)	6.60%	$(3,470)	$(305,456)	2.27%	$(7,546)	217.5%
Long-term seller financing, net	(7,494)	(685,072)	2.18%	(7,941)	(719,798)	2.21%	447	(5.6)%
Unsecured notes, net	(6,796)	(205,196)	6.62%	(6,514)	(200,796)	6.49%	(282)	4.3%
Total interest expense	$(25,306)	$(1,224,039)	4.14%	$(17,925)	$(1,226,050)	2.92%	$(7,381)	41.2%
Net interest income (3)	$8,154			$29,602			$(21,448)	(72.5)%
(1)Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)Yield calculated on an annualized basis.
(3)Net interest income is calculated as the difference between total interest income and total interest expense.

The following table presents the components of net interest income for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,						$ Change	% Change
	2023			2022
	Interest income/ (expense)	Average Balance (1)	Yield (2)	Interest income/ (expense)	Average Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$6,889	$718,299	3.84%	$7,670	$737,261	4.16%	$(781)	(10.2)%
Mezzanine loans, held-for-investment	3,293	140,444	9.38%	3,565	154,445	9.23%	(272)	(7.6)%
Preferred equity, held-for-investment	5,230	166,012	12.60%	2,047	102,461	12.78%	3,183	155.5%
Convertible bond, held-for-investment	—	N/A	N/A	1,292	27,596	18.73%	(1,292)	(100.0)%
CMBS structured pass through certificates, at fair value	604	44,049	5.48%	1,429	63,604	8.99%	(825)	(57.7)%
Bridge loan	—	N/A	N/A	221	13,500	6.55%	(221)	(100.0)%
MSCR notes	332	10,123	13.12%	78	3,560	8.76%	254	325.6%
Mortgage backed securities	951	37,297	10.20%	92	6,426	5.73%	859	933.7%
Total interest income	$17,299	$1,116,224	6.20%	$16,394	$1,108,853	6.36%	$905	5.5%
Interest expense
Master Repurchase agreements	$(5,933)	$(336,141)	7.06%	$(1,952)	$(312,041)	2.50%	$(3,981)	203.9%
Long-term seller financing	(3,759)	(682,515)	2.20%	(3,832)	(695,883)	2.20%	73	(1.9)%
Unsecured Notes	(3,402)	(205,324)	6.63%	(3,323)	(204,500)	6.50%	(79)	2.4%
Total interest expense	$(13,094)	$(1,223,980)	4.28%	$(9,107)	$(1,212,424)	3.00%	$(3,987)	43.8%
Net interest income (3)	$4,205			$7,287			$(3,082)	(42.3)%
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
Reversal of (provision for) credit losses, net. Reversal of (provision for) credit losses, net represents the change in our allowance for loan losses. See Note 2 to our consolidated financial statements for additional information.
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
Equity in Income (Losses) of Equity Method Investments. Equity in earnings (losses) of unconsolidated ventures represents the change in our basis in equity method investments resulting from our share of the investments’ income and expenses. Profit and loss from equity method investments for which we’ve elected the fair value option are classified in divided income, change in unrealized gains and realized gains as applicable.
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
Results of Operations for the Three Months Ended June 30, 2023 and 2022
The following table sets forth a summary of our operating results for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		$ Change	% Change
	2023	2022
Net interest income	$4,205	$7,287	$(3,082)	(42.3)%
Other income (loss)	9,370	7,464	1,906	25.5%
Operating expenses	(5,098)	(7,277)	2,179	(29.9)%
Net income	8,477	7,474	1,003	13.4%
Net (income) attributable to preferred shareholders	(874)	(882)	8	(0.9)%
Net (income) attributable to redeemable noncontrolling interests	(1,856)	(2,186)	330	(15.1)%
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	—	(556)	556	N/A
Net income attributable to common stockholders	$5,747	$3,850	$1,897	49.3%

The change in our net income for the three months ended June 30, 2023 as compared to the net income for the three months ended June 30, 2022 primarily relates to an increase in interest expense. Our net income attributable to common stockholders for the three months ended June 30, 2023 was approximately $5.7 million. We earned approximately $4.2 million in net interest income, generated income of $9.4 million in other income, incurred operating expenses of $5.1 million, allocated $0.9 million of income to preferred stockholders and allocated $1.9 million of income to redeemable noncontrolling interests for the three months ended June 30, 2023.
Revenues
Net interest income. Net interest income was $4.2 million for the three months ended June 30, 2023, compared to $7.3 million for the three months ended June 30, 2022, which was a decrease of approximately $3.1 million. The decrease between the periods is primarily due to increased interest expense. As of June 30, 2023, we owned 88 discrete investments compared to 76 as of June 30, 2022.
Other income (loss). Other income was $9.4 million for the three months ended June 30, 2023, compared to other income of $7.5 million for the three months ended June 30, 2022, which was an increase of approximately $1.9 million. This was primarily due to an increase in the change in net assets related to consolidated CMBS VIEs.
Expenses
G&A expenses. G&A expenses were $2.4 million for the three months ended June 30, 2023, compared to $1.9 million for the three months ended June 30, 2022, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase in accounting and auditing fees compared to the prior period.
Loan servicing fees. Loan servicing fees were $1.1 million for the three months ended June 30, 2023, compared to $1.1 million for the three months ended June 30, 2022.
Management fees. Management fees were $0.8 million for the three months ended June 30, 2023, compared to     $0.8 million for the three months ended June 30, 2022.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $0.8 million for the three months ended June 30, 2023, compared to $3.5 million for the three months ended June 30, 2022. The decrease is due to the deconsolidation of Elysian at Hughes Center.
Results of Operations for the Six Months Ended June 30, 2023 and 2022
The following table sets forth a summary of our operating results for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,		$ Change	% Change
	2023	2022
Net interest income	$8,154	$29,602	$(21,448)	(72.5)%
Other income (loss)	20,319	9,278	11,041	119.0%
Operating expenses	(10,618)	(13,337)	2,719	(20.4)%
Net income	17,855	25,543	(7,688)	(30.1)%
Net (income) attributable to preferred shareholders	(1,748)	(1,756)	8	(0.5)%
Net (income) attributable to redeemable noncontrolling interests	(3,793)	(6,969)	3,176	(45.6)%
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	—	(562)	562	N/A
Net income attributable to common stockholders	$12,314	$16,256	$(3,942)	(24.2)%
The change in our net income for the six months ended June 30, 2023 as compared to the net income for the six months ended June 30, 2022 primarily relates to a decrease in prepayment penalty income. Our net income attributable to common stockholders for the six months ended June 30, 2023 was approximately $12.3 million. We earned approximately $8.2 million in net interest income, generated income of $20.3 million in other income, incurred operating expenses of

$10.6 million, allocated $1.7 million of income to preferred stockholders and allocated $3.8 million of income to redeemable noncontrolling interests for the six months ended June 30, 2023.
Revenues
Net interest income. Net interest income was $8.2 million for the six months ended June 30, 2023, compared to $29.6 million for the six months ended June 30, 2022, which was a decrease of approximately $21.4 million. The decrease between the periods is primarily due to a decrease in prepayment penalty income related to early paydowns. As of June 30, 2023, we owned 88 discrete investments compared to 76 as of June 30, 2022.
Other income (loss). Other income was $20.3 million for the six months ended June 30, 2023, compared to other income of $9.3 million for the six months ended June 30, 2022, which was an increase of approximately $11.0 million. This was primarily due to an increase in the change in net assets related to consolidated CMBS VIEs.
Expenses
G&A expenses. G&A expenses were $4.5 million for the six months ended June 30, 2023, compared to $3.6 million for the six months ended June 30, 2022, which was an increase of approximately $0.9 million. The increase between the periods was primarily due to an increase in accounting and auditing fees compared to the prior period.
Loan servicing fees. Loan servicing fees were $2.1 million for the six months ended June 30, 2023, compared to $2.2 million for the six months ended June 30, 2022, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to a decrease in SFR Loans in the portfolio compared to the prior period.
Management fees. Management fees were $1.7 million for the six months ended June 30, 2023, compared to     $1.5 million for the six months ended June 30, 2022, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $2.3 million for the six months ended June 30, 2023, compared to $6.0 million for the six months ended June 30, 2022. The decrease is due to the deconsolidation of Elysian at Hughes Center.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Net income attributable to common stockholders	$5,747	$3,850	49.3%	$12,314	$16,256	(24.2)%
Net income attributable to redeemable noncontrolling interests	1,856	2,186	(15.1)%	3,793	6,969	(45.6)%

Weighted-average number of shares of common stock outstanding
Basic	17,213	14,748	16.7%	17,166	14,304	20.0%
Diluted	23,080	22,494	2.6%	22,880	22,263	2.8%
Net income per share, basic	$0.33	$0.26	27.9%	$0.72	$1.14	(36.9)%
Net income per share, diluted	$0.33	$0.26	26.7%	$0.70	$1.04	(32.7)%
Dividends declared per share	$0.6850	$0.5000	37.0%	$1.3700	$1.0000	37.0%

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

The following table provides a reconciliation of EAD and CAD to GAAP net income (loss) attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Net income attributable to common stockholders	$5,747	$3,850	49.3%	$12,314	$16,256	(24.2)%
Adjustments
Amortization of stock-based compensation	1,262	871	44.9%	2,109	1,544	36.6%
Provision for (reversal of) credit losses, net	(6)	—	N/A	(33)	—	N/A
Unrealized (gains) or losses (1)	1,424	3,302	(56.9)%	3,563	9,814	(63.7)%
EAD attributable to common stockholders	$8,427	$8,023	5.0%	$17,953	$27,614	(35.0)%

EAD per Diluted Weighted-Average Share	$0.47	$0.52	(9.6)%	$1.01	$1.86	(45.7)%

Adjustments
Amortization of premiums	$3,175	$2,945	7.8%	$6,120	$10,490	(41.7)%
Accretion of discounts	(2,980)	(2,479)	20.2%	(5,899)	(4,788)	23.2%
Depreciation and amortization of real estate investment	399	723	(44.8)%	796	1,442	(44.8)%
Amortization of deferred financing costs	9	9	—%	18	18	—%
CAD attributable to common stockholders	$9,030	$9,221	(2.1)%	$18,988	$34,776	(45.4)%

CAD per Diluted Weighted-Average Share	$0.50	$0.60	(16.7)%	$1.06	$2.34	(54.7)%

Weighted-average common shares outstanding - basic	17,213	14,748	16.7%	17,166	14,304	20.0%
Weighted-average common shares outstanding - diluted (2)	18,042	15,356	17.5%	17,842	14,870	20.0%
(1)Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(2)Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of non-controlling interests for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Net income attributable to common stockholders	$5,747	$3,850	49.3%	$12,314	$16,256	(24.2)%
Net income attributable to redeemable noncontrolling interests	1,856	2,186	(15.1)%	3,793	6,969	(45.6)%

Adjustments
Amortization of stock-based compensation	1,262	871	44.9%	2,109	1,544	36.6%
Provision for (reversal of) credit losses, net	(6)	—	N/A	(40)	—	N/A
Unrealized (gains) or losses (1)	1,708	4,184	(59.2)%	4,272	12,729	(66.4)%
EAD	$10,567	$11,091	(4.7)%	$22,448	$37,498	(40.1)%

EAD per Diluted Weighted-Average Share	$0.46	$0.49	(6.1)%	$0.98	$1.68	(41.7)%

Adjustments
Amortization of premiums	$3,806	$3,854	(1.2)%	$7,337	$13,754	(46.7)%
Accretion of discounts	(3,572)	(3,244)	10.1%	(7,072)	(6,274)	12.7%
Depreciation and amortization of real estate investment	478	946	(49.5)%	954	1,890	(49.5)%
Amortization of deferred financing costs	11	12	(8.3)%	22	24	(8.3)%
CAD	$11,290	$12,659	(10.8)%	$23,689	$46,892	(49.5)%

CAD per Diluted Weighted-Average Share	$0.49	$0.56	(12.5)%	$1.04	$2.11	(50.7)%

Weighted-average common shares outstanding - basic	17,213	14,748	16.7%	17,166	14,304	20.0%
Weighted-average common shares outstanding - diluted	23,080	22,494	2.6%	22,880	22,263	2.8%

(1)Unrealized gains are the net change in unrealized loss on investments held at fair value.
Book Value per Share / Unit
The following table calculates our book value per share (in thousands, except per share data):

	June 30, 2023	December 31, 2022
Common stockholders' equity	$334,038	$346,474
Shares of common stock outstanding at period end	17,232	17,080
Book value per share of common stock	$19.38	$20.29

Due to the large noncontrolling interest in the OP (see Note 14 to our consolidated financial statements, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	June 30, 2023	December 31, 2022
Common stockholders' equity	$334,038	$346,474
Redeemable noncontrolling interests in the OP	94,545	96,501
Total equity	$428,583	$442,975

Redeemable OP Units at period end	5,038	5,038
Shares of common stock outstanding at period end	17,232	17,080
Combined shares of common stock and redeemable OP Units	22,270	22,118
Combined book value per share / unit	$19.24	$20.03
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, a multifamily property, MSCR Notes and mortgage backed securities with a combined unpaid principal balance of $2.0 billion as of June 30, 2023 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of June 30, 2023 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	SFR Loans
1	Senior loan	2/11/2020	$508,700		$70,903	Various	Single-family	4.65%	4.41%	5.18
2	Senior loan	2/11/2020	10,049		1,503	Various	Single-family	5.35%	5.25%	4.59
3	Senior loan	2/11/2020	10,090		1,415	Various	Single-family	5.30%	5.03%	5.18
4	Senior loan	2/11/2020	5,410		754	Various	Single-family	5.24%	4.95%	5.26
5	Senior loan	2/11/2020	51,304		6,651	Various	Single-family	4.74%	4.61%	2.26
6	Senior loan	2/11/2020	9,494		1,311	Various	Single-family	6.10%	5.73%	5.26
7	Senior loan	2/11/2020	36,465		4,913	Various	Single-family	5.55%	5.17%	5.35
8	Senior loan	2/11/2020	5,760		797	Various	Single-family	5.99%	5.62%	5.43
9	Senior loan	2/11/2020	8,710		1,246	Various	Single-family	5.88%	5.57%	5.51
10	Senior loan	2/11/2020	6,249		831	Various	Single-family	4.83%	4.80%	0.59
11	Senior loan	2/11/2020	7,417		1,067	Various	Single-family	5.34%	5.09%	5.60
12	Senior loan	2/11/2020	6,528		943	Various	Single-family	5.46%	5.21%	5.67
13	Senior loan	2/11/2020	10,522		1,470	Various	Single-family	4.72%	4.62%	2.67
	Total		676,698		93,804			4.80%	4.56%	4.89

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020	22,667	(5)	7,601	Various	Multifamily	9.98%	9.99%	2.66
2	CMBS B-Piece	2/11/2020	28,581	(5)	10,292	Various	Multifamily	11.06%	11.05%	3.41
3	CMBS B-Piece	4/23/2020	81,999	(5)	24,576	Various	Multifamily	3.62%	5.43%	6.66
4	CMBS B-Piece	7/30/2020	16,943	(5)	4,752	Various	Multifamily	14.06%	14.06%	3.99
5	CMBS B-Piece	8/6/2020	108,643	(5)	20,316	Various	Multifamily	0.00%	9.08%	6.99
6	CMBS B-Piece	4/20/2021	33,975	(5)	11,497	Various	Multifamily	11.07%	11.07%	7.66
7	CMBS B-Piece	6/30/2021	108,305	(5)	27,755	Various	Multifamily	0.00%	9.78%	3.51
8	CMBS B-Piece	12/9/2021	45,412	(5)	16,023	Various	Multifamily	10.07%	10.07%	1.32
9	CMBS B-Piece	5/2/2022	34,094	(5)	10,442	Various	Multifamily	4.36%	4.69%	15.42
10	CMBS B-Piece	7/28/2022	68,484	(5)	24,674	Various	Multifamily	10.07%	10.07%	6.07
	Total		549,103		157,928			5.01%	9.02%	5.78

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(6)	501	Various	Multifamily	2.09%	15.11%	23.25
2	CMBS I/O Strip	8/6/2020		108,643	(6)	5,157	Various	Multifamily	3.08%	17.48%	6.99
3	CMBS I/O Strip	4/28/2021	(7)	64,662	(6)	1,322	Various	Multifamily	1.71%	17.77%	6.58
4	CMBS I/O Strip	5/27/2021		20,000	(6)	1,036	Various	Multifamily	3.50%	17.23%	6.91
5	CMBS I/O Strip	6/7/2021		4,266	(6)	113	Various	Multifamily	2.39%	21.17%	5.41
6	CMBS I/O Strip	6/11/2021	(8)	113,084	(6)	1,827	Various	Multifamily	1.33%	16.02%	5.91
7	CMBS I/O Strip	6/24/2021		25,995	(6)	312	Various	Multifamily	1.29%	19.21%	6.91
8	CMBS I/O Strip	8/10/2021		25,000	(6)	577	Various	Multifamily	1.96%	17.47%	6.82
9	CMBS I/O Strip	8/11/2021		6,942	(6)	399	Various	Multifamily	3.20%	14.91%	8.07
10	CMBS I/O Strip	8/24/2021		1,625	(6)	237	Various	Multifamily	2.70%	15.76%	7.58
11	CMBS I/O Strip	9/1/2021		34,625	(6)	3,521	Various	Multifamily	2.04%	16.94%	6.99
12	CMBS I/O Strip	9/11/2021		20,902	(6)	3,656	Various	Multifamily	3.05%	14.87%	8.24
	Total			443,334		18,658			2.16%	16.97%	7.34

	Mezzanine Loan
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	11.00%	1.01
2	Mezzanine	10/20/2020		5,470		2,258	Wilmington, DE	Multifamily	7.50%	7.32%	5.84
3	Mezzanine	10/20/2020		10,380		4,308	White Marsh, MD	Multifamily	7.42%	7.23%	8.01
4	Mezzanine	10/20/2020		14,253		5,905	Philadelphia, PA	Multifamily	7.59%	7.40%	5.93
5	Mezzanine	10/20/2020		3,700		1,525	Daytona Beach, FL	Multifamily	7.83%	7.65%	5.26
6	Mezzanine	10/20/2020		12,000		4,978	Laurel, MD	Multifamily	7.71%	7.51%	7.76
7	Mezzanine	10/20/2020		3,000		1,245	Temple Hills, MD	Multifamily	7.32%	7.13%	8.09
8	Mezzanine	10/20/2020		1,500		622	Temple Hills, MD	Multifamily	7.22%	7.03%	8.09
9	Mezzanine	10/20/2020		5,540		2,287	Lakewood, NJ	Multifamily	7.33%	7.15%	5.84
10	Mezzanine	10/20/2020		6,829		2,816	Rosedale, MD	Multifamily	7.53%	7.35%	5.51
11	Mezzanine	10/20/2020		3,620		1,502	North Aurora, IL	Multifamily	7.42%	7.23%	8.01
12	Mezzanine	10/20/2020		9,610		3,988	Cockeysville, MD	Multifamily	7.42%	7.23%	8.01
13	Mezzanine	10/20/2020		7,390		3,067	Laurel, MD	Multifamily	7.42%	7.23%	8.01
14	Mezzanine	10/20/2020		2,135		880	Tyler, TX	Multifamily	7.74%	7.56%	5.26
15	Mezzanine	10/20/2020		1,190		491	Las Vegas, NV	Multifamily	7.71%	7.52%	5.67
16	Mezzanine	10/20/2020		3,310		1,366	Atlanta, GA	Multifamily	6.91%	6.74%	6.01
17	Mezzanine	10/20/2020		2,880		1,187	Des Moines, IA	Multifamily	7.89%	7.70%	5.35
18	Mezzanine	10/20/2020		4,010		1,653	Urbandale, IA	Multifamily	7.89%	7.70%	5.35
19	Mezzanine	11/18/2021		12,600		12,498	Irving, TX	Multifamily	16.00%	16.13%	5.43
20	Mezzanine	12/29/2021		7,760		7,709	Rogers, AR	Multifamily	16.00%	16.11%	1.53
21	Mezzanine	6/9/2022		4,500		4,470	Rogers, AR	Multifamily	15.75%	15.86%	1.95
22	Mezzanine	10/5/2022	(9)	4,030		3,994	Kirkland, WA	Multifamily	15.75%	15.89%	4.51
	Total			133,207		76,249			9.54%	9.43%	5.80

	Preferred Equity
1	Preferred Equity	5/29/2020	(10)	11,394		11,394	Houston, TX	Multifamily	11.00%	11.00%	6.84
2	Preferred Equity	9/29/2021		9,040		9,033	Holly Springs, NC	Life Science	10.00%	10.01%	0.25
3	Preferred Equity	10/26/2021		9,750		9,703	Atlanta, GA	Multifamily	11.00%	11.05%	1.36
4	Preferred Equity	12/28/2021	(11)	18,359		18,359	Las Vegas, NV	Multifamily	10.50%	10.50%	8.68
5	Preferred Equity	1/14/2022		22,242		22,237	Vacaville, CA	Life Science	10.00%	10.00%	0.25
6	Preferred Equity	4/7/2022	(12)	4,000		3,965	Beaumont, TX	Self-Storage	15.03%	15.16%	7.18
7	Preferred Equity	6/8/2022		4,000		3,964	Temple, TX	Self-Storage	14.31%	14.44%	7.18
8	Preferred Equity	7/1/2022	(13)	9,000		8,926	Medley, FL	Self-Storage	11.00%	11.09%	4.01
9	Preferred Equity	8/10/2022		8,500		8,436	Plano, TX	Multifamily	15.84%	15.96%	2.20
10	Preferred Equity	9/30/2022		9,000		8,928	Fort Worth, TX	Multifamily	14.75%	14.87%	2.26

11	Preferred Equity	10/19/2022		15,000	14,975	Woodbury, MN	Life Science	10.00%	10.02%	0.25
12	Preferred Equity	2/10/2023		14,000	13,883	Forney, TX	Multifamily	11.00%	11.09%	1.62
13	Preferred Equity	2/24/2023		11,200	11,108	Richmond, VA	Multifamily	11.00%	11.09%	1.62
14	Preferred Equity	4/6/2023		21,976	21,921	Temecula, CA	Life Science	17.50%	17.54%	0.25
15	Preferred Equity	5/16/2023	(14)	1,200	1,188	Phoenix, AZ	Single-family	13.25%	13.38%	3.83
16	Preferred Equity	5/17/2023	(15)	3,950	3,911	Houston, TX	Life Science	13.00%	13.13%	2.92
	Total			172,611	171,931			12.17%	12.22%	2.65

	Common Equity
1	Common Stock	11/6/2020		N/A	51,017	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	26,155	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A	—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A	111	Richmond, VA	Multifamily	N/A	N/A	N/A
	Total				77,283

	Real Estate
1	Real Estate	12/31/2021	(16)	N/A	26,366	Charlotte, NC	Multifamily	N/A	N/A	N/A

	MSCR Notes
1	MSCR Note	5/25/2022		4,000	2,101	Various	Multifamily	14.47%	14.47%	28.92
2	MSCR Note	5/25/2022		5,000	2,314	Various	Multifamily	11.47%	11.47%	28.92
3	MSCR Note	9/23/2022		1,500	664	Various	Multifamily	11.82%	12.99%	28.42
	Total			10,500	5,079			12.66%	12.83%	28.85

	Mortgage Backed Securities
1	Mortgage Backed Securities	6/1/2022		10,074	3,222	Various	Single-family	4.87%	5.05%	2.39
2	Mortgage Backed Securities	6/1/2022		10,419	3,486	Various	Single-family	8.37%	8.69%	2.80
3	Mortgage Backed Securities	7/28/2022		575	268	Various	Single-family	6.23%	6.32%	4.30
4	Mortgage Backed Securities	7/28/2022		1,057	348	Various	Single-family	3.60%	4.18%	4.98
5	Mortgage Backed Securities	9/12/2022		3,927	1,404	Various	Multifamily	11.07%	11.05%	7.58
6	Mortgage Backed Securities	9/29/2022		8,000	7,837	Various	Self-Storage	10.84%	10.86%	4.21
7	Mortgage Backed Securities	3/10/2023		5,747	2,012	Various	Multifamily	13.56%	13.59%	1.66
	Total			39,799	18,577			8.84%	8.99%	3.37
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
(10)The Company, through the Subsidiary OPs, invested $10.0 million on May 29, 2020, an aggregate of $1.2 million on January 9, 2023, March 6, 2023 and March 28, 2023, and $0.2 million on May 25, 2023 in this preferred equity investment.

(11)The Company, through the Subsidiary OPs, invested $5.0 million, $1.8 million, $40.1 million and $18.5 million in this real estate investment on December 28, 2021, January, 27, 2022, February 1, 2022 and July 26, 2022, respectively.
(12)The Company, through the Subsidiary OPs, invested $2.7 million and $1.3 million in this preferred equity investment on April 7, 2022 and May 3, 2022, respectively.
(13)The Company reclassified this investment from a mezzanine loan to preferred equity effective January 1, 2023.
(14)The Company, through the Subsidiary OPs, invested $0.5 million and $0.7 million in this preferred equity investment on May 16, 2023 and June 12, 2023, respectively.
(15)The Company, through the Subsidiary OPs, invested $3.7 million and $0.3 million in this preferred equity investment on May 17, 2023 and June 24, 2023, respectively.
(16)Real Estate is a 204-unit multifamily property.
The following table details overall statistics for our portfolio as of June 30, 2023 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Equity Investments	Real Estate Investment
Number of investments	88	27	56	4	1
Principal balance (1)	$1,638,429	$370,371	$1,268,058	N/A	N/A
Carrying value	$1,689,030	$366,719	$1,186,415	$77,283	$58,613
Weighted-average cash coupon	6.02%	10.04%	4.85%	N/A	N/A
Weighted-average all-in yield	6.96%	12.01%	5.40%	N/A	N/A
(1)Cost is used in lieu of principal balance for CMBS I/O Strips.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, potential obligations to purchase up to $30.9 million of the Preferred Units (defined below) and dividend requirements for the twelve-month period following June 30, 2023.
Our long-term liquidity requirements consist primarily of acquiring additional investments, scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings. Our leverage is matched in term and structure to provide stable contractual spreads which will protect us from fluctuations in market interest rates over the long-term. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, borrowing restrictions imposed by lenders, general market conditions for REITs and our operating performance and liquidity. We believe that our various sources of capital, which may include future debt or equity issuances, net cash provided by operations and other secured and unsecured borrowings, will provide sufficient funds for our operations, anticipated debt service payments, potential obligations to purchase investments under the Company's commitments noted in Note 15 to our consolidated financial statements and dividend requirements for the long-term.

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
Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:
Freddie Mac Credit Facilities
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan (see Note 10 to our consolidated financial statements for additional information). As of June 30, 2023, the outstanding balance on the Credit Facility was $618.4 million.
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
As discussed in Note 10 to our consolidated financial statements, in connection with our CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $333.2 million under our repurchase agreements and posted approximately $943.2 million par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
The table below provides additional details regarding recent borrowings under the master repurchase agreements (dollars in thousands):

	June 30, 2023
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	333,233	333,233	N/A	(5)	7.01%	0.1	943,172	520,293	513,115	6.6
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
At-The-Market Offering
On March 15, 2022, the Company, the OP and the Manager separately entered into the 2022 Equity Distribution Agreements with the 2022 Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the 2022 ATM Program. The 2022 Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of June 30, 2023, pursuant to the 2022 Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the 2022 ATM Program, see Note 12 to our consolidated financial statements.

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
LIBOR Transition
Approximately 3.7% of our portfolio by unpaid principal balance as of June 30, 2023 pays interest at a variable rate that is tied to the U.S. Dollar London Interbank Offered Rate ("LIBOR"). Following June 30, 2023, all of the LIBOR settings have ceased to be provided by any administrator and are no longer representative. Approximately 12.1% of our portfolio by unpaid principal balance as of June 30, 2023 pays interest at a variable rate that is tied to the Secured Overnight Financing Rate ("SOFR”), and it is anticipated that future investments we make may have variable interest rates tied to SOFR. As of June 30, 2023, the Company has received LIBOR transition notices under its loan agreements tied to LIBOR stating such loans will transition to SOFR on the first adjustment date subsequent to June 30, 2023. The Company expects this transition to have an immaterial effect on the effected loans' interest rates. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing.
Other Potential Sources of Financing
We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of June 30, 2023, our cash and cash equivalents were $21.6 million.
Cash Flows
The following table presents selected data from our Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$22,475	$50,697
Net cash provided by investing activities	431,378	571,600
Net cash (used in) financing activities	(452,621)	(594,478)
Net increase in cash, cash equivalents and restricted cash	1,232	27,819
Cash, cash equivalents and restricted cash, beginning of period	20,347	33,232
Cash, cash equivalents and restricted cash, end of period	$21,579	$61,051
Cash flows from operating activities. During the six months ended June 30, 2023, net cash provided by operating activities was $22.5 million, compared to net cash provided by operating activities of $50.7 million for the six months ended June 30, 2022. This decrease was due to the decrease in interest income generated by our investments and an increase in interest expense.
Cash flows from investing activities. During the six months ended June 30, 2023, net cash provided by investing activities was $431.4 million, compared to net cash provided by operating activities of $571.6 million for the six months ended June 30, 2022. This decrease was primarily driven by the decrease in proceeds received from payments on mortgage loans held in VIEs as well as a decrease in real estate acquisitions.

Cash flows from financing activities. During the six months ended June 30, 2023, net cash used in financing activities was $452.6 million, compared to net cash used in financing activities of $594.5 million for the six months ended June 30, 2022. This decrease was primarily driven by the decrease in distributions to bondholders of VIEs.
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
Income Taxes
We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2023.
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
We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2023.
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
We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared the second regular quarterly dividend of 2023 to common stockholders of $0.50 per share on April 24, 2023, which was paid on June 30, 2023 to common stockholders of record as of June 15, 2023. Our Board also declared a special dividend to common stockholders of $0.185 per share on April 24, 2023, which was paid on June 30, 2023 to common stockholders of record as of June 15, 2023. On December 15, 2022, our Board declared a preferred stock dividend of $0.53125 per share, which was paid on January 25, 2023 to preferred stockholders of record as of January 13, 2023. On February 22, 2023, our Board declared a preferred stock dividend of $0.53125 per share, which was paid on April 25, 2023 to preferred stockholders of record as of April 13, 2023. On June 13, 2023, our Board declared a dividend to preferred stockholders of $0.53125 per share, which was paid on July 25, 2023 to preferred stockholders of record as of July 13, 2023.
Off-Balance Sheet Arrangements
As of June 30, 2023, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with the Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which amount will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of REIT Sub under the guaranties is approximately $83.8 million. As of June 30, 2023, the Company owns approximately 25.7% of the total outstanding shares of common stock of NSP.
Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. The Company funded $3.0 million on September 29, 2021, on November 8, 2021, the Company funded $30.0 million which was subsequently redeemed in 2022, on December 20, 2021, the Company funded $3.8 million, on January 14, 2022, the Company funded $0.9 million, on January 19, 2022, the Company funded $0.2 million, on January 27, 2022, the Company funded $18.5 million, on October 19, 2022, the Company funded $15.0 million, on January, 12, 2023, the Company funded $1.0 million, on March 3, 2023, the Company funded $1.7 million, and on April 6, 2023, the Company funded $21.1 million. As of June 30, 2023, the Company may have the obligation to fund an additional $9.8 million by September 29, 2023, which the issuer may extend for up to two years at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. Upon the redemption of any Preferred Units and if the parties agree, the remaining amount to be funded by the Company may be increased by the aggregate purchase price of the redeemed Preferred Units. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve MOIC equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of June 30, 2023, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units other than under the existing commitment is considered remote for the three months ended June 30, 2023.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of REIT Sub under the guaranties is approximately $83.8 million. As of June 30, 2023, the Company owns approximately 25.7% of the total outstanding shares of common stock of NSP. As of June 30, 2023, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation under the guaranty is considered remote.
The OP Notes previously described in Note 10 are fully guaranteed by the Company. As of June 30, 2023, there has been no indication that the OP will not be able to satisfy the terms of the OP Notes. The Company considers any action required under the guaranty to be remote.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $22.8 million was unfunded as of June 30, 2023. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% IRR hurdle as shown below. There was no value ascribed to the common interest as of June 30, 2023. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20.0% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, of which $16.3 million was unfunded as of June 30, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.8 million was unfunded as of June 30, 2023.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, of which $19.1 million was unfunded as of June 30, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.8 million was unfunded as of June 30, 2023.
On May 17, 2023, the Company, through one of the Subsidiary OPs, committed to purchase $4.2 million of the preferred units with respect to a life sciences property development located in Houston, Texas, of which $0.2 million was unfunded as of June 30, 2023. The investment was entered into as a co-investment with affiliates of the Company.

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
Allowance for Credit Losses
In periods ending on or prior to December 31, 2022, the Company, with the assistance of an independent valuations firm, performed a quarterly evaluation of loans classified as held for investment for impairment on a loan-by-loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If the Company determined that it was probable that it would be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan was indicated. If a loan was considered to be impaired, the Company would establish an allowance for loan losses, through a valuation provision in earnings that reduced carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment was expected solely from the collateral. For non-impaired loans with no specific allowance the Company determined an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represented management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considered quantitative factors likely to cause estimated credit losses, including default rate and loss severity rates. The Company also evaluated qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets. Increases to (or reversals of) the allowance for loan loss for the fiscal year ended December 31, 2022 are included in “Loan loss (provision)” on the accompanying Consolidated Statements of Operations.
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
We adopted the guidance as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The allowance for loan and lease losses reserve as of December 31, 2022, was $0.7 million and the CECL reserve as of January 1, 2023, is $2.3 million. As such, the cumulative effect of adoption of ASU 2016-13 is a $1.6 million reduction in retained earnings. The reversal of (provision for) credit losses of $0.01 million is included in other income on the accompanying Consolidated Statements of Operations, resulting in a June 30, 2023 ending allowance for credit loss of $2.3 million.
Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Valuation of Common Equity
As of June 30, 2023, the Company owns approximately 25.7% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the six months ended June 30, 2023, the unrealized loss related to the change in fair value estimate is $0.6 million. See Notes 5 and 11 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.
As of June 30, 2023, the Company owns approximately 6.36% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the six months ended June 30, 2023, the unrealized loss related to the change in fair value estimate is $1.7 million. See Notes 5 and 11 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.
As of June 30, 2023, the Company owns approximately 98.0% of the total outstanding common equity of each of RFGH and RTB. The Company holds RFGH and RTB based on the Company's proportionate share of income (losses) for the three and six months ended June 30, 2023. See Notes 5 and 11 to our consolidated financial statements for additional disclosures regarding the equity method investments RFGH and RTB.
REIT Tax Election
We elected to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2023 and June 30, 2022. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weakness described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management nonetheless determined that the consolidated financial statements and related financial information included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP. Management’s determination is based on a number of factors, including, but not limited to, management’s performance of additional analysis and other post-closing procedures as of and for the three months ended June 30, 2023.
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
While we believe that these actions will remediate the material weakness, the corrective processes have not been in place for a sufficient period of time for evaluation. As we continue to evaluate and work to remediate the material weakness, we may take additional measures to address the material weakness.
Until the remediation steps set forth above, including evaluation and any additional measures we may take, are fully implemented and concluded to be operating effectively for a sufficient period of time, the material weakness described above will not be considered remediated.
Changes in Internal Control over Financial Reporting
Other than ongoing remediation to address the material weakness in internal control over financial reporting described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President (Principal Executive Officer)	August 8, 2023
Jim Dondero

/s/ Brian Mitts	Director, Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 8, 2023
Brian Mitts