Form 10-Q
period 2023-09-30
NexPoint Real Estate Finance, Inc.
filed 2023-11-13
CIK 1786248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2023, the registrant had 17,231,913 shares of its common stock, par value $0.01 per share, outstanding.

i

NEXPOINT REAL ESTATE FINANCE, INC.
Form 10-Q
Quarter Ended September 30, 2023

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

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,977	$20,048
Restricted cash	1,942	299
Real estate investments, net	58,563	245,222
Loans, held-for-investment, net ($31,416 and $46,022 with related parties, respectively)	320,151	256,147
Common stock investments, at fair value ($33,759 and $50,380 with related parties, respectively)	60,709	78,264
Mortgage loans, held-for-investment, net	708,003	726,531
Accrued interest and dividends	21,489	15,665
Mortgage loans held in variable interest entities, at fair value	5,612,472	6,720,246
CMBS structured pass-through certificates, at fair value	42,471	46,876
MSCR notes, at fair value	10,325	10,313
Mortgage backed securities, at fair value	37,975	32,328
Accounts receivable and other assets	1,276	2,197
TOTAL ASSETS	$6,886,353	$8,154,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$676,900	$687,885
Master repurchase agreements	298,009	331,020
Unsecured notes, net	205,625	204,960
Mortgages payable, net	32,205	121,236
Accounts payable and other accrued liabilities	3,405	6,231
Accrued interest payable	10,124	7,986
Bonds payable held in variable interest entities, at fair value	5,225,922	6,249,804
Total Liabilities	6,452,190	7,609,122

Redeemable noncontrolling interests in the OP	89,148	96,501

Stockholders' Equity:
Noncontrolling interest in subsidiary	95	64,529
Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,518,900 and 17,366,930 shares issued and 17,231,913 and 17,079,943 shares outstanding, respectively	172	171
Additional paid-in capital	394,720	392,124
Retained earnings (accumulated deficit)	(37,226)	4,435
Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 286,987 shares, respectively	(4,195)	(4,195)
Total Stockholders' Equity	345,015	448,513
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,886,353	$8,154,136
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest income
Interest income	$18,014	$14,893	$51,474	$62,420
Interest expense	(13,197)	(10,682)	(38,503)	(28,607)
Total net interest income	4,817	4,211	12,971	33,813
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	7,037	(2,648)	24,926	5,319
Change in unrealized gain (loss) on CMBS structured pass-through certificates	710	(3,904)	926	(11,555)
Change in unrealized gain (loss) on common stock investments	(16,464)	(3,189)	(17,556)	159
Change in unrealized gain (loss) on MSCR notes	(15)	44	13	(147)
Change in unrealized (loss) on mortgage backed securities	27	(317)	247	(356)
Reversal of (provision for) credit losses	(6,276)	7	(6,236)	(57)
Realized Losses	—	(1,084)	—	(1,084)
Other income	38	115	391	353
Gain on deconsolidation of real estate owned	—	—	1,490	—
Gain on extinguishment of debt	—	—	—	17
Equity in income (losses) of equity method investments	(1,675)	—	(2,564)	—
Revenues from consolidated real estate owned	1,083	3,455	3,147	9,108
Total other income (loss)	(15,535)	(7,521)	4,784	1,757
Operating expenses
General and administrative expenses	2,524	1,677	7,053	5,308
Loan servicing fees	1,049	1,112	3,155	3,333
Management fees	820	822	2,470	2,330
Expenses from consolidated real estate owned	1,939	2,442	4,272	8,419
Total operating expenses	6,332	6,053	16,950	19,390
Net income (loss)	(17,050)	(9,363)	805	16,180
Net (income) loss attributable to preferred shareholders	(874)	(874)	(2,622)	(2,630)
Net (income) loss attributable to redeemable noncontrolling interests	2,374	1,889	(1,419)	(5,080)
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	—	(941)	—	(1,503)
Net income (loss) attributable to common stockholders	$(15,550)	$(9,289)	$(3,236)	$6,967

Weighted-average common shares outstanding - basic	17,232	14,962	17,188	14,526
Weighted-average common shares outstanding - diluted	23,086	22,678	22,950	22,402

Earnings (loss) per share outstanding - basic	$(0.90)	$(0.62)	$(0.19)	$0.48
Earnings (loss) per share outstanding - diluted	$(0.90)	$(0.62)	$(0.19)	$0.48

Dividends declared per common share	$0.6850	$0.5000	$2.0550	$1.5000
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

Three Months Ended September 30, 2023	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (accumulated deficit) Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, June 30, 2023	1,645,000	$16	17,231,913	$172	$393,435	$(9,313)	$(4,195)	$(8,567)	$95	$371,643
Stock-based compensation expense	—	—	—	—	1,285	—	—	—	—	1,285
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	—	874
Net loss attributable to common stockholders	—	—	—	—	—	(15,550)	—	—	—	(15,550)
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	(874)
Common stock dividends declared ($0.6850 per share)	—	—	—	—	—	(12,363)	—	—	—	(12,363)
Balances, September 30, 2023	1,645,000	$16	17,231,913	$172	$394,720	$(37,226)	$(4,195)	$(8,567)	$95	$345,015

Nine Months Ended September 30, 2023	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2022	1,645,000	$16	17,079,943	$171	$392,124	$4,435	$(4,195)	$(8,567)	$64,529	$448,513
Vesting of stock-based compensation	—	—	151,970	1	2,596	—	—	—	—	2,597
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	—	—	—	—	—	—	—	—	(64,434)	(64,434)
Cumulative effect of adoption of ASU 2016-13 (See Note 2)		—		—	—	(1,624)	—	—	—	(1,624)
Net income attributable to preferred stockholders	—	—	—	—	—	2,622	—	—	—	2,622
Net loss attributable to common stockholders	—	—	—	—	—	(3,236)	—	—	—	(3,236)
Preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(2,622)	—	—	—	(2,622)
Common stock dividends declared ($2.0550 per share)	—	—	—	—	—	(36,801)	—	—	—	(36,801)
Balances, September 30, 2023	1,645,000	$16	17,231,913	$172	$394,720	$(37,226)	$(4,195)	$(8,567)	$95	$345,015

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

Three Months Ended September 30, 2022	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (accumulated deficit) Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, June 30, 2022	1,645,000	$16	14,949,631	$150	$348,266	$29,339	$(4,195)	$(8,567)	$33,942	$398,951
Stock-based compensation expense	—	—	—	—	870	—	—	—	—	870
Adjustment to noncontrolling interest in subsidiary on consolidation of real estate	—	—	—	—	—	—	—	—	18,096	18,096
Issuance of common shares through at-the-market offering, net	—	—	30,128	—	573	—	—	—	—	573
Net income attributable to preferred stockholders	—	—	—	—	—	874	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	(9,289)	—	—	—	(9,289)
Preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(7,776)	—	—	—	(7,776)
Balances, September30, 2022	1,645,000	$16	14,979,759	$150	$349,709	$12,274	$(4,195)	$(8,567)	$52,038	$401,425

Nine Months Ended September 30, 2022	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2021	1,645,000	$16	9,163,934	$92	$222,300	$28,367	$(4,195)	$(8,567)	$7,175	$95	$245,283
Vesting of stock-based compensation	—	—	114,494	1	1,923	—	—	—	—	—	1,924
Adjustment to noncontrolling interest in subsidiary on consolidation of real estate	—	—	—	—	490	—	—	—	—	51,943	52,433
Issuance of common shares through at-the-market offering, net	—	—	531,728	5	11,513	—	—	—	—	—	11,518
Conversion of redeemable noncontrolling interests in the OP	—	—	5,169,603	52	113,483	—	—	—	—	—	113,535
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	(7,175)	—	(7,175)
Net income attributable to preferred stockholders	—	—	—	—	—	2,630	—	—	—	—	2,630
Net income attributable to common stockholders	—	—	—	—	—	6,967	—	—	—	—	6,967
Preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(2,630)	—	—	—	—	(2,630)
Common stock dividends declared ($1.5000 per share)	—	—	—	—	—	(23,060)	—	—	—	—	(23,060)
Balances, September 30, 2022	1,645,000	$16	14,979,759	$150	$349,709	$12,274	$(4,195)	$(8,567)	$—	$52,038	$401,425

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$805	$16,180
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	10,867	17,179
Accretion of discounts	(10,110)	(9,791)
Depreciation and amortization of real estate investment	1,430	2,435
Amortization of deferred financing costs	(4)	36
Provision for (reversal of) credit losses, net	6,236	57
Net change in unrealized (gain) loss on investments held at fair value	22,780	32,202
Realized Losses	—	1,084
Equity in (income) losses of unconsolidated equity method ventures	2,564	—
Realized gain on deconsolidation of real estate owned	(1,490)	—
Stock-based compensation expense	3,394	2,414
Payment in kind income	(4,076)	(528)
Gain on extinguishment of debt	—	(17)
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(3,775)	(7,605)
Accounts receivable and other assets	122	(317)
Accrued interest payable	3,225	4,264
Accounts payable, accrued expenses and other liabilities	(3,540)	1,202
Net cash provided by operating activities	28,428	58,795

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	626,053	964,225
Proceeds from payments received on mortgage loans held for investment	58,246	178,306
Proceeds from payments received on bridge loan	—	13,500
Proceeds from payments received on mortgage backed securities	546	—
Originations of bridge loan	—	(13,434)
Originations of loans, held-for-investment, net	(76,355)	(91,587)
Purchases of equity method investments	(2,564)	—
Purchases of CMBS certificates, at fair value	—	(4,542)
Proceeds from sales of CMBS certificates, at fair value	44,788	6,962
Purchases of CMBS securitizations held in variable interest entities, at fair value	—	(115,276)
Purchases of MSCR notes, at fair value	—	(10,365)
Purchases of mortgage backed securities, at fair value	(5,733)	(25,946)
Proceeds held in escrow for unsettled purchase	—	(3,990)
Adjustment on deconsolidation of real estate	(4,992)	—
Acquisitions of real estate investments	—	(184,552)
Additions to real estate investments	(504)	(106)
Net cash provided by investing activities	639,485	713,195

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(10,985)	(97,724)
Distributions to bondholders of variable interest entities	(583,462)	(892,138)
Borrowings under master repurchase agreements	44,892	128,988
Principal repayments on borrowings under master repurchase agreements	(77,903)	(64,275)
Proceeds received on borrowings under secured financing agreements	—	89,634
Proceeds received from unsecured notes offering	—	34,174
Repurchase of unsecured notes	—	(4,829)
Borrowings under bridge facility	—	55,000
Bridge facility payments	—	(55,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	—	11,518
Proceeds from the issuance of common stock	—	113,535
Proceeds from issuance of common stock through at-the-market offering, net of offering costs	—	(113,535)
Principal repayments on mortgages payable	(16)	—
Payments for taxes related to net share settlement of stock-based compensation	(797)	(490)
Dividends paid to common stockholders	(35,379)	(22,161)
Dividends paid to preferred stockholders	(2,622)	(2,630)
Distributions to redeemable noncontrolling interests in the OP	(9,069)	(10,812)
Contributions from noncontrolling interests	—	56,704
Net cash used in financing activities	(675,341)	(774,041)

Net decrease in cash, cash equivalents and restricted cash	(7,428)	(2,051)
Cash, cash equivalents and restricted cash, beginning of period	20,347	33,232
Cash, cash equivalents and restricted cash, end of period	$12,919	$31,181

Supplemental Disclosure of Cash Flow Information
Interest paid	35,700	23,723
Supplemental Disclosure of Noncash Investing and Financing Activities
Adjustment to loans, held for investment, net on deconsolidation of real estate	36,022	—
Adjustment to real estate investments, net on deconsolidation of real estate	(185,732)	—
Adjustment to accrued interest and dividends on deconsolidation of real estate	2,049	—
Adjustment to accounts receivable and other assets on deconsolidation of real estate	(799)	—
Adjustment to mortgages payable, net on deconsolidation of real estate	89,012	—
Adjustment to accounts payable and accrued liabilities on deconsolidation of real estate	705	—
Adjustment to accrued interest payable on deconsolidation of real estate	1,087	—
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	64,434	—
Adjustment to retained earnings on deconsolidation of real estate	1,490	—
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	(297)	—
Increase in dividends payable upon vesting of restricted stock units	863	899
Consolidation of mortgage loans and bonds payable held in variable interest entities	—	1,244,826
Conversion of convertible notes to common stock	—	25,000
Due to brokers for repurchase of unsecured notes, not yet settled	—	7,980
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage real estate investment trust (a "REIT") incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily commercial mortgage-backed securities securitizations (“CMBS securitizations”), multifamily structured credit risk notes (“MSCR Notes”) and mortgage-backed securities, or our target assets. Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of September 30, 2023, the Company holds approximately 83.41% of the common limited partnership units in the OP (“OP Units”) which represents 100.00% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).
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
2. Summary of Significant Accounting Policies
Readers of this Quarterly Report on Form 10-Q (the "Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K ("Annual Report"), filed with the United States Securities and Exchange Commission (the "SEC") and also available on our website (nref.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.
General
In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC, these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited Consolidated Financial Statements, which are included in the Company’s Annual Report. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, and future fiscal years.
Basis of Accounting
The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.
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
Principles of Consolidation
The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2023, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
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
On the Consolidated Balance Sheets as of September 30, 2023, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.
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
We adopted the guidance as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed. The Company has determined that economic forecasts used in our CECL model can be reasonable and supportable over four quarters as it provides enough time to account for the expected changes of the economic conditions and the performance of the underlying assets. Beyond the Company’s reasonable and supportable forecast period, the Company immediately reverts to historical loss information. The Company considers an immediate reversion period appropriate in the CECL model because it provides a suitable balance between the stability of historical data and the flexibility to account for changing market conditions. The allowance for loan and lease losses reserve as of December 31, 2022, was $0.7 million and the CECL reserve as of January 1, 2023, was $2.3 million. As such, the cumulative effect of adoption of ASU 2016-13 was a $1.6 million reduction in retained earnings. The provision for credit losses of $6.28 million for the three and nine months ended September 30, 2023 is included in other income on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $8.54 million as of September 30, 2023.
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
For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. As of and for the nine months ended September 30, 2023, the Company had no loan modifications, and, thus no troubled debt restructurings.
A loan is written off when it is no longer realizable and/or it is legally discharged.
The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the nine months ended September 30, 2023, there were no loans acquired with deteriorated credit quality.
The Company also recognizes a liability for expected credit losses for off-balance sheet exposures if the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancelable by the entity.
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 ("ASU 2022-06") which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 had no impact on the Company’s consolidated financial statements for the nine months ended September 30, 2023.
3. Loans Held for Investment, Net
The Company’s investments in mortgage loans, mezzanine loans, preferred equity and convertible notes are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity and convertible notes are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of September 30, 2023 and December 31, 2022, respectively (dollars in thousands):

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
September 30, 2023
Mortgage loans, held-for-investment	$675,844	$708,003	13	100.00%	4.79%	4.64
Mezzanine loans, held-for-investment	133,207	135,079	22	78.31%	9.60%	5.55
Preferred equity, held-for-investment	187,173	180,072	16	46.22%	12.18%	2.58
Promissory note, held-for-investment	5,000	5,000	1	11.00%	11.00%	1.00
	$1,001,224	$1,028,154	52	86.62%	6.85%	4.36

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2022
Mortgage loans, held-for-investment	$688,046	$726,531	15	100.00%	4.81%	5.36
Mezzanine loans, held-for-investment	163,021	165,182	23	63.99%	10.42%	5.39
Preferred equity, held-for-investment	91,382	90,965	10	67.69%	11.51%	2.76
	$942,449	$982,678	48	90.64%	6.43%	5.11
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

For the nine months ended September 30, 2023 and 2022, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Balance at January 1,	$982,678	$1,088,881
Recognition of retained preferred equity investment upon deconsolidation of real estate (Note 14)	36,022	—
Cumulative effect of adoption of ASU 2016-13 (See Note 2)	(1,624)	—
Conversion of convertible bonds to common stock	—	(25,000)
Originations	76,355	156,934
Proceeds from principal repayments	(58,246)	(196,825)
PIK distribution reinvested in Preferred Units	4,076	528
Amortization of loan premium, net (1)	(4,871)	(11,591)
(Provision for) reversal of credit losses, net	(6,236)	(57)
Balance at September 30,	$1,028,154	$1,012,870
(1)Includes net amortization of loan purchase premiums.
As of September 30, 2023, and December 31, 2022, there were $36.0 million and $40.9 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.
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

Risk Rating	September 30, 2023
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	48	999,080	97.17%
4	3	25,199	2.45%
5	1	3,875	0.38%
	52	$1,028,154	100.00%

Risk Rating	December 31, 2022
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	48	982,678	100.00%
4	—	—	—
5	—	—	—
	48	$982,678	100.00%
As of September 30, 2023, 52 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory”, 3 loans held-for-investment in our portfolio were rated "4," or "Underperformance", and 1 loan held-for-investment in our portfolio was rated "5," or "Risk of Impairment/Default", based on the factors assessed by the Company and discussed in Note 2. Our loan portfolio had a weighted-average risk rating of 3.04 as of September 30, 2023, and 3.00 as of December 31, 2022.
During the three months ended September 30, 2023, the Company identified a preferred equity investment secured by the underlying property in Atlanta, Georgia that was assigned a risk rating of “5” due to certain conditions that negatively impacted the preferred investment’s cash flow. The Company replaced the existing manager and took over the property’s operations. See Note 16 for additional information regarding Alexander at the District. As the loan was considered a collateral-dependent financial asset under GAAP, a specific allowance for credit losses of $5.8 million was recorded as of September 30, 2023 based on the Company’s estimation of the fair value of the underlying collateral property and the loan’s amortized cost basis.
The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2023	2022	2021	2020	2019	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	48	966,711	70,402	70,733	44,133	19,159	774,691	19,962	999,080
4	3	24,763	—	8,438	—	—	16,761	—	25,199
5	1	9,750	—	—	3,875	—	—	—	3,875
	52	$1,001,224	$70,402	$79,171	$48,008	$19,159	$791,452	$19,962	$1,028,154

December 31, 2022
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2022	2021	2020	2019	2018	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	48	999,080	72,606	98,129	17,500	774,381	20,062	—	982,678
4	—	—	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—	—	—
	48	$999,080	$72,606	$98,129	$17,500	$774,381	$20,062	$—	$982,678
(1)Represents the date a loan was originated or acquired.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	September 30, 2023	December 31, 2022
Georgia	32.45%	34.04%
Florida	18.45%	19.34%
Texas	12.65%	11.21%
Nevada	2.75%	*
Maryland	5.34%	5.59%
Minnesota	6.65%	6.97%
California	4.39%	4.66%
Alabama	3.63%	3.81%
North Carolina	2.69%	2.65%
Virginia	1.66%	*
Arkansas	1.35%	1.42%
Other (18 and 19 states each at <1%)	7.99%	10.31%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	September 30, 2023	December 31, 2022
Single Family Rental	69.26%	72.26%
Multifamily	23.32%	23.11%
Life Science	5.71%	2.85%
Self-Storage	1.70%	1.79%
	100.00%	100.00%
4. CMBS Trusts
As of September 30, 2023, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as financing cash flows.
The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	September 30, 2023	December 31, 2022
Mortgage loans held in variable interest entities, at fair value	$5,612,472	$6,720,246
Accrued interest receivable	3,390	4,029

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(5,225,922)	(6,249,804)
Accrued interest payable	(2,740)	(3,207)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest earned	$9,804	$9,455	$31,334	$25,623
Unrealized gain (loss)	(2,767)	(12,103)	(6,408)	(20,304)
Change in net assets related to consolidated CMBS variable interest entities	$7,037	$(2,648)	$24,926	$5,319
The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	September 30, 2023	December 31, 2022
Texas	15.77%	17.95%
Florida	14.07%	13.82%
Arizona	4.02%	6.98%
California	8.64%	9.28%
Georgia	4.33%	4.68%
Washington	7.71%	6.88%
New Jersey	3.99%	3.97%
Nevada	2.48%	1.99%
Pennsylvania	1.26%	1.01%
Colorado	7.70%	6.21%
Connecticut	2.04%	3.64%
North Carolina	4.14%	3.53%
New York	3.35%	2.76%
Ohio	2.48%	2.00%
Virginia	2.02%	1.62%
Indiana	2.11%	1.69%
Illinois	1.64%	1.37%
Michigan	1.37%	1.11%
Maryland	1.17%	*
Missouri	1.55%	1.25%
Other (21 and 22 states each at <1%)	8.16%	8.26%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	September 30, 2023	December 31, 2022
Multifamily	97.35%	98.45%
Manufactured Housing	2.65%	1.55%
	100.00%	100.00%
5. Common Stock Investments
The Company owns approximately 25.7% of the total outstanding shares of common stock of NexPoint Storage Partners, Inc. ("NSP") and thus can exercise significant influence over NSP. NSP is a VIE and the Company has determined that it is not the primary beneficiary of NSP. The investment qualifies to be accounted for using the equity method. However, the Company elected the fair-value option in accordance with ASC 825-10-10 for NSP.
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
The Company owns approximately 6.36% of the total outstanding shares of common stock of a private ground lease REIT (the "Private REIT") as of September 30, 2023. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.
The investment in the Private REIT is a Level 3 asset in the fair value hierarchy and was initially measured using the convertible notes conversion share price of $17.50. On April 14, 2022, the two convertible notes converted into 1,394,213 shares or $25.0 million of common stock in the Private REIT, the parent company of the borrower under the convertible notes. As of September 30, 2023, the Company valued this investment based on the Private REIT's market approach price of $19.33 per share.
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
The following table presents the common stock investments as of September 30, 2023 and December 31, 2022, respectively (in thousands, except share amounts):

Investment	Investment Date	Property Type	Shares		Fair Value
			September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$33,759	$50,380
Private REIT	4/14/2022	Ground lease	1,394,213	1,394,213	26,950	27,884
The following table presents “Change in unrealized gain on common stock investments” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Change in unrealized gain on NexPoint Storage Partners	$(17,258)	$(3,189)	$(16,621)	$(2,726)
Change in unrealized gain (loss) on Private REIT	794	—	(935)	2,885
Change in unrealized gain on common stock investments	$(16,464)	$(3,189)	$(17,556)	$159
6. Variable Interest Entities
Consolidated VIEs

At the end of each reporting period, the Company reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
As of September 30, 2023, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of September 30, 2023	Relationship as of September 30, 2023

Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	25.7%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%	VIE
Resmark The Brook, LLC	Common Equity	Multifamily	98.0%	VIE
Alexander at the District	Common Equity	Multifamily	25.7%	VIE

The Company's maximum exposure to loss of value for the NSP investment, inclusive of a related guaranty, is the fair value of the Company's $33.8 million NSP common stock investment and the guaranteed obligations with respect to NSP under the Sponsor Guaranty Agreement as defined below and described in Note 14 of $83.8 million. The Company's maximum exposure to loss of value for the RFGH and RTB common equity investments is the $1.0 million carrying value for each investment and may include an additional $2.8 million in unfunded commitments for each investment to the extent those commitments are funded. The Company's maximum exposure to loss of value for the Alexander at the District common equity investment is the $0.6 million carrying value of the investment. See Note 3 for further details.
7. CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities
As of September 30, 2023, the Company held twelve CMBS interest only strips ("CMBS I/O Strips"), three MSCR Notes and seven mortgage backed securities at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. The MSCR Notes are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties.

The following table presents the CMBS I/O Strips, MSCR Notes and mortgage backed securities as of September 30, 2023 (dollars in thousands):

Investment	Investment Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$1,638	Multifamily	2.09%	15.13%	9/25/2046
CMBS I/O Strip	8/6/2020		16,840	Multifamily	3.08%	18.00%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	5,078	Multifamily	1.71%	18.36%	1/25/2030
CMBS I/O Strip	5/27/2021		3,446	Multifamily	3.50%	17.77%	5/25/2030
CMBS I/O Strip	6/7/2021		404	Multifamily	2.39%	22.06%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	3,610	Multifamily	1.32%	16.11%	5/25/2029
CMBS I/O Strip	6/21/2021		815	Multifamily	1.28%	19.34%	5/25/2030
CMBS I/O Strip	8/10/2021		2,270	Multifamily	1.96%	18.03%	4/25/2030
CMBS I/O Strip	8/11/2021		1,225	Multifamily	3.20%	15.30%	7/25/2031
CMBS I/O Strip	8/24/2021		227	Multifamily	2.70%	16.21%	1/25/2031
CMBS I/O Strip	9/1/2021		3,400	Multifamily	2.04%	17.47%	6/25/2030
CMBS I/O Strip	9/11/2021		3,518	Multifamily	3.05%	15.24%	9/25/2031
Total			$42,471		2.58%	17.46%

MSCR Notes
MSCR Notes	5/25/2022		$4,020	Multifamily	14.79%	14.79%	5/25/2052
MSCR Notes	5/25/2022		5,000	Multifamily	11.79%	11.79%	5/25/2052
MSCR Notes	9/23/2022		1,305	Multifamily	12.14%	13.34%	11/25/2051
Total			$10,325		13.00%	13.15%

Mortgage Backed Securities
Mortgage Backed Securities	6/1/2022		$9,898	Single-Family	8.63%	8.93%	4/17/2026
Mortgage Backed Securities	6/1/2022		9,173	Single-Family	4.87%	5.03%	11/19/2025
Mortgage Backed Securities	7/28/2022		529	Single-Family	6.23%	6.32%	10/17/2027
Mortgage Backed Securities	7/28/2022		845	Single-Family	3.60%	4.15%	6/20/2028
Mortgage Backed Securities	9/12/2022		3,937	Multifamily	11.35%	11.33%	1/25/2031
Mortgage Backed Securities	9/29/2022		7,856	Self Storage	11.09%	11.11%	9/15/2027
Mortgage Backed Securities	3/10/2023		5,737	Multifamily	13.72%	13.75%	2/25/2025
Total			$37,975		9.14%	9.27%
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

The following table presents the CMBS I/O Strips, MSCR Notes and Mortgage Backed Securities as of December 31, 2022 (dollars in thousands):

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
The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest earned	$775	$2,237	$2,270	$4,811
Change in unrealized gain (loss) on CMBS structured pass-through certificates	710	(3,904)	926	(11,555)
Change in unrealized gain (loss) on MSCR notes	(15)	44	13	(147)
Change in unrealized (loss) on mortgage backed securities	27	(317)	247	(356)
Total	$1,497	$(1,940)	$3,456	$(7,247)

8. Real Estate Investments, net
On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina (Hudson Montford). The property was 95.1% and 96.1% occupied, with effective rent per occupied unit of $1,689 per month and $1,663, per month as of September 30, 2023, and December 31, 2022, respectively. On February 1, 2022, the Company acquired a 368-unit multifamily property in Las Vegas, Nevada (Elysian at Hughes Center). As of December 31, 2022, the property was 94.0% occupied with effective rent per occupied unit of $1,927 per month as of December 31, 2022. The Company no longer maintains a common equity interest in this property and through a restructuring effective January 1, 2023, the investment is deconsolidated and presented solely as a preferred equity investment in 2023.
As of September 30, 2023, the major components of the Company's investment in multifamily property was as follows (in thousands):

Real Estate Investment, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,856	$—	$401	$680	$61,933
Accumulated depreciation and amortization	—	(3,025)	—	—	(345)	(3,370)
Total Real Estate Investment, Net	$10,996	$46,831	$—	$401	$335	$58,563
As of December 31, 2022, the major components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,831	$—	$2	$602	$61,431
Elysian at Hughes	25,590	160,141	—	—	—	185,731
Accumulated depreciation and amortization	—	(1,752)	—	—	(188)	(1,940)
Total Real Estate Investments, Net	$36,586	$208,220	$—	$2	$414	$245,222

The following table reflects the revenue and expenses for the three and nine months ended September 30, 2023 and 2022, for our multifamily property (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$1,032	$3,061	$3,057	$8,136
Other income	51	394	90	972
Total revenues	1,083	3,455	3,147	9,108
Expenses
Interest expense	664	1,016	1,876	2,886
Real estate taxes and insurance	164	363	512	1,135
Property operating expenses	201	793	590	1,793
Property general and administrative expenses	39	56	111	247
Property management fees	31	79	90	220
Depreciation and amortization	476	545	1,430	2,435
Rate cap (income) expense	345	(420)	(181)	(923)
Debt service bridge	—	10	—	626
Casualty loss	19	—	(156)	—
Total expenses	1,939	2,442	4,272	8,419
Net income (loss) from consolidated real estate owned	$(856)	$1,013	$(1,125)	$689

9. Debt
The following table summarizes the Company’s financing arrangements in place as of September 30, 2023 (dollars in thousands):

	September 30, 2023
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$298,009	$298,009	N/A	(5)	7.23%	0.1	$853,574	$434,890	$425,949	6.6
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	617,648	617,648	7/12/2029		2.34%	4.6	675,844	708,003	708,003	4.6
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,252	8/1/2031		0.30%	6.5	96,817	98,898	98,898	6.5
Multifamily properties
CBRE	12/31/2021	32,425	32,205	6/1/2028	(6)	7.78%	4.7	N/A	58,563	58,563	4.7
Unsecured Financing
Various	10/15/2020	36,500	35,768	10/25/2025		7.50%	2.1	N/A	N/A	N/A	N/A
Various	4/20/2021	165,000	163,357	4/15/2026		5.75%	2.5	N/A	N/A	N/A	N/A
Various	10/18/2022	6,500	6,500	10/18/2027		7.50%	4.1	N/A	N/A	N/A	N/A
Total/weighted average		$1,215,334	$1,212,739			4.23%	3.2	$1,626,235	$1,300,354	$1,291,413	5.7
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
We, through the Subsidiary OPs, have borrowed approximately $298.0 million under our repurchase agreements and posted $1.2 billion par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral as of September 30, 2023. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender, as described in our Annual Report.
As of September 30, 2023, the outstanding principal balances related to the SFR Loans and levered Mezzanine Loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,690	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	46,094	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	34,112	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,170	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	8,558	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,805	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,913	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	6,524	Various	Single-family	Fixed	2.98%	2/1/2029
Senior loan	2/11/2020	5,874	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,435	Various	Single-family	Fixed	2.40%	2/1/2024
Senior loan	2/11/2020	5,240	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,949	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$617,648				2.34%
Mezzanine Loans
Senior loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%

(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of September 30, 2023.
For the nine months ended September 30, 2023 and 2022, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Balances as of January 1,	$1,345,101	$1,273,051
Adjustment to mortgages payable, net on deconsolidation of real estate	(89,012)	—
Principal borrowings	44,892	252,796
Principal repayments	(88,888)	(161,999)
Repurchase of unsecured notes	—	(2,879)
Repurchase of unsecured notes, not yet settled	—	(1,950)
Accretion of discounts	666	572
Amortization of deferred financing costs	(20)	36
Balances as of September 30,	$1,212,739	$1,359,627
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2023 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2023(1)	$—	$298,009	$298,009
2024	—	5,435	5,435
2025	36,500	46,094	82,594
2026	197,426	9,284	206,710
2027	6,500	—	6,500
Thereafter	—	616,086	616,086
	$240,426	$974,908	$1,215,334
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
Derivative Financial Instruments and Hedging Activities
In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates. We may enter into derivative financial instruments to offset this underlying market risk. There have been no significant changes in our policy and strategy from what was disclosed in the financial statements included in our Annual Report.
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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of September 30, 2023 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$10,977	$10,977	$—	$—	$10,977
Restricted cash	1,942	1,942	—	—	1,942
Loans, held-for-investment, net	320,151	—	—	329,344	329,344
Common stock investments, at fair value	60,709	—	—	60,709	60,709
Mortgage loans, held-for-investment, net	708,003	—	—	689,312	689,312
Accrued interest	21,489	21,489	—	—	21,489
Mortgage loans held in variable interest entities, at fair value	5,612,472	—	5,612,472	—	5,612,472
CMBS structured pass-through certificates, at fair value	42,471	—	42,471	—	42,471
MSCR notes, at fair value	10,325	—	10,325	—	10,325
Mortgage backed securities, at fair value	37,975	—	37,975	—	37,975
Accounts receivable and other assets	1,276	1,276	—	—	1,276
	$6,827,790	$35,684	$5,703,243	$1,079,365	$6,818,292

Liabilities
Secured financing agreements, net	$676,900	$—	$—	$691,428	$691,428
Master repurchase agreements	298,009	—	—	298,009	298,009
Unsecured notes, net	205,625	—	178,116	—	178,116
Mortgages payable, net	32,205	—	—	25,471	25,471
Accounts payable and other accrued liabilities	3,405	3,405	—	—	3,405
Accrued interest payable	10,124	10,124	—	—	10,124
Bonds payable held in variable interest entities, at fair value	5,225,922	—	5,225,922	—	5,225,922
	$6,452,190	$13,529	$5,404,038	$1,014,908	$6,432,475

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2022 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,048	$20,048	$—	$—	$20,048
Restricted cash	299	299	—	—	299
Loans, held-for-investment, net	256,147	—	—	255,254	255,254
Common stock investment, at fair value	78,264	—	—	78,264	78,264
Mortgage loans, held-for-investment, net	726,531	—	—	727,533	727,533
Accrued interest	15,665	15,665	—	—	15,665
Mortgage loans held in variable interest entities, at fair value	6,720,246	—	6,720,246	—	6,720,246
CMBS structured pass-through certificates, at fair value	46,876	—	46,876	—	46,876
MSCR notes, at fair value	10,313	—	10,313	—	10,313
Mortgage backed securities, at fair value	32,328	—	32,328	—	32,328
Accounts receivable and other assets	2,197	2,197	—	—	2,197
	$7,908,914	$38,209	$6,809,763	$1,061,051	$7,909,023

Liabilities
Secured financing agreements, net	$687,885	$—	$—	$713,253	$713,253
Master repurchase agreements	331,020	—	—	331,020	331,020
Unsecured notes, net	204,960	—	175,560	—	175,560
Mortgages payable, net	121,236	—	—	121,236	121,236
Accounts payable and other accrued liabilities	6,231	6,236	—	—	6,236
Accrued interest payable	7,986	7,986	—	—	7,986
Bonds payable held in variable interest entities, at fair value	6,249,804	—	6,249,804	—	6,249,804
	$7,609,122	$14,222	$6,425,364	$1,165,509	$7,605,095
The significant unobservable inputs used in the fair value measurement of the Company’s investment in NSP are the discount rate and terminal capitalization rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The Company's investment in the Private REIT was transferred out of level 2 to level 3 due to a lack of observable market data for the three months ended December 31, 2022. The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of September 30, 2023 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$33,759	Discounted cash flow	Terminal cap rate	5.13% - 5.63%	5.38%
			Discount rate	7.75% - 9.75%	8.75%
Private REIT	$26,950	Market approach	NAV per share multiple	1.00 - 1.21x	1.11x
(1)Averages are weighted based on the fair value of the related instrument

The table below reflects a summary of changes for the Company's Level 3 common stock assets carried at fair value on the Consolidated Balance Sheets for the nine months ended September 30, 2023:

	Balance as of 12/31/22	Change in Unrealized Gains/(Losses)	Balance as of 9/30/23
NexPoint Storage Partners	$50,380	$(16,621)	$33,759
Private REIT	$27,884	$(934)	$26,950
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 13). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At September 30, 2023, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets (see Note 13).
11. Stockholders’ Equity
Common Stock
During the nine months ended September 30, 2023, the Company issued 151,970 shares of common stock pursuant to the NexPoint Real Estate Finance 2020 Long Term Incentive Plan (the "2020 LTIP").
As of September 30, 2023, the Company had 17,518,900 shares of common stock, par value $0.01 per share, issued and 17,231,913 shares of common stock, par value $0.01 per share, outstanding.
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
As of September 30, 2023, the Company has 1,645,000 shares of Series A Preferred Stock issued and outstanding.
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
The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2023:

	2023
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2023	577,360		$17.88
Granted	440,055		15.14
Vested	(201,678)	(1)	17.27
Forfeited	—		—
Outstanding September 30, 2023	815,737		$16.71
(1)Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 151,970 shares being issued as shown on the consolidated statements of stockholders' equity.
The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2023:

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

The following table contains summary information of the 2022 ATM Program since its inception through September 30, 2023:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	$11,498,589
Average Price Per Share, net	$21.62
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
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of September 30, 2023 and December 31, 2022, the Company had redeemed and issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
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
The Board declared the third regular quarterly dividend of 2023 to common stockholders of $0.50 per share on July 25, 2023, which was paid on September 29, 2023, to common stockholders of record on September 15, 2023.
The Board declared a special dividend to common stockholders of $0.185 per share on July 25, 2023, which was paid on September 29, 2023, to common stockholders of record on September 15, 2023.

The Board declared a dividend to preferred stockholders of $0.53125 per share on September 19, 2023, which was paid on October 25, 2023, to preferred stockholders of record as of October 13, 2023.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$(15,550)	$(9,289)	$(3,236)	$6,967

Earnings for basic computations
Net income (loss) attributable to redeemable noncontrolling interests	(2,374)	(1,889)	1,419	5,080
Net income for diluted computations	$(17,924)	$(11,178)	$(1,817)	$12,047

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	17,232	14,962	17,188	14,526
Average number of unvested restricted stock units	816	578	723	569
Average number of OP Units and SubOP Units	5,038	7,138	5,038	7,307
Average number of common shares outstanding - diluted	23,086	22,678	22,949	22,402
Earnings per weighted average common share:
Basic	$(0.90)	$(0.62)	$(0.19)	$0.48
Diluted	$(0.90)	$(0.62)	$(0.19)	$0.48

13. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the nine months ended September 30, 2023, and September 30, 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Redeemable noncontrolling interests in the OP, January 1,	$96,501	$261,423
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	297	—
Net income attributable to redeemable noncontrolling interests in the OP	1,419	5,080
Redemption of redeemable noncontrolling interests in the OP	—	(113,535)
Distributions to redeemable noncontrolling interests in the OP	(9,069)	(10,708)
Redeemable noncontrolling interests in the OP, September 30,	$89,148	$142,260
The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
September 30, 2023	17,231,913	5,038,382	22,270,295
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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the 2020 LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2023, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.
Connections at Buffalo Pointe Contribution
On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of the end of the first quarter, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $1.7 million on January 9, 2023, March 6, 2023, March 28, 2023, May 25, 2023, and August 16, 2023. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 90.5% occupancy as of September 30, 2023. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 75.6% and a maturity date of May 1, 2030.
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
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of September 30, 2023 and December 31, 2022, the Company had redeemed and issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
Expense Cap
Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the 2020 LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the nine months ended September 30, 2023, and 2022, operating expenses did not exceed the Expense Cap.

For the nine months ended September 30, 2023 and 2022, the Company incurred management fees of $2.5 million and $2.3 million, respectively.
Notes Offering
On April 20, 2021, the Company issued $75.0 million aggregate amount of its 5.75% Notes at a price equal to 99.5% par value for proceeds of approximately $73.1 million after original issue discount and underwriting fees. An account advised by NexAnnuity Asset Management, L.P., an affiliate of the Manager, purchased $2.5 million par value of the 5.75% Notes at issuance.
Bridge Loan
On March 31, 2022, the Company, through one of the Subsidiary OPs, originated a bridge loan for $13.5 million to a subsidiary of an entity advised by an affiliate of the Manager. The bridge loan was secured by a development property in Las Vegas, Nevada, and was used by the borrower to finance the acquisition of the property prior to obtaining construction financing. The loan bore interest at a rate of 1.50% plus the WSJ Prime Rate and was set to mature on October 1, 2022. On August 9, 2022, the bridge loan was paid off.
NSP Guaranty
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and one promissory note in an aggregate principal amount of approximately $49.2 million issued to Extra Space (the "Sponsor Guaranty Agreement"). The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of the Company under the guaranties is approximately $83.8 million.
NSP Promissory Note
On September 29, 2023, a subsidiary of NSP issued $5.0 million aggregate amount of a 11.00% note maturing on September 29, 2024 to a subsidiary of the Company (the "Promissory Note").
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
Elysian at Hughes Center
On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). Effective January 1, 2023, the Company restructured this investment such that it does not meet the requirements for consolidation under ASC 810 – Consolidation and has been deconsolidated herein as of January 1, 2023 and presented as a preferred equity investment. As of December 31, 2022, the Company owned a preferred equity investment and indirect common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, the common equity interests have been transferred to the Asset Manager in exchange for $54,000 and a guarantee of payments due to the Company in respect of its preferred equity investment if the investment is not redeemed prior to the close of the ongoing private offering of Class I Beneficial Interests in the Trust, which will continue until the maximum offering amount of $115.3 million has been reached or, if earlier, until December 31, 2023. The Company’s preferred investments were initially made from December 28, 2021 through July 26, 2022 and totaled $65.3 million. Following the transfer of the common equity interests, the Company no longer is the primary beneficiary of the Trust and as such does not consolidate it. The Company recognized a gain on deconsolidation of $1.5 million related to the residual effect of removing the consolidated assets and liabilities from the Consolidated Balance Sheets. The fair value of the preferred equity investment still approximates its par value so no portion of the gain on deconsolidation is related to a remeasurement of the fair value of the preferred equity investment. Management determined the fair value of the preferred equity investment using a market approach and performing a benchmarking analysis to comparable transactions. As of September 30, 2023, $50.5 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $14.8 million.
Cellipont
On May 17, 2023, the Company, through one of the Subsidiary OPs, committed to purchase $4.2 million of the preferred units with respect to a life sciences property development located in Houston, Texas, of which $0.2 million was unfunded as of September 30, 2023. The investment was entered into as a co-investment with affiliates of the Company.
15. Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. On September, 22, 2023, the issuer exercised its right to extend the final obligation date to purchase any additional Preferred Units to September 29, 2024. As of September 30, 2023, the Company may have the obligation to fund an additional $6.6 million by September 29, 2024, which the issuer may extend for up to one year at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. Upon the redemption of any Preferred Units and if the parties agree, the remaining amount to be funded by the Company may be increased by the aggregate purchase price of the redeemed Preferred Units. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital ("MOIC") equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of September 30, 2023, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units other than under the existing commitment is considered remote.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $20.1 million was unfunded as of September 30, 2023. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% IRR hurdle as shown below. There was no value ascribed to the common interest as of September 30, 2023. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20.0% internal rate of return ("IRR")
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, of which $9.4 million was unfunded as of September 30, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.3 million was unfunded as of September 30, 2023.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, of which $16.1 million was unfunded as of September 30, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.3 million was unfunded as of September 30, 2023.
The table below shows the Company's unfunded commitments by investment type as of September 30, 2023 and December 31, 2022 (in thousands):

Investment Type	September 30, 2023	December 31, 2022
	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$52,200	$25,000
Common Equity	6,600	—
	$58,800	$25,000

16. Subsequent Events
Alexander at the District
The Company, through its subsidiaries, holds a preferred equity investment in SPG Alexander JV LLC, which owns a 280 unit multifamily property in Atlanta, Georgia. On October 10, 2023, the Company exercised its right to terminate and replace the existing manager of SPG Alexander JV, LLC, with NREF Alexander Manager, LLC, which the Company has 100% ownership of through the OP. The OP is the primary beneficiary of SPG Alexander JV LLC as of October 10, 2023, the property is expected to be consolidated in our consolidated financial statements in the fourth quarter.
Dividends Declared
The Board declared the fourth regular quarterly dividend of 2023 to common stockholders of $0.50 per share on October 30, 2023, to be paid on December 29, 2023, to common stockholders of record on December 15, 2023.
The Board declared a special dividend to common stockholders of $0.185 per share on October 30, 2023, to be paid on December 29, 2023, to common stockholders of record on December 15, 2023.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its newly designated 9.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at a price to the public of $25.00 per share, for gross proceeds of $400 million. NexPoint Securities, Inc., an affiliate of the Manager, will serve as the Company’s dealer manager (the "Dealer Manager") in connection with the offering. The Dealer Manager will use its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company will pay the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as will be described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or March 14, 2025 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Company’s board of directors in its sole discretion. The board of directors may elect to terminate this offering at any time.
Preferred Equity Investments
The Company, through one of the Subsidiary OPs, purchased $11.0 million of preferred units on November 9, 2023 with respect to a life science focused real estate company.
NSP Promissory Note
On October 27, 2023, the Promissory Note of $5.0 million was repaid in full plus accrued interest.

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
We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of September 30, 2023 approximately $22.0 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $26.4 billion of loans and debt or credit related investments as of September 30, 2023 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.
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
The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended September 30, 2023. The amounts in the table below are as of the purchase or investment date:

Investment	Property Type	Investment Date	Outstanding Principal Amount		Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Preferred Equity	Life Science	7/11/2023	$241,528		99.0%	13.00%	13.13%	6/1/2026	Floating Rate
Preferred Equity	Single-family	7/14/2023	2,720,000	(2)	99.0%	13.50%	13.64%	4/28/2027	Floating Rate
Preferred Equity	Multifamily	7/27/2023	6,900,000	(3)	99.0%	11.00%	11.11%	2/10/2025	Floating Rate
Preferred Equity	Multifamily	8/16/2023	303,841		100.0%	11.00%	11.00%	5/1/2030	Fixed Rate
Preferred Equity	Multifamily	8/24/2023	3,000,000	(4)	99.0%	11.00%	11.11%	2/10/2025	Floating Rate
Common Equity	Multifamily	8/28/2023	500,000		100.0%	N/A	N/A	N/A	N/A
Common Equity	Multifamily	8/28/2023	500,000		100.0%	N/A	N/A	N/A	N/A
Common Equity	Multifamily	9/8/2023	846,511	(5)	66.7%	N/A	N/A	N/A	N/A
Preferred Equity	Life Science	9/27/2023	3,173,932		99.5%	10.00%	10.05%	9/29/2024	Fixed Rate
Promissory Note	Self-Storage	9/29/2023	5,000,000		100.0%	11.00%	11.00%	9/29/2024	Fixed Rate
			$23,185,812
(1)Current yield and coupon as of September 30, 2023.
(2)Includes investments made on July 14, 2023, August 11, 2023, and September 12, 2023.
(3)Includes investments made on July 27, 2023, August 24, 2023, and September 18, 2023.
(4)Includes investments made on August 24, 2023, and September 18, 2023.
(5)Includes investments made on September 8, 2023, September 14, 2023, September 22, 2023, and September 28, 2023.
Redemptions and Sales
The following investments were redeemed or sold during the three months ended September 30, 2023:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
Preferred Equity	Multifamily	12/28/2021	8/4/2023	$3,470,504	$3,470,504	$—	$—
Preferred Equity	Multifamily	12/28/2021	9/12/2023	64,635	64,635	—	—
CMBS B-Piece	Multifamily	12/9/2021	9/27/2023	45,411,874	44,787,461	—	(624,413)
				$48,947,014	$48,322,600	$—	$(624,413)

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
The following table presents the components of net interest income for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Nine Months Ended September 30,						$ Change	% Change
	2023			2022
	Interest income/ (expense)	Average Balance (1)	Yield (2)	Interest income/ (expense)	Average Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$20,650	$722,066	5.72%	$37,105	$746,111	7.92%	$(16,455)	(44.3)%
Mezzanine loans, held-for-investment	10,781	147,871	14.58%	10,981	157,789	9.20%	(200)	(1.8)%
Preferred equity, held-for-investment	14,585	152,370	19.14%	6,667	102,471	14.98%	7,918	118.8%
Convertible notes, held-for-investment	—	—	N/A	2,545	47,821	10.64%	(2,545)	(100.0)%
CMBS structured pass-through certificates, at fair value	1,760	45,034	7.82%	4,017	66,442	7.94%	(2,257)	(56.2)%
Bridge loan	—	N/A	N/A	346	6,787	6.51%	(346)	(100.0)%
MSCR notes	988	10,169	19.44%	299	4,385	8.71%	689	230.4%
Mortgage backed securities	2,710	35,592	15.22%	460	11,025	5.70%	2,250	489.1%
Total interest income	$51,474	$1,113,103	9.25%	$62,420	$1,142,831	8.79%	$(10,946)	(17.5)%
Interest expense
Master repurchase agreements, net	$(17,029)	$(333,771)	10.20%	$(6,832)	$(317,117)	2.27%	$(10,197)	149.3%
Long-term seller financing, net	(11,271)	(685,072)	3.30%	(11,993)	(711,001)	2.21%	722	(6.0)%
Unsecured notes, net	(10,203)	(205,196)	9.94%	(9,782)	(201,697)	6.49%	(421)	4.3%
Total interest expense	$(38,503)	$(1,224,039)	6.30%	$(28,607)	$(1,229,815)	2.92%	$(9,896)	34.6%
Net interest income (3)	$12,971			$33,813			$(20,842)	(61.6)%
(1)Average balances for the SFR Loans, the mezzanine loan and preferred equity are calculated based upon carrying values.
(2)Yield calculated on an annualized basis.
(3)Net interest income is calculated as the difference between total interest income and total interest expense.

The following table presents the components of net interest income for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended September 30,						$ Change	% Change
	2023			2022
	Interest income/ (expense)	Average Balance (1)	Yield (2)	Interest income/ (expense)	Average Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$7,142	$718,299	3.98%	$7,297	$733,505	4.16%	$(155)	(2.1)%
Mezzanine loans, held-for-investment	3,348	140,444	9.54%	3,908	165,939	9.23%	(560)	(14.3)%
Preferred equity, held-for-investment	5,577	166,012	13.44%	1,664	118,567	12.78%	3,913	235.2%
Convertible bond, held-for-investment	—	N/A	N/A	—	—	18.73%	N/A	N/A
CMBS structured pass through certificates, at fair value	617	44,049	5.60%	1,310	62,960	8.99%	(693)	(52.9)%
Bridge loan	—	N/A	N/A	125	4,500	6.55%	(125)	(100.0)%
MSCR notes	345	10,123	13.63%	221	9,500	8.76%	124	56.1%
Mortgage backed securities	985	37,297	10.56%	368	26,455	5.73%	617	167.7%
Total interest income	$18,014	$1,116,224	6.46%	$14,893	$1,121,426	6.36%	$3,121	21.0%
Interest expense
Repurchase agreements	$(6,013)	$(336,141)	7.16%	$(3,362)	$(340,438)	2.50%	$(2,651)	78.9%
Long-term seller financing	(3,777)	(682,515)	2.21%	(4,052)	(693,405)	2.20%	275	(6.8)%
Unsecured Notes	(3,407)	(205,324)	6.64%	(3,268)	(203,500)	6.50%	(139)	4.3%
Total interest expense	$(13,197)	$(1,223,980)	4.31%	$(10,682)	$(1,237,343)	3.00%	$(2,515)	23.5%
Net interest income (3)	$4,817			$4,211			$606	14.4%
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
Results of Operations for the Three Months Ended September 30, 2023 and 2022
The following table sets forth a summary of our operating results for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		$ Change	% Change
	2023	2022
Net interest income	$4,817	$4,211	$606	14.4%
Other income (loss)	(15,535)	(7,521)	(8,014)	106.6%
Operating expenses	(6,332)	(6,053)	(279)	4.6%
Net income	(17,050)	(9,363)	(7,687)	82.1%
Net (income) attributable to preferred shareholders	(874)	(874)	N/A	N/A
Net (income) attributable to redeemable noncontrolling interests	2,374	1,889	485	25.7%
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	—	(941)	941	(100.0)%
Net (loss) attributable to common stockholders	$(15,550)	$(9,289)	$(6,261)	67.4%

The change in our net income for the three months ended September 30, 2023 as compared to the net income for the three months ended September 30, 2022 primarily relates to an increase in interest expense. Our net income attributable to common stockholders for the three months ended September 30, 2023 was approximately $(15.6) million. We earned approximately $4.8 million in net interest income, generated income of $(15.5) million in other income, incurred operating expenses of $6.3 million, allocated $0.9 million of income to preferred stockholders and allocated $2.4 million of income to redeemable noncontrolling interests for the three months ended September 30, 2023.
Revenues
Net interest income. Net interest income was $4.8 million for the three months ended September 30, 2023, compared to $4.2 million for the three months ended September 30, 2022, which was an increase of approximately $0.6 million. The increase between the periods is primarily due to an increase of preferred equity investments in the portfolio compared to the prior period. As of September 30, 2023, we owned 89 discrete investments compared to 81 as of September 30, 2022.
Other income (loss). Other loss was $15.5 million for the three months ended September 30, 2023, compared to other loss of $7.5 million for the three months ended September 30, 2022, which was a decrease of approximately $8.0 million. This was primarily due to an increase in unrealized losses on our common stock investments and an increase in our provision for credit losses compared to the prior period.
Expenses
G&A expenses. G&A expenses were $2.5 million for the three months ended September 30, 2023, compared to $1.7 million for the three months ended September 30, 2022, which was an increase of approximately $0.8 million. The increase between the periods was primarily due to an increase in accounting, auditing and legal fees compared to the prior period.
Loan servicing fees. Loan servicing fees were $1.0 million for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2022, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to a decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period.
Management fees. Management fees were $0.8 million for the three months ended September 30, 2023, compared to $0.8 million for the three months ended September 30, 2022.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $1.9 million for the three months ended September 30, 2023, compared to $2.4 million for the three months ended September 30, 2022. The decrease is due to the deconsolidation of Elysian at Hughes Center.
Results of Operations for the Nine Months Ended September 30, 2023 and 2022
The following table sets forth a summary of our operating results for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Net interest income	$12,971	$33,813	$(20,842)	(61.6)%
Other income (loss)	4,784	1,757	3,027	172.3%
Operating expenses	(16,950)	(19,390)	2,440	(12.6)%
Net income	805	16,180	(15,375)	(95.0)%
Net (income) attributable to preferred shareholders	(2,622)	(2,630)	8	(0.3)%
Net (income) attributable to redeemable noncontrolling interests	(1,419)	(5,080)	3,661	(72.1)%
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	—	(1,503)	1,503	(100.0)%
Net income (loss) attributable to common stockholders	$(3,236)	$6,967	$(10,203)	(146.4)%

The change in our net income for the nine months ended September 30, 2023 as compared to the net income for the nine months ended September 30, 2022 primarily relates to a decrease in prepayment penalty income and an increase in unrealized losses on our common stock investments. Our net loss attributable to common stockholders for the nine months ended September 30, 2023 was approximately $3.2 million. We earned approximately $13.0 million in net interest income, generated income of $4.8 million in other income, incurred operating expenses of $17.0 million, allocated $2.6 million of income to preferred stockholders and allocated $1.4 million of income to redeemable noncontrolling interests for the nine months ended September 30, 2023.
Revenues
Net interest income. Net interest income was $13.0 million for the nine months ended September 30, 2023, compared to $33.8 million for the nine months ended September 30, 2022, which was a decrease of approximately $20.8 million. The decrease between the periods is primarily due to a decrease in prepayment penalty income related to early paydowns as well as an increase in interest costs on borrowings. As of September 30, 2023, we owned 89 discrete investments compared to 81 as of September 30, 2022.
Other income (loss). Other income was $4.8 million for the nine months ended September 30, 2023, compared to other income of $1.8 million for the nine months ended September 30, 2022, which was an increase of approximately $3.0 million. This was primarily due to an increase in the change in net assets related to consolidated CMBS VIEs.
Expenses
G&A expenses. G&A expenses were $7.1 million for the nine months ended September 30, 2023, compared to $5.3 million for the nine months ended September 30, 2022, which was an increase of approximately $1.5 million. The increase between the periods was primarily due to an increase in accounting, auditing and legal fees compared to the prior period.
Loan servicing fees. Loan servicing fees were $3.2 million for the nine months ended September 30, 2023, compared to $3.3 million for the nine months ended September 30, 2022, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to a decrease in SFR Loans in the portfolio compared to the prior period.
Management fees. Management fees were $2.5 million for the nine months ended September 30, 2023, compared to     $2.3 million for the nine months ended September 30, 2022, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to an increase in equity as defined by the Management Agreement.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $4.3 million for the nine months ended September 30, 2023, compared to $8.4 for the nine months ended September 30, 2022. The decrease is due to the deconsolidation of Elysian at Hughes Center.
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

Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Net income attributable to common stockholders	$(15,550)	$(9,289)	67.4%	$(3,236)	$6,967	(146.4)%
Net income attributable to redeemable noncontrolling interests	(2,374)	(1,889)	25.7%	1,419	5,080	(72.1)%

Weighted-average number of shares of common stock outstanding
Basic	17,232	14,962	15.2%	17,188	14,526	18.3%
Diluted	23,086	22,678	1.8%	22,950	22,402	2.4%
Net income per share, basic	$(0.90)	$(0.62)	45.4%	$(0.19)	$0.48	(139.3)%
Net income per share, diluted	$(0.90)	$(0.62)	45.2%	$(0.19)	$0.48	(139.6)%
Dividends declared per share	$0.6850	$0.5000	37.0%	$2.0550	$1.5000	37.0%
Earnings Available for Distribution and Cash Available for Distribution
EAD is a non-GAAP financial measure. We believe EAD serves as a useful indicator for investors in evaluating our performance and our long-term ability to pay distributions. EAD is defined as the net income (loss) attributable to our common stockholders computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain GAAP adjustments and transactions that may not be indicative of our current operations.
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
The following table provides a reconciliation of EAD and CAD to GAAP net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Net income attributable to common stockholders	$(15,550)	$(9,289)	67.4%	$(3,236)	$6,967	(146.4)%
Adjustments
Amortization of stock-based compensation	1,285	870	47.7%	3,394	2,414	40.6%
Provision for (reversal of) credit losses	5,235	—	N/A	5,202	—	N/A
Equity in income (losses) of equity method investments (1)	1,397	—	N/A	2,139	—	N/A
Unrealized (gains) or losses (2)	15,438	14,054	(9.8)%	19,001	23,868	(20.4)%
EAD attributable to common stockholders	$7,805	$5,635	38.5%	$26,499	$33,249	(20.3)%

EAD per Diluted Weighted-Average Share	$0.43	$0.36	19.3%	$1.48	$2.20	(32.7)%

Adjustments
Amortization of premiums	$2,944	$2,617	12.5%	$9,064	$13,108	(30.8)%
Accretion of discounts	(2,534)	(2,688)	5.7%	(8,433)	(7,476)	12.8%
Depreciation and amortization of real estate investment	397	417	4.8%	1,193	1,859	(35.8)%
Amortization of deferred financing costs	(21)	9	337.1%	(3)	27	(112.4)%
CAD attributable to common stockholders	$8,591	$5,990	43.4%	$28,320	$40,767	(30.5)%

CAD per Diluted Weighted-Average Share	$0.48	$0.39	23.5%	$1.58	$2.70	(41.5)%

Weighted-average common shares outstanding - basic	17,232	14,962	15.2%	17,188	14,526	18.3%
Weighted-average common shares outstanding - diluted (3)	18,048	15,540	16.1%	17,911	15,095	18.7%
(1)Starting in the third quarter of 2023, we are adjusting EAD to remove the (income) / loss from equity method investments as it does not represent distributable earnings. We will include income from equity method investments to the extent that we receive cash distributions and upon realizing gains and/or losses.
(2)Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(3)Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of non-controlling interests for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Net income (loss) attributable to common stockholders	(15,550)	(9,289)	67.4%	(3,236)	6,967	(146.4)%
Net income attributable to redeemable noncontrolling interests	(2,374)	(1,889)	25.7%	1,419	(2,630)	(154.0)%
Adjustments
Amortization of stock-based compensation	1,285	870	47.7%	3,394	2,414	40.6%
Provision for (reversal of) credit losses	6,276	—	N/A	6,236	—	N/A
Equity in income (losses) of equity method investments (1)	1,675	—	N/A	2,564	—	N/A
Unrealized (gains) or losses (2)	18,508	19,473	(5.0)%	22,780	32,202	29.3%
EAD	$9,820	$9,165	7.1%	$33,157	$38,953	(14.9)%

EAD per Diluted Weighted-Average Share	$0.43	$0.40	7.5%	$1.44	$1.74	(17.2)%

Adjustments
Amortization of premiums	$3,530	$3,425	3.1%	$10,867	$17,179	(36.7)%
Accretion of discounts	(3,038)	(3,517)	(13.6)%	(10,110)	(9,791)	(3.3)%
Depreciation and amortization of real estate investment	476	545	(12.7)%	1,430	2,435	41.3%
Amortization of deferred financing costs	(26)	12	(316.7)%	(4)	36	111.1%
CAD	$10,762	$9,630	11.8%	$35,340	$48,812	(27.6)%

CAD per Diluted Weighted-Average Share	$0.47	$0.42	11.9%	$1.54	$2.18	(29.4)%

Weighted-average common shares outstanding - basic	17,232	14,962	15.2%	17,188	14,526	18.3%
Weighted-average common shares outstanding - diluted	23,086	22,678	1.8%	22,950	22,402	2.4%
(1)Starting in the third quarter of 2023, we are adjusting EAD to remove the (income) / loss from equity method investments as it does not represent distributable earnings. We will include income from equity method investments to the extent that we receive cash distributions and upon realizing gains and/or losses.
(2)Unrealized gains are the net change in unrealized loss on investments held at fair value.

Book Value per Share / Unit
The following table calculates our book value per share (in thousands, except per share data):

	September 30, 2023	December 31, 2022
Common stockholders' equity	$307,410	$346,474
Shares of common stock outstanding at period end	17,232	17,080
Book value per share of common stock	$17.84	$20.29
Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements, for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	September 30, 2023	December 31, 2022
Common stockholders' equity	$307,410	$346,474
Redeemable noncontrolling interests in the OP	89,148	96,501
Total equity	$396,558	$442,975

Redeemable OP Units at period end	5,038	5,038
Shares of common stock outstanding at period end	17,232	17,080
Combined shares of common stock and redeemable OP Units	22,270	22,118
Combined book value per share / unit	$17.81	$20.03
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, a multifamily property, MSCR Notes and mortgage backed securities with a combined unpaid principal balance of $2.0 billion as of September 30, 2023 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of September 30, 2023 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	SFR Loans
1	Senior loan	2/11/2020	$508,700		$69,689	Various	Single-family	4.65%	4.42%	4.93
2	Senior loan	2/11/2020	9,832		1,462	Various	Single-family	5.35%	5.25%	4.34
3	Senior loan	2/11/2020	10,045		1,386	Various	Single-family	5.30%	5.04%	4.93
4	Senior loan	2/11/2020	5,386		737	Various	Single-family	5.24%	4.96%	5.01
5	Senior loan	2/11/2020	51,304		6,502	Various	Single-family	4.74%	4.62%	2.01
6	Senior loan	2/11/2020	9,494		1,286	Various	Single-family	6.10%	5.74%	5.01
7	Senior loan	2/11/2020	36,319		4,782	Various	Single-family	5.55%	5.18%	5.09
8	Senior loan	2/11/2020	5,645		766	Various	Single-family	5.99%	5.63%	5.18
9	Senior loan	2/11/2020	8,676		1,223	Various	Single-family	5.88%	5.58%	5.26
10	Senior loan	2/11/2020	6,218		810	Various	Single-family	4.83%	4.81%	0.34
11	Senior loan	2/11/2020	7,200		1,022	Various	Single-family	5.34%	5.10%	5.35
12	Senior loan	2/11/2020	6,501		927	Various	Single-family	5.46%	5.22%	5.42
13	Senior loan	2/11/2020	10,523		1,450	Various	Single-family	4.72%	4.63%	2.42
	Total		675,843		92,042			4.79%	4.57%	4.64

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020	22,624	(5)	8,032	Various	Multifamily	9.76%	9.77%	2.41

2	CMBS B-Piece	2/11/2020		28,581	(5)	10,292	Various	Multifamily	10.92%	10.91%	3.16
3	CMBS B-Piece	4/23/2020		81,999	(5)	23,543	Various	Multifamily	3.62%	5.36%	6.41
4	CMBS B-Piece	7/30/2020		16,906	(5)	5,747	Various	Multifamily	14.22%	14.22%	3.74
5	CMBS B-Piece	8/6/2020		108,643	(5)	20,826	Various	Multifamily	0.00%	9.28%	6.74
6	CMBS B-Piece	4/20/2021		29,306	(5)	9,990	Various	Multifamily	11.35%	11.35%	7.41
7	CMBS B-Piece	6/30/2021		108,305	(5)	26,800	Various	Multifamily	0.00%	10.38%	3.25
8	CMBS B-Piece	5/2/2022		33,327	(5)	9,982	Various	Multifamily	4.35%	4.68%	15.16
9	CMBS B-Piece	7/28/2022		63,399	(5)	22,706	Various	Multifamily	10.35%	10.35%	5.82
	Total			493,090		137,918			4.47%	9.11%	5.90

	CMBS I/O Strip
1	CMBS I/O Strip	5/18/2020		17,590	(6)	438	Various	Multifamily	2.09%	15.13%	23.00
2	CMBS I/O Strip	8/6/2020		108,643	(6)	5,005	Various	Multifamily	3.08%	18.00%	6.74
3	CMBS I/O Strip	4/28/2021	(7)	64,609	(6)	1,054	Various	Multifamily	1.71%	18.36%	6.33
4	CMBS I/O Strip	5/27/2021		20,000	(6)	1,031	Various	Multifamily	3.50%	17.77%	6.65
5	CMBS I/O Strip	6/7/2021		4,266	(6)	113	Various	Multifamily	2.39%	22.06%	5.16
6	CMBS I/O Strip	6/11/2021	(8)	109,072	(6)	2,042	Various	Multifamily	1.32%	16.11%	5.65
7	CMBS I/O Strip	6/24/2021		25,630	(6)	235	Various	Multifamily	1.28%	19.34%	6.65
8	CMBS I/O Strip	8/10/2021		25,000	(6)	542	Various	Multifamily	1.96%	18.03%	6.57
9	CMBS I/O Strip	8/11/2021		6,942	(6)	350	Various	Multifamily	3.20%	15.30%	7.82
10	CMBS I/O Strip	8/24/2021		1,625	(6)	227	Various	Multifamily	2.70%	16.21%	7.33
11	CMBS I/O Strip	9/1/2021		34,625	(6)	3,400	Various	Multifamily	2.04%	17.47%	6.74
12	CMBS I/O Strip	9/11/2021		20,902	(6)	3,518	Various	Multifamily	3.05%	15.24%	7.99
	Total			438,904		17,955			2.16%	17.35%	7.11

	Mezzanine
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	11.00%	0.75
2	Mezzanine	10/20/2020		5,470		2,253	Wilmington, DE	Multifamily	7.50%	7.32%	5.59
3	Mezzanine	10/20/2020		10,380		4,301	White Marsh, MD	Multifamily	7.42%	7.23%	7.76
4	Mezzanine	10/20/2020		14,253		5,892	Philadelphia, PA	Multifamily	7.59%	7.40%	5.67
5	Mezzanine	10/20/2020		3,700		1,521	Daytona Beach, FL	Multifamily	7.83%	7.65%	5.01
6	Mezzanine	10/20/2020		12,000		4,971	Laurel, MD	Multifamily	7.71%	7.51%	7.51
7	Mezzanine	10/20/2020		3,000		1,243	Temple Hills, MD	Multifamily	7.32%	7.13%	7.84
8	Mezzanine	10/20/2020		1,500		622	Temple Hills, MD	Multifamily	7.22%	7.03%	7.84
9	Mezzanine	10/20/2020		5,540		2,282	Lakewood, NJ	Multifamily	7.33%	7.16%	5.59
10	Mezzanine	10/20/2020		6,829		2,810	Rosedale, MD	Multifamily	7.53%	7.36%	5.26
11	Mezzanine	10/20/2020		3,620		1,500	North Aurora, IL	Multifamily	7.42%	7.23%	7.76
12	Mezzanine	10/20/2020		9,610		3,982	Cockeysville, MD	Multifamily	7.42%	7.23%	7.76
13	Mezzanine	10/20/2020		7,390		3,062	Laurel, MD	Multifamily	7.42%	7.23%	7.76
14	Mezzanine	10/20/2020		2,135		878	Tyler, TX	Multifamily	7.74%	7.56%	5.01
15	Mezzanine	10/20/2020		1,190		490	Las Vegas, NV	Multifamily	7.71%	7.53%	5.42
16	Mezzanine	10/20/2020		3,310		1,364	Atlanta, GA	Multifamily	6.91%	6.75%	5.76
17	Mezzanine	10/20/2020		2,880		1,185	Des Moines, IA	Multifamily	7.89%	7.71%	5.09
18	Mezzanine	10/20/2020		4,010		1,649	Urbandale, IA	Multifamily	7.89%	7.71%	5.09
19	Mezzanine	11/18/2021		12,600		12,502	Irving, TX	Multifamily	16.27%	16.40%	5.18
20	Mezzanine	12/29/2021		7,760		7,709	Rogers, AR	Multifamily	16.27%	16.38%	1.28
21	Mezzanine	6/9/2022		4,500		4,473	Rogers, AR	Multifamily	16.01%	16.11%	1.69
22	Mezzanine	10/5/2022	(9)	4,030		3,996	Kirkland, WA	Multifamily	16.01%	16.15%	4.26
	Total			133,207		76,185			9.60%	9.49%	5.55

	Preferred Equity
1	Preferred Equity	5/29/2020	(10)	11,698		11,698	Houston, TX	Multifamily	11.00%	11.00%	6.59
2	Preferred Equity	9/29/2021		9,268		9,252	Holly Springs, NC	Life Science	10.00%	10.02%	1.00

3	Preferred Equity	10/26/2021		9,750	9,712	Atlanta, GA	Multifamily	11.00%	11.04%	1.10
4	Preferred Equity	12/28/2021	(11)	14,823	14,823	Las Vegas, NV	Multifamily	10.50%	10.50%	8.42
5	Preferred Equity	1/14/2022		22,802	22,805	Vacaville, CA	Life Science	10.00%	10.00%	1.00
6	Preferred Equity	4/7/2022	(12)	4,000	3,966	Beaumont, TX	Self-Storage	15.27%	15.40%	6.93
7	Preferred Equity	6/8/2022		4,000	3,966	Temple, TX	Self-Storage	14.55%	14.68%	6.93
8	Preferred Equity	7/1/2022	(13)	9,000	8,930	Medley, FL	Self-Storage	11.00%	11.09%	3.75
9	Preferred Equity	8/10/2022		8,500	8,443	Plano, TX	Multifamily	16.10%	16.21%	1.95
10	Preferred Equity	9/30/2022		9,000	8,936	Fort Worth, TX	Multifamily	15.01%	15.12%	2.01
11	Preferred Equity	10/19/2022		18,174	18,184	Woodbury, MN	Life Science	10.00%	9.99%	1.00
12	Preferred Equity	2/10/2023		20,900	20,769	Forney, TX	Multifamily	11.00%	11.07%	1.37
13	Preferred Equity	2/24/2023		14,200	14,115	Richmond, VA	Multifamily	11.00%	11.07%	1.37
14	Preferred Equity	4/6/2023		22,945	22,936	Temecula, CA	Life Science	17.50%	17.51%	1.00
15	Preferred Equity	5/16/2023	(14)	3,920	3,882	Phoenix, AZ	Single-family	13.50%	13.63%	3.58
16	Preferred Equity	5/17/2023	(15)	4,192	4,150	Houston, TX	Life Science	13.00%	13.13%	2.67
	Total			187,172	186,567			12.18%	12.22%	2.58

	Common Equity
1	Common Stock	11/6/2020		N/A	33,759	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	26,950	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A	—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A	—	Richmond, VA	Multifamily	N/A	N/A	N/A
5	Common Equity	9/8/2023		N/A	—	Atlanta, GA	Multifamily	N/A	N/A	N/A
	Total				60,709

	Real Estate
1	Real Estate	12/31/2021	(16)	N/A	26,358	Charlotte, NC	Multifamily	N/A	N/A	N/A

	Promissory Note
1	Promissory Note	9/29/2023		5,000	5,000	Dallas, TX	Self-Storage	11.00%	11.00%	1.00

	MSCR Notes
1	MSCR Note	5/25/2022		4,000	2,021	Various	Multifamily	14.79%	14.79%	28.67
2	MSCR Note	5/25/2022		5,000	2,250	Various	Multifamily	11.79%	11.79%	28.67
3	MSCR Note	9/23/2022		1,500	1,305	Various	Multifamily	12.14%	13.34%	28.17
	Total			10,500	5,576			12.98%	13.15%	28.60

	Mortgage Backed Securities
1	Mortgage Backed Securities	6/1/2022		10,074	2,535	Various	Single-family	4.87%	5.03%	2.14
2	Mortgage Backed Securities	6/1/2022		10,419	3,498	Various	Single-family	8.63%	8.93%	2.55
3	Mortgage Backed Securities	7/28/2022		575	266	Various	Single-family	6.23%	6.32%	4.05
4	Mortgage Backed Securities	7/28/2022		1,057	350	Various	Single-family	3.60%	4.15%	4.73
5	Mortgage Backed Securities	9/12/2022		3,927	1,378	Various	Multifamily	11.35%	11.33%	7.33
6	Mortgage Backed Securities	9/29/2022		8,000	7,856	Various	Self-Storage	11.09%	11.11%	3.96
7	Mortgage Backed Securities	3/10/2023		5,747	1,983	Various	Multifamily	13.72%	13.75%	1.41
	Total			39,799	17,866			9.01%	9.15%	3.12
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
(16)Real Estate is a 204-unit multifamily property.
The following table details overall statistics for our portfolio as of September 30, 2023 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Equity Investments	Real Estate Investment
Number of investments	89	26	57	5	1
Principal balance (1)	$1,594,353	$328,956	$1,265,397	N/A	N/A
Carrying value	$1,633,287	$325,879	$1,188,136	$60,709	$58,563
Weighted-average cash coupon	5.92%	10.01%	4.86%	N/A	N/A
Weighted-average all-in yield	6.90%	12.44%	5.38%	N/A	N/A
(1)Cost is used in lieu of principal balance for CMBS I/O Strips.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, potential obligations to purchase up to $30.9 million of the Preferred Units (defined below) and dividend requirements for the twelve-month period following September 30, 2023.
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
Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:
Freddie Mac Credit Facilities
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the

Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of September 30, 2023, the outstanding balance on the Credit Facility was $617.6 million.
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
As discussed in Note 9 to our consolidated financial statements, in connection with our CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $298.0 million under our repurchase agreements and posted approximately $853.6 million par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender as described in our Annual Report.
The table below provides additional details regarding recent borrowings under the master repurchase agreements (dollars in thousands):

	September 30, 2023
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	298,009	298,009	N/A	(5)	7.23%	0.1	853,574	434,890	425,949	6.6
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
At-The-Market Offering
On March 15, 2022, the Company, the OP and the Manager separately entered into the 2022 Equity Distribution Agreements with the 2022 Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the 2022 ATM Program. The 2022 Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of September 30, 2023, pursuant to the 2022 Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the 2022 ATM Program, see Note 11 to our consolidated financial statements.

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
LIBOR Transition
Following June 30, 2023, all of the U.S. Dollar London Interbank Offered Rate ("LIBOR") settings have ceased to be provided by any administrator and are no longer representative. Approximately 13.3% of our portfolio by unpaid principal balance as of September 30, 2023 pays interest at a variable rate that is tied to the Secured Overnight Financing Rate ("SOFR”), and it is anticipated that future investments we make may have variable interest rates tied to SOFR. As of June 30, 2023, the Company received LIBOR transition notices under its loan agreements tied to LIBOR stating such loans will transition to SOFR on the first adjustment date subsequent to June 30, 2023. As of September 30, 2023, the transition has had an immaterial effect on the effected loans' interest rates. Any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments and result in mismatches with the interest rate of investments that we are financing.
Other Potential Sources of Financing
We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of September 30, 2023, our cash and cash equivalents were $12.9 million.
Cash Flows
The following table presents selected data from our Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$28,428	$58,795
Net cash provided by investing activities	639,485	713,195
Net cash (used in) financing activities	(675,341)	(774,041)
Net decrease in cash, cash equivalents and restricted cash	(7,428)	(2,051)
Cash, cash equivalents and restricted cash, beginning of period	20,347	33,232
Cash, cash equivalents and restricted cash, end of period	$12,919	$31,181
Cash flows from operating activities. During the nine months ended September 30, 2023, net cash provided by operating activities was $28.4 million, compared to net cash provided by operating activities of $58.8 million for the nine months ended September 30, 2022. This decrease was due to an increase in provision for credit losses and a decrease in unrealized losses on investments held at fair value.
Cash flows from investing activities. During the nine months ended September 30, 2023, net cash provided by investing activities was $639.5 million, compared to net cash provided by operating activities of $713.2 million for the nine months ended September 30, 2022. This decrease was primarily driven by the decrease in proceeds from payments on mortgage loans held in variable interest entities.

Cash flows from financing activities. During the nine months ended September 30, 2023, net cash used in financing activities was $675.3 million, compared to net cash used in financing activities of $774.0 million for the nine months ended September 30, 2022. This decrease was primarily driven by the decrease in distributions to bondholders of VIEs.
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
We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared the second regular quarterly dividend of 2023 to common stockholders of $0.50 per share on April 24, 2023, which was paid on June 30, 2023, to common stockholders of record as of June 15, 2023. Our Board declared the third regular quarterly dividend to common stockholders of $0.50 per share on July 24, 2023, which was paid on September 29, 2023, to stockholders of record as of September 15, 2023. Our Board also declared a special dividend to common stockholders of $0.185 per share on April 24, 2023, which was paid on June 30, 2023, to common stockholders of record as of June 15, 2023. Our Board also declared a special dividend to common stockholders of $0.185 per share on July 24, 2023, which was paid on September 29, 2023, to common stockholders of record as of September 15, 2023. On December 15, 2022, our Board declared a preferred stock dividend of $0.53125 per share, which was paid on January 25, 2023 to preferred stockholders of record as of January 13, 2023. On February 22, 2023, our Board declared a preferred stock dividend of $0.53125 per share, which was paid on April 25, 2023 to preferred stockholders of record as of April 13, 2023. On June 13, 2023, our Board declared a dividend to preferred stockholders of $0.53125 per share, which was paid on July 25, 2023 to preferred stockholders of record as of July 13, 2023.
Off-Balance Sheet Arrangements
As of September 30, 2023, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with the Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and one promissory note in an aggregate principal amount of approximately $49.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of REIT Sub under the guaranties is approximately $83.8 million. As of September 30, 2023, the Company owns approximately 25.7% of the total outstanding shares of common stock of NSP.
Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. On September, 22, 2023, the issuer exercised its right to extend the final obligation date to purchase any additional Preferred Units to September 29, 2024. As of September 30, 2023, the Company may have the obligation to fund an additional $6.6 million by September 29, 2024, which the issuer may extend for up to one year at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. Upon the redemption of any Preferred Units and if the parties agree, the remaining amount to be funded by the Company may be increased by the aggregate purchase price of the redeemed Preferred Units. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve MOIC equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of September 30, 2023, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units other than under the existing commitment is considered remote for the three months ended September 30, 2023.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of REIT Sub under the guaranties is approximately $83.8 million. As of September 30, 2023, the Company owns approximately 25.7% of the total outstanding shares of common stock of NSP.
The Company provides certain guarantees in connection with the NSP Sponsor Guaranty Agreement. See Note 14 to our Consolidated Financial Statements for further details.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $20.1 million was unfunded as of September 30, 2023. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% IRR hurdle as shown below. There was no value ascribed to the common interest as of September 30, 2023. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:

•0% to the Company and 100% to issuer up to a 20.0% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, of which $9.4 million was unfunded as of September 30, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.3 million was unfunded as of September 30, 2023.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, of which $16.1 million was unfunded as of September 30, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.3 million was unfunded as of September 30, 2023.
The table below shows the Company's unfunded commitments by investment type as of September 30, 2023 and December 31, 2022 (in thousands):

Investment Type	September 30, 2023	December 31, 2022
	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$52,200	$25,000
Common Equity	6,600	—
	$58,800	$25,000
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
We adopted the guidance as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The allowance for loan and lease losses reserve as of December 31, 2022, was $0.7 million and the CECL reserve as of January 1, 2023, is $2.3 million. As such, the cumulative effect of adoption of ASU 2016-13 is a $1.6 million reduction in retained earnings. The provision for credit losses of $6.3 million and $6.2 million for the three and nine months ended September 30, 2023 is included in other income on the accompanying Consolidated Statements of Operations, resulting in a September 30, 2023 ending allowance for credit loss of $8.5 million.
Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.
Valuation of Common Equity
As of September 30, 2023, the Company owns approximately 25.7% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the nine months ended September 30, 2023, the unrealized loss related to the change in fair value estimate is $16.6 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.
As of September 30, 2023, the Company owns approximately 6.36% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the nine months ended September 30, 2023, the unrealized loss related to the change in fair value estimate is $0.9 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.
As of September 30, 2023, the Company owns approximately 98.0% of the total outstanding common equity of each of RFGH and RTB. The Company holds RFGH and RTB based on the Company's proportionate share of income (losses) for the three and nine months ended September 30, 2023. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity method investments RFGH and RTB.
Considerations Related to Tightening Monetary Policy

The macroeconomic environment remains challenging as central banks have continued to rapidly raise interest rates. The rising rate environment, coupled with large bank failures in early 2023 and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.
REIT Tax Election
We elected to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2023 and September 30, 2022. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weakness described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2022 (the "Material Weakness"), to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management nonetheless determined that the consolidated financial statements and related financial information included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP. Management’s determination is based on a number of factors, including, but not limited to, management’s performance of additional analysis and other post-closing procedures as of and for the three months ended September 30, 2023.
Remediation Plan
Management is committed to implementing changes to our internal control over financial reporting to ensure that the Material Weakness is remediated. We have evaluated the impact of the Material Weakness and have implemented the following changes:
We implemented a pre-close and post-close acquisition checklist for proposed investments. The pre-close checklist includes a formal accounting analysis and review of the contract terms and structure of the proposed investment. Subsequently, after a transaction closes, accounting personnel will obtain the final executed documents and compare and review for any changes to initial accounting conclusions reached in the pre-check review. Any differences will be corrected prior to the quarter close. Management believes that this control will prevent the conditions that led to the Material Weakness.
While we believe that these actions will remediate the Material Weakness, as of September 30, 2023, the corrective processes had not been in place for a sufficient period of time for evaluation.

Until the remediation steps set forth above, including evaluation and any additional measures we may take, are fully implemented and concluded to be operating effectively for a sufficient period of time, the Material Weakness will not be considered remediated.
Changes in Internal Control over Financial Reporting
Other than ongoing remediation to address the Material Weakness in internal control over financial reporting described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 9, 2023 (the “Separation Date”), Matt Goetz resigned from his position as Senior VP-Investments and Asset Management of the Company. Mr. Goetz’s resignation is not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.
In connection with his resignation from the Company and its affiliates, Mr. Goetz and the Company, the Manager, NexPoint Advisors, L.P. (“NREA”), NexPoint Residential Trust, Inc. (“NXRT”), NexPoint Real Estate Advisors, L.P., NexPoint Diversified Real Estate Trust (“NXDT”), NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc. (“VineBrook”), and NexPoint Real Estate Advisors V, L.P. entered into a Separation Agreement, dated November 9, 2023 (the “Separation Agreement”). Pursuant to the Separation Agreement, NREA will subsidize Mr. Goetz’s COBRA premium for a period of twelve months and 72,675 restricted stock units granted to Mr. Goetz by the Company will immediately vest as of the Separation Date and will settle on the original scheduled vesting dates, subject to Mr. Goetz’s continued compliance with existing restrictive covenants. In addition, pursuant to the Separation Agreement, 11,453 restricted stock units granted to Mr. Goetz by NXRT, 11,300 restricted share units granted to Mr. Goetz by NXDT and 4,279 restricted stock units granted to Mr. Goetz by VineBrook will immediately vest as of the Separation Date and will settle on the original scheduled vesting dates, subject to Mr. Goetz’s continued compliance with existing restrictive covenants. The approximate value of the restricted stock units of the Company that are vesting on the Separation Date is $1.2 million and the approximate value of the aggregate restricted stock units of the Company, NXRT, NXDT and VineBrook that are vesting on the Separation Date is $2 million.
The Separation Agreement additionally contains, among other things, mutual non-disparagement provisions and a mutual release of claims by Mr. Goetz and the Company.
In connection with the Separation Agreement, Mr. Goetz, the Company, NXRT, NXDT and VineBrook entered into a vesting agreement pursuant to which, among other things, the award agreements between Mr. Goetz and the Company relating to his restricted stock unit grants were amended to account for his separation and accelerated vesting of a portion of his outstanding restricted stock unit grants pursuant to the Separation Agreement.

The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1*
Separation Agreement, dated as of November 9, 2023, by and among NexPoint Advisors, L.P., NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., NexPoint Real Estate Advisors V, L.P. and Matthew Goetz

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
NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President (Principal Executive Officer)	November 13, 2023
Jim Dondero

/s/ Brian Mitts	Director, Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 13, 2023
Brian Mitts