Form 10-K
period 2023-12-31
NexPoint Real Estate Finance, Inc.
filed 2024-03-22
CIK 1786248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2023, was approximately $269,000,000.00.
As of March 20, 2024, the registrant had 17,593,244 shares of its common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2024 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

i

NEXPOINT REAL ESTATE FINANCE, INC.
Form 10-K
Year Ended December 31, 2023

Cautionary Statement Regarding Forward-Looking Statements
This annual report ("Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report are based on management’s then-current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” "could," “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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

•Risks associated with pandemics, including unpredictable variants and the future outbreak of other highly infectious or contagious diseases;
•Risks associated with the Highland Bankruptcy (as defined below), including related litigation and potential conflicts of interest; and
•Any other risks included under the heading "Risk Factors," in this Annual Report
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

PART I
Item 1. Business
General
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage REIT incorporated in Maryland on June 7, 2019 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), multifamily structured credit risk notes (“MSCR Notes”) and mortgage backed securities, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas (“MSAs”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2023, the Company held approximately 83.82% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its three subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13 to our consolidated financial statements).
The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance OP GP, LLC (the “OP GP”) is the sole general partner of the OP. In addition to OP Units, the Company holds all 2,000,000 of the issued and outstanding 8.50% Series A Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series A Preferred Units”) and all 427,218 of the issued and outstanding 9.00% Series B Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series B Preferred Units”) as of December 31, 2023. The Series A Preferred Units have economic terms that are substantially the same as the terms of our 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and the Series B Preferred Units have economic terms that are substantially the same as the terms of our 9.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). The Series A Preferred Units and the Series B Preferred Units rank, as to distributions and upon liquidation, senior to OP Units.
The Company commenced operations on February 11, 2020 upon the closing of its initial public offering of shares of its common stock (the “IPO”). Prior to the closing of the IPO, the Company engaged in a series of transactions through which it acquired an initial portfolio consisting of senior pooled mortgage loans backed by SFR properties (the “SFR Loans”), the junior most bonds of multifamily CMBS securitizations (the “CMBS B-Pieces”), mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes (the “Initial Portfolio”). The Initial Portfolio was acquired from affiliates (the “Contribution Group”) of our Sponsor, pursuant to a contribution agreement with the Contribution Group through which the Contribution Group contributed their interest in the Initial Portfolio to special purpose entities (“SPEs”) owned by the Subsidiary OPs, in exchange for SubOP Units (the “Formation Transaction”). Subsequent to the Formation Transaction, the Company has continued to invest in asset types and real estate sectors within the Initial Portfolio and expanded to include additional asset types and real estate sectors.
The Company is externally managed through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, that renewed on February 6, 2024 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.
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

2023 Highlights
Key highlights and transactions completed in 2023 include the following:
Acquisitions and Originations
The Company acquired or originated the following investments through the Subsidiary OPs in the year ended December 31, 2023. The amounts in the table below are as of the purchase or investment date unless otherwise specified:

Investment	Property Type	Investment Date	Outstanding Principal Amount		Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Preferred Equity	Multifamily	1/9/2023	$1,166,000		100.0%	11.00%	11.00%	5/1/2030	Fixed Rate
Preferred Equity	Life Science	1/12/2023	1,005,025		99.8%	10.00%	10.02%	9/29/2023	Fixed Rate
Preferred Equity	Multifamily	2/10/2023	14,000,000		99.0%	11.00%	11.11%	2/10/2025	Fixed Rate
Common Stock	Multifamily	2/10/2023	500,000		100.0%	N/A	N/A	N/A	N/A
Preferred Equity	Multifamily	2/24/2023	11,200,000		99.0%	11.00%	11.11%	2/10/2025	Fixed Rate
Common Stock	Multifamily	2/24/2023	500,000		100.0%	N/A	N/A	N/A	N/A
Preferred Equity	Life Science	3/3/2023	1,710,553		100.0%	10.00%	10.00%	9/29/2023	Fixed Rate
FREMF 2018-KF44	Multifamily	3/10/2023	5,746,955		99.8%	13.07%	13.10%	2/25/2025	Floating Rate
Preferred Equity	Life Science	4/6/2023	21,105,528		100.0%	10.00%	17.50%	9/29/2023	Fixed Rate
Preferred Equity	Multifamily	5/25/2023	228,365		100.0%	11.00%	11.00%	5/1/2030	Fixed Rate
Preferred Equity	Single-family	6/12/2023	1,200,000		99.0%	13.25%	13.38%	4/28/2027	Floating Rate
Preferred Equity	Life Science	6/14/2023	3,950,391		99.0%	13.00%	13.13%	8/17/2024	Fixed Rate
Preferred Equity	Life Science	7/11/2023	241,528		99.0%	13.00%	13.13%	6/1/2026	Fixed Rate
Preferred Equity	Single-family	7/14/2023	2,720,000		99.0%	13.50%	13.64%	4/28/2027	Floating Rate
Preferred Equity	Multifamily	7/27/2023	6,900,000		99.0%	11.00%	11.11%	2/10/2025	Floating Rate
Preferred Equity	Multifamily	8/16/2023	303,841		100.0%	11.00%	11.00%	5/1/2030	Fixed Rate
Preferred Equity	Multifamily	8/24/2023	3,000,000		99.0%	11.00%	11.11%	2/10/2025	Floating Rate
Common Equity	Multifamily	8/28/2023	500,000		100.0%	N/A	N/A	N/A	N/A
Common Equity	Multifamily	8/28/2023	500,000		100.0%	N/A	N/A	N/A	N/A
Common Equity	Multifamily	9/8/2023	846,511		66.7%	N/A	N/A	N/A	N/A
Preferred Equity	Life Science	9/27/2023	3,173,932		99.5%	10.00%	10.05%	9/29/2024	Fixed Rate
Promissory Note	Self-Storage	9/29/2023	5,000,000		100.0%	11.00%	11.00%	9/29/2024	Fixed Rate
Real Estate	Multifamily	12/31/2021	590,817	(2)	100.0%	N/A	N/A	N/A	N/A
Preferred Equity	Multifamily	1/14/2022	552,764		99.5%	10.00%	10.05%	9/29/2024	Fixed Rate
Preferred Equity	Single-family	5/16/2023	3,230,000	(3)	99.0%	13.50%	13.64%	4/28/2027	Floating Rate
Preferred Stock	Multifamily	11/9/2023	15,273,841	(4)	95.0%	11.00%	11.58%	N/A	Fixed Rate
Preferred Equity	Multifamily	2/24/2023	5,000,000	(5)	99.0%	11.00%	11.11%	2/10/2025	Fixed Rate
Preferred Equity	Multifamily	2/10/2023	6,000,000	(5)	99.0%	11.00%	11.11%	2/10/2025	Fixed Rate
Preferred Equity	Life Science	10/19/2022	1,733,668		99.5%	10.00%	10.05%	9/29/2024	Fixed Rate
			$117,879,719
(1)Current yield and coupon as of December 31, 2023.
(2)Includes additional investments made on October 2, 2023
(3)Includes additional investments made on October 10, 2023, November 27, 2023, and December 28, 2023.
(4)Includes investments made on November 9, 2023, and December 27, 2023.
(5)Includes additional investments made on October 13, 2023, November 15, 2023, and December 12, 2023.

We exercised our right to replace the manager of one property in the year ended December 31, 2023, and due to our preferred equity and common equity interests in the property, we are required to consolidate the property in our consolidated financial statements herein. Details of the property are in the table below (dollars in thousands):

Property Name	Location	Date of Takeover	Fair Value of Real Estate	Fair Value of Mortgage Debt	# Units	Effective Ownership
Alexander at the District	Atlanta, GA	10/10/2023	$68,840	$63,500	280	100%
Redemptions and Sales
The following investments were redeemed or sold during the year ended December 31, 2023:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment (1)
Preferred Equity	Multifamily	12/28/2021	1/13/2023	$6,758,707	$6,758,707	$—	$—
Preferred Equity	Multifamily	12/28/2021	2/16/2023	1,490,000	1,490,000	—	—
Preferred Equity	Multifamily	12/28/2021	3/24/2023	3,206,618	3,206,618	—	—
Mezzanine Loan	Multifamily	1/21/2021	3/24/2023	24,681,963	24,844,117	—	162,154
Preferred Equity	Multifamily	12/28/2021	4/25/2023	1,292,054	1,292,054	—	—
Preferred Equity	Multifamily	12/28/2021	5/17/2023	1,915,695	1,915,695	—	—
SFR Loan	Single-family	2/11/2020	5/25/2023	5,543,934	5,148,347	457,889	62,302
SFR Loan	Single-family	2/11/2020	6/25/2023	5,545,153	5,356,022	—	(189,131)
Preferred Equity	Multifamily	12/28/2021	6/26/2023	3,000,000	3,000,000	—	—
Preferred Equity	Multifamily	12/28/2021	8/4/2023	3,470,504	3,470,504	—	—
Preferred Equity	Multifamily	12/28/2021	9/12/2023	64,635	64,635	—	—
CMBS B-Piece	Multifamily	12/9/2021	9/27/2023	45,411,874	44,787,461	—	(624,413)
Preferred Equity	Multifamily	12/28/2021	10/4/2023	977,895	977,895	—	—
Preferred Equity	Multifamily	11/28/2021	10/10/2023	9,712,723	5,210,723	—	(4,502,000)
Preferred Equity	Multifamily	12/28/2021	10/17/2023	238,781	238,781	—	—
Promissory Note	Self-Storage	9/29/2023	10/27/2023	5,000,000	5,044,306	—	44,306
Preferred Equity	Multifamily	12/28/2021	11/7/2023	1,749,667	1,749,667	—	—
Senior loan	Single-family	2/11/2020	11/25/2023	6,091,460	6,093,723	—	2,263
Preferred Equity	Multifamily	12/28/2021	12/6/2023	480,000	480,000	—	—
Senior loan	Single-family	2/11/2020	12/26/2023	7,104,762	7,106,558	369,144	370,940
Senior loan	Single-family	2/11/2020	12/26/2023	15,977,554	16,337,130	163,371	522,947
				$149,713,980	$144,572,944	$990,404	$(4,150,633)
(1)Net Gains (Losses) on repayment are generally attributable to acceleration of premiums net of any prepayment penalties assessed.
Repurchase Agreement Financing
As described further below, the Company entered into a master repurchase agreement in April 2020. The table below provides additional details regarding borrowings under the master repurchase agreement as of December 31, 2023 (dollars in thousands):

	December 31, 2023
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	303,514	303,514	N/A	(5)	7.26%	0.0	931,296	470,761	464,888	6.4
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

Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its newly designated Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the Holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company’s charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the New York Stock Exchange (“NYSE”) or another national securities exchange or automated quotation system. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or March 14, 2025 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by Board in its sole discretion. The Board may elect to terminate this offering at any time. As of December 31, 2023, the Company has issued 427,218 shares of Series B Preferred Stock for gross proceeds of $10.5 million in this offering.
Notes Offering
On November 15, 2023, the Company issued an additional $15.0 million in aggregate principal amount of its 5.75% Senior Unsecured Notes (the “5.75% Notes”) at a price equal to 92.0% par value, including accrued interest, for proceeds of approximately $13.6 million after original issue discount and underwriting fees. As of December 31, 2023, there was $180.0 million in aggregate principal amount of the 5.75% Notes outstanding.
At-the-Market-Program
On March 15, 2022, the Company, the OP and the Manager entered into separate equity distribution agreements (the “2022 Equity Distribution Agreements”) with each of Raymond James & Associates, Inc. ('Raymond James'), Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the “Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “2022 ATM Program”). The 2022 Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a Sales Agent acting as a Sales Agent or directly to the Sales Agent acting as principal for its own account at a price agreed upon at the time of sale. As of December 31, 2023, pursuant to the 2022 Equity Distribution Agreements, the Company had sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the 2022 ATM Program, see Note 11 to our consolidated financial statements.
Share Repurchase Program
On March 9, 2020, the Board authorized a share repurchase program (the “Prior Share Repurchase Program”) through which the Company could repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock, par value $0.01 per share (the "common stock"), during a two-year period that expired on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Prior Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company could utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value (“NAV”) per share. Repurchases under this program could be discontinued at any time. From inception through expiration, the Company repurchased 327,422 shares of its common stock, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period in which the repurchases were made. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987.
On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock during a two-year period set to expire on February 22, 2025. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. As of December 31, 2023, the Company had not made any purchases under the Share Repurchase Program.
Freddie Mac Credit Facility
During 2023, the Company made payments under a Credit Facility (defined below) assumed by the Company as part of the Formation Transaction in the amount of $38.3 million. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP and secured by senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). The guarantors are subject to minimum net worth liquidity covenants. The Company’s borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. No additional borrowings can be made under the Credit Facility. As of December 31, 2023, the outstanding balance on the Credit Facility was $590.3 million.
Convertible Promissory Note
On October 18, 2022, the Company, through a subsidiary, borrowed $6.5 million from NFRO REIT Sub, LLC (the “Holder”) and issued $6.5 million aggregate amount of a 7.50% note to the Holder maturing on October 18, 2027. Beginning on January 1, 2023 through June 30, 2027, the Holder may elect to convert all or any part of the outstanding principal and accrued but unpaid interest due, and all other amounts due and payable to the Holder thereunder or in connection therewith, into equity interests of an affiliate of the borrower. As of the date hereof, the Holder has not elected to convert all or any part of the outstanding principal and accrued but unpaid interest or other amounts due and payable to Holder thereunder into equity interests of an affiliate of the borrower.
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, multifamily properties, MSCR Notes and mortgage backed securities with a combined unpaid principal balance of $1.9 billion at December 31, 2023 and assumes the assets and liabilities of the ten

Freddie Mac K-Series securitization entities (the “CMBS Entities”) are not consolidated. For more information about the CMBS Entities, see Note 2 to our consolidated financial statements.
Our portfolio, based on total unpaid principal balance as of December 31, 2023, excluding the consolidation of the CMBS B-Pieces, as described further below, is approximately 41.6% SFR Loans, approximately 31.4% multifamily CMBS B-Pieces, approximately 2.7% CMBS I/O Strips, approximately 8.6% mezzanine loans, approximately 12.6% preferred equity investments, approximately 0.7% MSCR Notes, and approximately 2.6% mortgage backed securities. Total liabilities, excluding the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio are approximately $590.3 million, approximately $251.1 million, approximately $27.5 million, approximately $59.3 million, approximately $0.0 million, approximately $0.0 million and approximately $0.0 million, respectively. Our CMBS B-Piece investments as a percentage of total assets, excluding the consolidation of the CMBS B-Pieces, reflects the assets that we actually own. However, in accordance with the applicable accounting standards, we consolidate all of the assets and liabilities of the trusts that issued the CMBS B-Pieces that we own which we are deemed to control.
Our portfolio, based on total unpaid principal balance as of December 31, 2023, including the consolidation of the CMBS B-Pieces, is approximately 9.6% SFR Loans, approximately 84.2% multifamily CMBS B-Pieces, approximately 0.6% CMBS I/O Strips, approximately 2.0% mezzanine loans, approximately 2.9% preferred equity investments, approximately 0.2% MSCR Notes, and approximately 0.6% mortgage backed securities. Total liabilities, including the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio are approximately $590.3 million, approximately $5.3 billion, approximately $27.5 million, approximately $59.3 million, approximately $0.0 million, approximately $0.0 million and approximately $0.0 million, respectively.
Our portfolio, based on net equity as of December 31, 2023, is approximately 13.5% SFR Loans, approximately 21.4% multifamily CMBS B-Pieces, approximately 2.1% CMBS I/O Strips, approximately 11.9% mezzanine loans, approximately 30.5% preferred equity investments, approximately 9.6% common equity investments, approximately 2.3% preferred stock investments, approximately 4.8% multifamily property real estate, approximately 0.8% MSCR Notes, and approximately 2.9% mortgage backed securities. Net equity represents the carrying value less our leverage on the asset.
As a whole, we believe our portfolio of investments have a relatively low risk profile: 89.9% of the underlying properties in our portfolio are stabilized and have a weighted average occupancy of 91.4%; the portfolio-wide weighted average debt service coverage ratio (“DSCR”) is 1.72; the weighted average loan to value (“LTV”) of our investments is 68.8%; and the weighted average maturity is 5.2 years as of December 31, 2023. These metrics do not reflect our common equity investments in NSP and a private ground lease REIT (the "Private REIT"), our preferred stock investments in IQHQ Inc. or our multifamily properties, shown as real estate investments, net on the Consolidated Balance Sheets, at December 31, 2023. For additional information related to the diversification of the collateral associated with our portfolio, including with respect to interest rate category, underlying property type, investment structure and geography, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."
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
Target Investments
We invest primarily in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and SFR CMBS securitizations (including CMBS B-Pieces and CMBS I/O Strips), MSCR Notes and mortgage backed securities, with a focus on lending or investing in properties that are stabilized or have a light transitional business plan primarily in the multifamily, SFR, self-storage, life science, hospitality and office real estate sectors predominantly in the top 50 MSAs. These investment types are discussed below:
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
•CMBS B-Pieces: We make investments in the junior-most bonds comprising some or all of the BB-rated, B-rated and unrated tranches of CMBS securitization pools. In the CMBS structure, underlying commercial real estate loans are typically aggregated into a pool with the pool issuing and selling different tranches of bonds and securities to different investors. Under the pooling and servicing agreements that govern these securitization pools, the loans are administered by a trustee and servicers, who act on behalf of all CMBS investors, distribute the underlying cash flows to the different classes of securities in accordance with their seniority. Historically, a single investor acquires all of the below-investment grade securities that comprise each CMBS B-Piece. CMBS B-Pieces have been a successful and sought-after securitization program offering a wide-range of residential and multifamily products. As of December 31, 2023, there have been 510 Freddie Mac K-deal issuances for a combined $557.5 billion and 26,246 loans originated and securitized since 2009.
•CMBS I/O Strips: We make investments in CMBS I/O Strips, which are interest only and inverse interest only CMBS securitization that represent the right to the interest component of the cash flow from a pool of mortgage loans of CMBS structured pass-through certificates.
•MSCR Notes: We make investments in MSCR Notes, which are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. MSCR Notes provide an innovative way to add U.S. multifamily housing market exposure while benefiting from Freddie Mac’s industry leading underwriting and credit risk management standards.
•Mortgage Backed Securities: We make investments in mortgage backed securities. Each mortgage backed security consists of a bundle of home loans and other real estate debt bought from issuers. We receive periodic payments similar to bond coupon payments.
•Convertible Notes: We originate or acquire convertible notes. These notes are subordinate to any first mortgage and can be converted into common equity or preferred equity of the borrower.
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
NexPoint Real Estate Advisors VII, L.P.
GP
NexPoint Real Estate Finance Operating Partnership, L.P. ("OP")
NREF Sub OP GP, LLC (GP of Subsidiary Partnerships)
GP
GP
GP
Subsidiary Partnership I
Subsidiary Partnership II
Subsidiary Partnership III
Subsidiary IV
Portfolio
Portfolio
Portfolio
Portfolio

Our Manager
We are externally managed by our Manager through the Management Agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, that renewed on February 6, 2024 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated. Our Manager conducts substantially all of our operations and provides asset management services for our real estate investments. We expect we will only have accounting employees while the Management Agreement is in effect. All of our investment decisions are made by our Manager, subject to general oversight by our Manager’s investment committee and the Board. Our Manager is wholly owned by our Sponsor. The members of our Manager’s investment committee are James Dondero, Matt McGraner and Brian Mitts.
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
The Management Agreement was renewed on February 6, 2024 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated. We have the right to terminate the Management Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Management Agreement). The Management Agreement can be terminated by us or our Manager without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. Our Manager may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Management Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Management Agreement) unless we provide written consent. A termination fee will be payable to our Manager by us upon termination of the Management Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the average Annual Fee earned by our Manager during the two-year period immediately preceding the most recently completed calendar quarter prior to the effective termination date.
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

Human Capital Disclosure
We are externally managed by our Manager pursuant to the Management Agreement between us and our Manager. All of our executive officers are employees of our Manager or its affiliates. As of December 31, 2023, we had one employee whose salary is 50% allocated to us for reimbursement to our Manager. This employee is an accounting employee. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is an employee's qualifications performance, skills and experience. Our employee is fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.
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
•unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including inflation, high interest rates, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for our stockholders, as well as the risk we make significant changes to our strategies in a market downturn, or fail to do so;
•risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in certain asset classes;
•the exposure of our loans and investments to risks similar to debt-oriented real estate investments generally, including the risk of delinquency, foreclosure and loss in any of our commercial real estate-related investments that are secured, directly or indirectly, by real property;
•fluctuations in interest rate and credit spreads that could reduce our ability to generate income on our loans and investments;
•competition for desirable loans and investments;
•the concentration of our loans and investments in terms of type of interest, geography, asset types and sponsors;
•the risk of downgrade of any credit ratings assigned to our loans and investments;
•the risk that any distressed loans or investments we may make may subject us to bankruptcy risks;
•risks associated with CMBS securitizations and with investments in synthetic form;
•our dependence on information systems and risks associated with breaches of our data security;
•costs associated with being a public company, including compliance with securities laws;
•the risk of adverse impact to our business if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;

•risks associated with pandemics, including the future outbreak of other highly infectious or contagious diseases;
•risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•risks associated with insurance, derivatives or hedging activity, including counterparty risk;
•risks associated with our limited operating history and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Sponsor, members of our Manager’s management team or their affiliates;
•our dependence on our Manager, its affiliates and personnel to conduct our day-to-day operations and identify and realize returns on our loans and investments within very broad investment guidelines and without fiduciary duties to us or a requirement to seek Board approval;
•risks associated with the Manager’s ability to terminate the Management Agreement (as defined below) and risks associated with any potential internalization of our management functions;
•conflicts of interest and competing demands for time faced by our Manager, our Sponsor and their respective affiliates, officers and employees, and other significant potential conflicts of interest including in connection with (i) substantial fees and expenses we pay to our Manager and its affiliates which may increase the risk that you will not earn a profit on your investment and (ii) competition with entities affiliated with our Manager and our Sponsor for investments;
•the risk of failure to maintain our status as a REIT and make required distributions to maintain such status, failure of which may materially limit our cash available for distribution to our stockholders and the risk of failure to maintain our status if values of our real estate investments rapidly change;
•the risk of failure of our OP to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
•compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;
•the risk that certain of our business activities are potentially subject to the prohibited transaction tax and that even if we qualify as a REIT we may be subject to other tax liabilities that may reduce our tax flows and distributions on our capital stock;
•the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•the ability of our Board to revoke our REIT qualification without stockholder approval;
•our ability to change our major policies, operations and targeted investments without stockholder consent and our Board’s issuance of and ability to further issue debt securities or equity securities that may adversely impact the value or priority of or have dilutive effect on shares of our capital stock or discourage a third-party acquisition;
•risks associated with (i) provisions in our governing documents that may limit stockholders’ choice of forum for disputes with us or discourage an acquisition of our securities or a change in control, including stock ownership restrictions and limits and (ii) provisions of Maryland law, including the Maryland General Corporation Law (the “MGCL”), that may limit the ability for a third-party acquisition;
•recent and potential legislative or regulatory changes or other actions with respect to tax, securitization, financial or other matters affecting REITs, the mortgage industry or debt-oriented real estate investments generally;
•the general volatility of the capital and credit markets and the impact on the market for our capital stock;
•the risk that we may not realize gains or income from our investments, that the repayments of our loans and investments may cause our financial performance and returns to investors to suffer or that we may experience a decline in the fair value of our assets;
•risks associated with the Highland Bankruptcy (as defined below), including possible materially adverse consequences on our business, financial condition and results of operations;

•risks associated with holding shares of the Series A Preferred Stock, including limited voting rights, possible volatility in price and trading volume, subordination to our debt, dilution upon future issuances, possible lack of conversion rights on a change of control and the lack of a rating on the Series A Preferred Stock;
•risks associated with holding shares of the Series B Preferred Stock, including limited voting rights, subordination to our debt and dilution upon future issuances;
•risk of failure to generate sufficient cash flows to service outstanding indebtedness or pay distributions on our capital stock at expected levels, and the risk that we may borrow funds or use funds from other sources to pay distributions; and
•risks associated with the concentration of our share ownership.
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
Residential loans are subject to increased risks of loss.
We acquire and manage residential loans, including performing, re-performing, non-performing and business purpose loans and loans that may not meet or conform to the underwriting standards of any government-sponsored enterprise (“GSE”). Residential loans are subject to increased risks of loss. The residential loans we invest in generally are not guaranteed by the federal government or any GSE. Additionally, by directly acquiring residential loans, we do not receive the structural credit enhancements that benefit senior securities of residential mortgage backed securities. A residential loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Many of the loans we own or seek to acquire have been purchased by us at a discount to par value. These residential loans sell at a discount because they generally constitute riskier investments than those selling at or above par value. The residential loans we invest in may be distressed or purchased at a discount because a borrower may have defaulted thereupon, because the borrower is or has been in the past delinquent on paying all or a portion of his obligation under the loan, because the loan may otherwise contain credit quality that is considered to be poor, because of errors by the originator in the loan origination underwriting process or because the loan documentation fails to meet certain standards. In addition, non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. Although we typically expect to receive less than the principal amount or face value of the residential loans that we purchase, the return that we in fact receive thereupon may be less than our investment in such loans due to the failure of the loans to perform or reperform. An economic downturn would exacerbate the risks of the recovery of the full value of the loan or the cost of our investment therein.
Finally, residential loans are also subject to "special hazard" risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower's mortgage debt by a bankruptcy court). In addition, claims may be asserted against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.
Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in or high interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.
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
Macroeconomic trends including inflation, high interest rates or recession may adversely affect our financial condition and results of operations.
Macroeconomic trends, including high inflation and high interest rates, may adversely impact our business, financial condition and results of operations. Inflation could have an adverse impact on G&A expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs, including for labor at the corporate levels. With regard to our multifamily properties, inflationary pressures have increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of tenant defaults and harm our operating results.

The U.S. Federal Reserve began rapidly raising the federal funds rate to decade-high levels in 2022 to combat inflation and restore price stability. In addition, the Federal Reserve began a quantitative tightening program in June of 2022. The combination of these actions resulted in an increase in prevailing interest rates and a flattening of the yield curve. Certain of our investments pay interest at a fixed rate, and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. In addition, to the extent our exposure to increases in or high interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
In addition, these actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine and the Israel-Hamas war add, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur, it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. Should a recession occur, there can be no guarantee that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.
Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.
Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically the Secured Overnight Financing Rate (“SOFR”)). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically SOFR) and, in a declining and/or low interest rate environment, these loans would earn lower rates of interest and this would impact our operating performance. Conversely, in an increasing and/or high interest rate environment, these loans would earn higher rates of interest, which would also impact our operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
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
Approximately 41.6% of our portfolio is in the SFR asset class and approximately 48.9% of the unpaid principal balance in our portfolio is located in Florida and Georgia. In the future, our investments may continue to be concentrated in terms of type of interest (i.e. fixed vs. floating), geography, asset type and sponsors, as we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Therefore, our investments in our target assets are and could in the future be, secured by properties concentrated in a limited number of geographic locations or concentrated in certain property types that are subject to higher risk of default or foreclosure.

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
The illiquidity of certain of our target assets may make it difficult for us to sell such investments if the need or desire arises. Certain target assets such as first-lien mortgage loans, common equity investments, CMBS B-Pieces, CMBS I/O Strips, MSCR Notes, mortgage backed securities, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager and/or its affiliates has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
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
We cannot predict the severity of the effect that potential future terrorist attacks or other acts of violence or war would have on us. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our securities to decline or be more volatile. In addition, a prolonged economic slowdown, a recession or declining real estate values, including, among other things, as a result of pandemics, inflation or high interest rates, could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Losses resulting from these types of events may not be fully insurable.
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
The securitization market is subject to an evolving regulatory environment that may affect certain aspects of these activities.
As a result of past dislocation of the credit markets, the securitization market has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Act, various federal agencies have promulgated rules that require issuers in securitizations to retain at least 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B-Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, if we buy CMBS B-Pieces, we may be required to purchase larger CMBS B-Pieces, potentially reducing returns on such investments. Furthermore, any such CMBS B-Pieces purchased by us in an unaffiliated issuer generally cannot be transferred for a period of five years following the closing date of the securitization or hedged against credit risk. These restrictions may reduce our liquidity and could potentially reduce our returns on such investments. To the extent we utilize the securitization market and retain this risk of loss through subordinate interests or CMBS B-Pieces in our securitized debt transactions, these requirements could reduce our returns on these transactions. In addition, if we fail to operate in compliance with existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.
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
As a consequence of our seeking to avoid registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate. In addition, seeking to avoid registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
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
As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act and the requirements of the NYSE. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our Board and management and will require us to incur significant costs and expenses. As a result of being a public company, we are required to:
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
Failure of our internal control over financial reporting could harm our business, financial condition and results of operations.
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock and Series A Preferred Stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance.
Risks Related to Our Indebtedness and Financing Strategy
We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2023, we had approximately $1.3 billion of indebtedness outstanding related to our portfolio, excluding indebtedness relating to the portion of the CMBS that we do not own, but are required to consolidate pursuant to applicable accounting standards. As of December 31, 2023, we had $180.0 million of our 5.75% Notes outstanding and our OP had $36.5 million of its 7.50% Senior Unsecured Notes due 2025 (the “OP Notes”) outstanding. The indenture that governs the 5.75% Notes contains and the note purchase agreements that govern the OP Notes contain covenants that require us to, among others, maintain a maximum net debt to equity ratio, a minimum net asset value, a minimum senior DSCR and a minimum consolidated unencumbered assets ratio. The indenture and the note purchase agreements contain other customary covenants and events of default.
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
We have and will continue to enter into agreements with various counterparties to finance our operations, which may include entering into credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and securitizations and/or issuing debt securities. The documents that govern these agreements may contain customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, these agreements may require us to maintain a specific net debt to equity ratio, minimum net asset value, senior DSCR, consolidated unencumbered assets ratio, or, among others, specified minimum levels of capacity under our credit facilities and cash. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. In addition, lenders may require that our Manager continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
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
We are subject to credit risk with respect to the counterparties failing to meet their obligations to us under derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments), which may occur due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. Credit risk may also be affected by the deterioration of strength in the U.S. economy or the financial performance or condition of the counterparties. If a counterparty fails to perform its obligations to us under a derivative contract, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price. On December 30, 2021, the Company, through a subsidiary, entered into a $32.5 million interest rate cap agreement at a strike rate of 2.29% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on June 1, 2024. On October 10, 2023, the Company, through a subsidiary, entered into a $63.5 million interest rate cap agreement at a strike rate of 1.50% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on November 6, 2024.
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
We are an externally managed REIT and therefore we do not have any internal management capacity and only have accounting employees. We will depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Manager, including Messrs. Dondero, Mitts, McGraner, Sauter, Richards and Willmore, all of whom may be difficult to replace. We expect that our Manager will evaluate, negotiate, structure, close and monitor our loans and investments in accordance with the terms of the Management Agreement.
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
Our current portfolio of investments consists SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, multifamily properties, MSCR Notes and mortgage backed securities. We currently concentrate on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 MSAs. In addition, the Company targets lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without notice to you or without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our securities and our ability to make distributions to you. We intend to disclose any changes in our investment policies in our next required periodic report.
We will pay substantial fees and expenses to our Manager and its affiliates, which payments increase the risk that you will not earn a profit on your investment.
Pursuant to the Management Agreement, we will pay significant fees to our Manager and its affiliates. Those fees include management fees and obligations to reimburse our Manager and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services. Additionally, we have adopted a long-term incentive plan that provides us the ability to grant awards to employees of our Manager and its affiliates. For additional information on these fees and the fees paid to our Manager, see “Item 1. Business—Our Management Agreement” and Note 14 to our consolidated financial statements for more information.
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
On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. On March 27, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. As of January 30, 2024, the Bankruptcy Trust Lawsuit continues to be stayed. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Sponsor, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Manager and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.
Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.
On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). The UBS Lawsuit does not include claims related to our business or our assets or operations. While neither our Sponsor nor our Manager are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. The Board formed an independent special committee to oversee a review of the UBS Lawsuit and its potential impact on the Company. For additional information on the independent special committee and its review of the UBS Lawsuit, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Furthermore, we currently own one and may acquire additional direct or indirect interests in one or more entities that have or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.
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
We plan to originate and invest in mezzanine loans for which the Internal Revenue Service (the “IRS”) has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may originate or invest in mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
There is a lack of clear authority governing the characterization of our mezzanine loans or preferred equity investments for REIT qualification purposes.
There is limited case law and administrative guidance addressing whether instruments similar to any mezzanine loans or preferred equity investments that we may originate or acquire will be treated as equity or debt for U.S. federal income tax purposes. We typically do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for U.S. federal income tax purposes. If the IRS successfully recharacterizes a mezzanine loan or preferred equity investment that we have treated as debt for U.S. federal income tax purposes as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the security and we would be treated as receiving our proportionate share of the income of the entity. There can be no assurance that such an entity will not derive nonqualifying income for purposes of the 75% or 95% gross income test or earn income that could be subject to a 100% penalty tax. Alternatively, if the IRS successfully recharacterizes a mezzanine loan or preferred equity investment that we have treated as equity for U.S. federal income tax purposes as debt for U.S. federal income tax purposes, then that investment may be treated as producing interest income that would be qualifying income for the 95% gross income test, but not for the 75% gross income test. If the IRS successfully challenges the classification of our mezzanine loans or preferred equity investments for U.S. federal income tax purposes, no assurance can be provided that we will not fail to satisfy the 75% or 95% gross income test.
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
To assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, among other purposes, our charter, including the articles supplementary setting forth the terms of the Series A Preferred Stock, prohibits, with certain exceptions, any stockholder from beneficially or constructively owning, applying certain attribution rules under the Code, more than 6.2% by value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, or 6.2% by value of the aggregate of the outstanding shares of our capital stock, including the Series A Preferred Stock and Series B Preferred Stock.
Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 6.2% ownership limit with respect to a particular stockholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our Board granted James Dondero and his affiliates a waiver allowing them to collectively own up to 65% of our outstanding common stock, has granted waivers to others and may grant additional waivers in the future. Our charter also prohibits any person from, among other things, beneficially or constructively owning shares of our capital stock that would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT or a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code.
Our charter provides that any ownership or purported transfer of our capital stock in violation of the foregoing restrictions will result in the shares so owned or transferred being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. If a transfer of shares of our capital stock would result in our capital stock being beneficially owned by fewer than 100 persons or the transfer to a charitable trust would be ineffective for any reason to prevent a violation of the other restrictions on ownership and transfer of our capital stock, the transfer resulting in such violation will be void ab initio. These ownership limits may prevent a third party from acquiring control of us if our Board does not grant an exemption from the ownership limits, even if our stockholders believe such change of control is in their best interest.
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
These ownership limits could also delay or prevent a transaction or a change in control that might involve a premium price for our securities or otherwise be in the best interest of the stockholders.

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
We may acquire debt instruments, including but not limited to SFR mortgage loans and CMBS B-Pieces, in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
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
Our Sponsor is the ultimate parent of our Manager and may be deemed to beneficially own approximately 16.8% of our outstanding voting securities as of December 31, 2023. James Dondero is the sole member of the general partner of our Sponsor. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to shares beneficially owned by our Sponsor. In addition, Mr. Dondero has relationships with certain other holders of our common stock which may result in Mr. Dondero being deemed to have aggregate beneficial ownership of approximately 8,867,206 shares (or 51.5% of our common stock) and shared voting and dispositive power over approximately 8,765,545 shares (or 50.9% of our common stock) as of December 31, 2023.
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
Holders of shares of our common stock do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 600,000,000 shares of capital stock, of which 500,000,000 shares are shares of common stock and 100,000,000 shares are shares of preferred stock, of which 11,300,000 shares have been classified as our Series A Preferred Stock and 16,000,000 shares have been classified as shares of our Series B Preferred Stock. Our Board may increase the number of authorized shares of capital stock without stockholder approval. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under a long-term incentive plan to our non-employee directors or to employees of our Manager or its affiliates; (4) issue shares to our Manager, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock in connection with a redemption of OP Units. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of shares of our common stock will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of shares of our common stock may also experience a dilution in the book value of their investment in us.
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
The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series A Preferred Stock and Series B Preferred Stock and these rights may have a negative effect on the value of shares of our common stock.
The holders of shares of our Series A Preferred Stock and Series B Preferred Stock have rights and preferences generally senior to those of the holders of our common stock. The existence of these senior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the articles supplementary setting forth the terms of the Series A Preferred Stock and in the articles supplementary setting forth the terms of the Series B Preferred Stock, and include, but are not limited to: (i) the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock; and (ii) for the Series A Preferred Stock, the right to convert into shares of our common stock upon the occurrence of a Change of Control (as defined in the articles supplementary setting forth the terms of the Series A Preferred Stock), which may be adjusted as set forth therein. In addition, the Series A Preferred Stock and Series B Preferred Stock rank senior to our common stock with respect to priority of such dividend payments, which may limit our ability to make distributions to holders of our common stock. Holders of Series B Preferred Stock also have the right to request we redeem their shares at any time, and we may elect to pay any such redemption price in shares of our common stock, which would be dilutive to existing holders of shares of our common stock.
Risks Related to the Ownership of the Series A Preferred Stock and Series B Preferred Stock
Holders of Series A Preferred Stock have extremely limited voting rights.
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

Holders of Series B Preferred Stock have extremely limited voting rights.

Holders of Series B Preferred Stock have limited voting rights. Our shares of common stock are the only class of our securities that carry full voting rights. Voting rights for holders of Series B Preferred Stock exist primarily with respect to voting on amendments to our charter or articles supplementary relating to the Series B Preferred Stock that materially and adversely affect the rights of the holders of Series B Preferred Stock or create additional classes or series of our capital stock expressly designated as ranking senior to the Series B Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up. Other than the limited circumstances described in the articles supplementary setting forth the terms of the Series B Preferred Stock, holders of Series B Preferred Stock do not have any voting rights.

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

There is no market for our Series B Preferred Stock and one may not develop.

The Series B Preferred Stock is not listed on a national exchange. There is no public market for our Series B Preferred Stock and one is not guaranteed to develop. However, should one develop or should we determine to publicly list our Series B Preferred Stock, we cannot predict the effect, if any, of future sales of our Series B Preferred Stock on the market price, if any, of our Series B Preferred Stock. Sales of substantial amounts of Series B Preferred Stock or the perception that such sales could occur may adversely affect the prevailing market price, if any, for our Series B Preferred Stock.

Our cash available for distribution may not be sufficient to pay dividends on the Series A Preferred Stock and Series B Preferred Stock at expected levels, and we cannot assure you of our ability to pay dividends in the future. We may use borrowed funds or funds from other sources to pay dividends, which may adversely impact our operations.

We intend to pay regular quarterly dividends to our Series A preferred stockholders and regular monthly dividends to our Series B Preferred stockholders. Distributions declared by us will be authorized by our Board in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, the capital requirements of the Company and other factors as our Board may deem relevant from time to time. We may have to fund distributions from working capital, borrow to provide funds for such distributions, use proceeds of future offerings or sell assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we are required to sell assets to fund dividends, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund dividends, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay dividends in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

The Series A Preferred Stock and Series B Preferred Stock are subordinate to our existing and future debt, and such interests could be diluted by the issuance of additional shares of preferred stock and by other transactions.

The Series A Preferred Stock and Series B Preferred Stock rank junior to all of our existing and future indebtedness, any classes and series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock and Series B Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, and other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series, 11,300,000 of which have been classified as Series A Preferred Stock and 16,000,000 of which have been classified as Series B Preferred Stock. Subject to limitations prescribed by Maryland law and our charter, our Board is authorized to issue, from our authorized but unissued shares of capital stock, preferred stock in such classes or series as our Board may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series A Preferred Stock, Series B Preferred Stock or additional shares of our capital stock ranking on parity with the Series A Preferred Stock and Series B Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, would dilute the interests of the holders of Series A Preferred Stock and Series B Preferred Stock, and the issuance of shares of any class or series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock and Series B Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock and Series B Preferred Stock. Other than the conversion right afforded to holders of Series A Preferred Stock that may become exercisable in connection with certain changes of control as described in the articles supplementary setting forth the terms of the Series A Preferred Stock and the redemption right afforded to holders of Series B Preferred Stock, none of the provisions relating to the Series A Preferred Stock or Series B Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of Series A Preferred Stock or Series B Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of Series A Preferred Stock and Series B Preferred Stock, so long as the rights of the holders of Series A Preferred Stock and Series B Preferred Stock are not materially and adversely affected.

The Series A Preferred Stock and Series B Preferred Stock have not been rated.

We have not sought to obtain ratings for the Series A Preferred Stock and Series B Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock or Series B Preferred Stock (if any). In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock or Series B Preferred Stock, which could adversely impact the market price of the Series A Preferred Stock or Series B Preferred Stock (if any). Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock or Series B Preferred Stock (if any).

The 5.75% Notes, OP Notes and future offerings of debt securities or shares of our capital stock expressly designated as ranking senior to our Series A Preferred Stock and Series B Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up may adversely affect the market price of our Series A Preferred Stock.

The indenture governing the 5.75% Notes and the note purchase agreements governing the OP Notes restrict our operating flexibility and if we decide to issue additional debt securities or shares of our capital stock, including traded or non-traded preferred stock, expressly designated as ranking senior to the Series A Preferred Stock and Series B Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up in the future, it is possible that those securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable debt securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock or Series B Preferred Stock and may result in dilution to owners of the Series A Preferred Stock or Series B Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt securities or shares of our capital stock expressly designated as ranking senior to the Series A Preferred Stock and Series B Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of the Series A Preferred Stock will bear the risk of our future offerings reducing the market price of the Series A Preferred Stock and diluting the value of their share holdings in us.

General Risks

We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay dividends.

Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, the risk of which may be heightened by the increased prevalence and use of artificial intelligence. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay dividends to stockholders. In addition, although our Manager maintains insurance coverage that may cover certain aspects of our cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed policy limits or are not covered under any of our Manager's current insurance policies.

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

Risk of Pandemics or Other Health Crises.
Pandemics, epidemics or other health crises, including COVID-19, have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways, including, but not limited to:

•the deterioration of global economic conditions as a result of such a crisis could ultimately decrease occupancy levels and pricing across our portfolio and/or increase concessions, reduce or defer our residents’ spending, result in changes in resident preferences (including changes resulting from increased employer flexibility to work from home) or negatively impact our residents’ ability to pay their rent on time or at all;
•local and national authorities expanding or extending certain measures that impose restrictions on our ability to enforce residents’ contractual rental obligations (such as eviction moratoriums or rental forgiveness) and limit our ability to raise rents or charge certain fees;
•the risk of a prolonged outbreak and/or multiple waves of an outbreak could cause long-term damage to economic conditions, which in turn could diminish our access to capital at attractive terms and/or cause material declines in the fair value of our assets, leading to asset impairment charges; and
•the potential inability to maintain adequate staffing at our properties and corporate offices due to an outbreak and/or changes in employee preferences causing them to leave their jobs.

To the extent a pandemic, epidemic or other health crisis adversely affects our business, results of operations, cash flows and financial condition, it may also continue to heighten many of the other risks described elsewhere in this Item 1A, Risk Factors.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. Our Manager maintains cybersecurity policies, standards, processes and practices that are based on recognized security frameworks such as the National Institute of Standards and Technology cybersecurity framework (the “NIST CF”) and the Azure Security Benchmark. In general, our Manager seeks to address cybersecurity risks of the Company through a comprehensive, cross-functional approach that is focused on continually assessing the Company’s information systems to detect, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.
As one of the critical elements of the Company’s overall risk management, our Manager’s cybersecurity program is focused on the following key areas:

Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with our Manager’s Director of Information Technology and Chief Compliance Officer and other members of management of our Manager that implement and oversee our Manager’s cybersecurity program.

Risk Assessment: No less frequently than annually, our Manager completes an assessment to identify potential cybersecurity threats and vulnerabilities to better prioritize and mitigate the Company’s cybersecurity risk. The assessment includes, among other things, evaluating the nature, sensitivity and location of information the Company collects, processes and stores and the resiliency of the underlying technologies, the validity and effectiveness of the Company’s security policies, controls and processes and the cybersecurity preparedness of the third-party vendors used by the Company and our Manager. To supplement our Manager’s internal assessment, our Manager also periodically engages third-party consultants to assess system configurations through configuration review and penetration testing.

Technical Safeguards: Our Manager deploys technical safeguards that are designed to protect the Company’s and our Manager’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: Our Manager has established and maintains comprehensive business continuity plans that address potential impacts should the information or technology systems become compromised, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: Our Manager maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including key vendors, service providers and other external users of the Company’s and the Manager’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: Our Manager provides regular, mandatory training for its employees regarding cybersecurity threats as a means to equip its employees with effective tools to address cybersecurity threats, and to communicate our Manager’s evolving information security policies, standards, processes and practices.

Our Manager engages in the periodic assessment and testing of our Manager’s policies, standards, processes and practices that are designed to address the Company’s cybersecurity threats and incidents. These efforts include a wide range of activities, including annual penetration and third-party compliance testing and ongoing internal testing and creation and modification of polices and procedures. The results of the annual assessments are reported to the Audit Committee and the Board, and our Manager adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and ongoing testing.

The Audit Committee oversees the Company’s risk management policies, including the management of risks arising from cybersecurity threats. The Audit Committee receives presentations and reports on cybersecurity risks, which address a wide range of topics including annual assessments of internal and third-party policies, vulnerability assessments, technological trends and information security considerations arising with respect to the Company and our Manager. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with our Manager, including the Manager’s Director of Information Technology.

The Manager’s Director of Information Technology, in coordination with relevant senior management and personnel of the Manager, which includes our Manager’s Chief Financial Officer, Senior Infrastructure Engineer, and Chief Compliance Officer, work to conceive, implement, and monitor the effectiveness of a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any security incidents in accordance with the Company’s business continuity plan. To ensure the effectiveness of these controls, the Manager’s technology team continually monitors, hardens, and evolves systems’ security postures to model and mirror various security frameworks such as NIST CSF and Azure Security Benchmark. The Manager’s Director of Information Technology will promptly notify our General Counsel of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.

The Manager’s Director of Information Technology has served in various roles in information technology and information security for 25 years, including serving as Global Technology Manager at a multi-national publicly traded broker-dealer, and 15 years as the Director of Information Technology at a privately held financial services firm. The Manager’s Director of Information Technology holds an undergraduate degree in biochemistry and has attained numerous information technology certifications over the years including Microsoft Certified Systems Engineer (MCSE) and Cisco Certified network Professional (CCNP). The Manager’s Senior Infrastructure Engineer has over 20 years industry experience, holds an undergraduate degree in radiology, and has completed various Microsoft related information technology certifications. Combined, our Manager’s information technology team has over 50 years of experience covering all major aspects of network architecture and management.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cyber-attack disrupts the Company’s critical operations, service or financial systems. See Item 1A. “Risk Factors—General Risks—We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay dividends.”
Item 2. Properties
The Company owns the Hudson Montford, which is a 204-unit multifamily property in Charlotte, North Carolina. The Company’s ownership is subject to mortgage debt with an outstanding principal balance of approximately $32.4 million as of December 31, 2023. The Company owns the Hudson Montford indirectly through wholly owned subsidiaries.
The Company consolidated ownership of Alexander at the District, which is a 280-unit multifamily property in Atlanta, Georgia, as of December 31, 2023. The Company’s ownership is subject to mortgage debt with an outstanding principal balance of approximately $63.5 million as of December 31, 2023.
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
On March 20, 2024, we had 17,593,244 shares of common stock outstanding held by a total of eight record holders. The number of record holders is based on the records of Equiniti Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
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
Overview
We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and SFR CMBS securitizations, MSCR Notes and mortgage backed securities, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 MSAs. In addition, we target lending or investing in properties that are stabilized or have a light-transitional business plan.
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
We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of December 31, 2023 approximately $21.7 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $26.0 billion of loans and debt or credit related investments as of December 31, 2023 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.
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
On February 22, 2023, as previously disclosed, the Board formed an independent special committee to oversee a review of the potential impact to the Company of the UBS Lawsuit and the Bankruptcy Trust Lawsuit. The special committee retained Reichman Jorgensen Lehman Feldberg LLP (“Reichman Jorgensen”) as independent legal counsel to advise the special committee on the review. Reichman Jorgensen completed their review and found no evidence that the Company engaged in any conduct that would expose it to liability from the UBS Lawsuit or the Bankruptcy Trust Lawsuit. On June 13, 2023, the special committee delivered these findings to the Board. Following the review of the special committee, we reaffirm our expectation that neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

Components of Our Revenues and Expenses
Net Interest Income for the Years Ended December 31, 2023, 2022 and 2021
Interest income. Our earnings are primarily attributable to the interest income from mortgage loans, mezzanine loan and preferred equity investments. Loan premium/discount amortization and prepayment penalties are also included as components of interest income.
Interest expense. Interest expense represents interest accrued on our various financing obligations used to fund our investments and is shown as a deduction to arrive at net interest income.
The year ended December 31, 2023 as compared to the year ended December 31, 2022
The following table presents the components of net interest income for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,						$ Change	% Change
	2023			2022
	Interest income/ (expense)	Average Balance (1)	Yield (2)	Interest income/ (expense)	Average Balance (1)	Yield (2)
Interest income
SFR Loans, held-for-investment	$27,259	$712,592	3.83%	$43,946	$746,111	5.89%	$(16,687)	(38.0)%
Mezzanine loans, held-for-investment	14,191	144,536	9.82%	15,464	157,789	9.80%	(1,273)	(8.2)%
Preferred equity, held-for-investment	19,641	165,674	11.86%	9,263	102,471	9.04%	10,378	112.0%
Convertible notes, held-for-investment	—	N/A	N/A	2,545	47,821	5.32%	(2,545)	(100.0)%
CMBS structured pass-through certificates, at fair value	2,218	43,824	5.06%	4,682	66,442	7.05%	(2,464)	(52.6)%
Bridge loan	—	N/A	N/A	346	6,787	5.10%	(346)	(100.0)%
MSCR notes	1,341	10,267	13.06%	590	4,385	13.45%	751	127.3%
Mortgage backed securities	3,708	32,450	11.43%	1,152	11,025	10.45%	2,556	221.9%
Total interest income	$68,358	$1,109,343	6.16%	$77,988	$1,142,831	6.82%	$(9,630)	(12.3)%
Interest expense
Master repurchase agreements, net	$(22,576)	$(323,443)	6.98%	$(11,280)	$(147,850)	7.63%	$(11,296)	100.1%
Long-term seller financing, net	(15,032)	(678,245)	2.22%	(15,817)	(822,820)	1.92%	785	(5.0)%
Unsecured notes, net	(13,952)	(207,697)	6.72%	(13,158)	(201,697)	6.52%	(794)	6.0%
Total interest expense	$(51,560)	$(1,209,384)	4.26%	$(40,255)	$(1,172,367)	3.43%	$(11,305)	28.1%
Net interest income (3)	$16,798			$37,733			$(20,935)	(55.5)%
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

Provision for (reversal of) credit losses, net. Provision for (reversal of) credit losses, net represents the change in our allowance for loan losses. See Note 2 to our consolidated financial statements for additional information.
Realized losses. Realized losses include the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized losses. The Company reverses cumulative unrealized gains or losses previously reported in its Consolidated Statements of Operations with respect to the investment sold at the time of the sale.
Revenues from consolidated real estate owned (Note 8). Reflects the total revenues for our multifamily properties. Revenues include rental income from the multifamily properties.
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
Other income. Includes exit fees, placement fees and other miscellaneous income items.
Operating Expenses
G&A expenses. G&A expenses include, but are not limited to, audit fees, legal fees, listing fees, Board fees, equity-based and other compensation expenses, investor-relations costs and payments of reimbursements to our Manager. The Manager will be reimbursed for expenses it incurs on behalf of the Company. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, except that 50% of the salary of our VP of Finance is allocated to us and we may grant equity awards to our officers under the NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (as amended and restated, the “LTIP”). Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value determined in accordance with GAAP, for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate related investments. To the extent total corporate G&A expenses would otherwise exceed 2.5% of equity book value, our Manager will waive all or a portion of its Annual Fee to keep our total corporate G&A expenses at or below 2.5% of equity book value.
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

Results of Operations for the Years Ended December 31, 2023 and 2022
The following table sets forth a summary of our operating results for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2023	2022
Net interest income	$16,798	$37,733	$(20,935)	(55.5)%
Other income (loss)	25,292	2,661	22,631	850.5%
Operating expenses	(23,350)	(26,180)	2,830	(10.8)%
Net income	18,740	14,214	4,526	31.8%
Net (income) attributable to Series A Preferred shareholders	(3,496)	(3,512)	16	(0.5)%
Net (income) attributable to Series B Preferred shareholders	(80)	—	(80)	N/A
Net (income) attributable to redeemable noncontrolling interests	(4,765)	(4,969)	204	(4.1)%
Net (income) attributable to redeemable noncontrolling interests in subsidiaries	—	(2,499)	2,499	N/A
Net income attributable to common stockholders	$10,399	$3,234	$7,165	221.6%
The change in our net income for the year ended December 31, 2023 as compared to the net income for the year ended December 31, 2022 primarily relates to an decrease in operating expenses and a decrease in other income including changes in net assets related to consolidated CMBS VIEs. Our net income attributable to common stockholders for the year ended December 31, 2023 was approximately $10.4 million. We earned approximately $16.8 million in net interest income, generated income of $25.3 million in other income, incurred operating expenses of $23.4 million, allocated $3.5 million of income to Series A Preferred stockholders, allocated $0.1 million of income to Series B Preferred stockholders, and allocated $4.8 million of income to redeemable non-controlling interests for the year ended December 31, 2023.
Revenues
Net interest income. Net interest income was $16.8 million for the year ended December 31, 2023 compared to $37.7 million for the year ended December 31, 2022 which was a decrease of approximately $20.9 million. The decrease between the periods is primarily due to a decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period. As of December 31, 2023 we own 87 discrete investments compared to 83 as of December 31, 2022.
Other income (loss). Other income was $25.3 million for the year ended December 31, 2023 compared to $2.7 million for the year ended December 31, 2022 which was an increase of approximately $22.6 million. This was primarily due to an increase in unrealized gains related to consolidated CMBS VIEs and an increase in fair value marks between the periods.
Expenses
G&A expenses. G&A expenses were $9.2 million for the year ended December 31, 2023 compared to $7.2 million for the year ended December 31, 2022 which was an increase of approximately $2.0 million. The increase between the periods was primarily due to a $1.1 million increase in stock compensation expense, a $0.6 million increase in legal fees, and a $0.7 million increase in audit fees compared to the prior period.
Loan servicing fees. Loan servicing fees were $4.2 million for the year ended December 31, 2023 compared to $4.4 million for the year ended December 31, 2022 which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to a decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period.
Management fees. Management fees were $3.3 million for the year ended December 31, 2023 compared to $3.2 million for the year ended December 31, 2022 which was an increase of approximately $0.1 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.

Results of Operations for the Years Ended December 31, 2022 and 2021
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
The change in our net income for the year ended December 31, 2022 as compared to the net income for the year ended December 31, 2021 primarily relates to an increase in operating expenses and a decrease in other income including changes in net assets related to consolidated CMBS VIEs partially offset by increases in net interest income. Our net income attributable to common stockholders for the year ended December 31, 2022 was approximately $3.2 million. We earned approximately $37.7 million in net interest income, generated income of $2.7 million in other income, incurred operating expenses of $26.2 million, allocated $3.5 million of income to preferred stockholders, allocated $5.0 million of income to redeemable noncontrolling interests and allocated $2.5 million of income to redeemable non-controlling interests in subsidiaries for the year ended December 31, 2022.
Revenues
Net interest income. Net interest income was $37.7 million for the year ended December 31, 2022 compared to $26.1 million for the year ended December 31, 2021 which was an increase of approximately $11.7 million. The increase between the periods is primarily due to an increase in investments compared to the prior period. Additionally, prepayment penalties related to early paydowns offset by accelerated premium amortization contribute to the increase between the periods. As of December 31, 2022 we owned 83 discrete investments compared to 74 as of December 31, 2021.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Year Ended December 31,
	2023	2022	2021
Net income attributable to common stockholders	$10,399	$3,234	$39,577
Net income attributable to redeemable noncontrolling interests	4,765	4,969	40,387
Weighted-average number of shares of common stock outstanding
Basic	17,199	14,686	6,601
Diluted (1)	17,199	22,476	22,366
Net income per share, basic	$0.60	$0.22	$6.00
Net income per share, diluted	$0.60	$0.22	$3.93
Dividends declared per share	$2.7400	$2.0000	$1.9000
(1)Diluted EPS calculations were higher than basic EPS and thus anti-dilutive for the years ended December 31, 2023 and 2022, respectively. As such, the Company is presenting diluted EPS as equal to basic EPS.
Earnings Available for Distribution and Cash Available for Distribution
EAD is a non-GAAP financial measure. We believe EAD serves as a useful indicator for investors in evaluating our performance and our long-term ability to pay distributions. EAD is defined as the net income (loss) attributable to our common stockholders computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back provision for (reversal of) credit losses and amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain GAAP adjustments and transactions that may not be indicative of our current operations.
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
The following table provides a reconciliation of EAD and CAD to GAAP net income (loss) attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2023	2022	2021	% Change 2023 - 2022	% Change 2022 - 2021
Net income attributable to common stockholders	$10,399	$3,234	$39,577	221.6%	(91.8)%
Adjustments
Amortization of stock-based compensation	4,411	3,286	2,023	34.2%	62.4%
Provision for (reversal of) credit losses	3,603	—	—	N/A	N/A
Equity in (income) losses of equity method investments (1)	2,149	—	—	N/A	N/A
Unrealized (gains) or losses (2)	14,098	33,539	(23,811)	(58.0)%	240.9%
EAD attributable to common stockholders	$34,660	$40,059	$17,789	(13.5)%	125.2%

EAD per Diluted Weighted-Average Share	$1.93	$2.63	$2.53	(26.6)%	4.0%

Adjustments
Amortization of premiums	$12,825	$16,397	$5,408	(21.8)%	203.2%
Accretion of discounts	(11,631)	(10,655)	(5,587)	9.2%	90.7%
Depreciation and amortization of real estate investments	2,066	2,280	—	(9.4)%	N/A
Amortization of deferred financing costs	(38)	38	—	(199.3)%	N/A
CAD attributable to common stockholders	$37,882	$48,119	$17,610	(21.3)%	173.2%

CAD per Diluted Weighted-Average Share	$2.11	$3.15	$2.50	(33.0)%	26.0%

Weighted-average common shares outstanding - basic	17,199	14,686	6,601	17.1%	122.5%
Weighted-average common shares outstanding - diluted (3)	17,939	15,257	7,045	17.6%	116.6%
(1)Starting in the third quarter of 2023, the Company has adjusted EAD to remove the (income) / loss from equity method investments as it does not represent distributable earnings. We will include income from equity method investments to the extent that we receive cash distributions and upon realizing gains and/or losses.
(2)Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.

(3)Weighted-average diluted shares outstanding does not include dilutive effect of redeemable non-controlling interests.
The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of non-controlling interests for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2023	20	2022	2021	% Change 2023 - 2022	% Change 2022 - 2021
Net income (loss) attributable to common stockholders	$10,399		$3,234	$39,577	221.6%	(91.8)%
Net income (loss) attributable to redeemable noncontrolling interests	4,765		4,969	40,387	(4.1)%	(87.7)%
Adjustments
Amortization of stock-based compensation	4,411		3,286	2,023	34.2%	62.4%
Provision for (reversal of) credit losses	4,299		—	—	N/A	N/A
Equity in (income) losses of equity method investments (1)	2,564		—	—	N/A	N/A
Unrealized (gains) or losses (2)	16,820		44,765	(43,503)	(62.4)%	202.9%
EAD	$43,258		$56,254	$38,484	(23.1)%	46.2%

EAD per Diluted Weighted-Average Share	$1.88		$2.50	$1.89	(24.8)%	32.3%

Adjustments
Amortization of premiums	$15,301		$20,840	$15,769	(26.6)%	32.2%
Accretion of discounts	(13,877)		(13,312)	(9,196)	4.2%	44.8%
Depreciation and amortization of real estate investments	2,465		2,895	—	(14.9)%	N/A
Amortization of deferred financing costs	(45)		48	—	(193.8)%	N/A
CAD	$47,102		$66,725	$45,057	(29.4)%	48.1%

CAD per Diluted Weighted-Average Share	$2.05		$2.97	$2.21	(31.0)%	34.4%

Weighted-average common shares outstanding - basic	17,199		14,686	6,601	17.1%	122.5%
Weighted-average common shares outstanding - diluted	23,001		22,476	20,366	2.3%	10.4%
(1)Starting in the third quarter of 2023, the Company has adjusted EAD to remove the (income) / loss from equity method investments as it does not represent distributable earnings. We will include income from equity method investments to the extent that we receive cash distributions and upon realizing gains and/or losses.
(2)Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.

Book Value per Share / Unit
The following table calculates our book value per share (in thousands, except per share data):

	December 31, 2023	December 31, 2022
Common stockholders' equity	$309,832	$346,474
Shares of common stock outstanding at period end	17,232	17,080
Book value per share of common stock	$17.98	$20.29
Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	December 31, 2023	December 31, 2022
Common stockholders' equity	$309,832	$346,474
Redeemable noncontrolling interests in the OP	89,471	96,501
Total equity	$399,303	$442,975

Redeemable OP Units at period end	5,038	5,038
Shares of common stock outstanding at period end	17,232	17,080
Combined shares of common stock and redeemable OP Units	22,270	22,118
Combined book value per share / unit	$17.93	$20.03
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, multifamily properties, MSCR Notes and mortgage backed securities with a combined unpaid principal balance of $1.6 billion as of December 31, 2023 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of December 31, 2023 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	SFR Loans
1	Senior loan	2/11/2020	$508,700		$68,452	Various	Single-family	4.65%	4.43%	4.67
2	Senior loan	2/11/2020	9,316		1,374	Various	Single-family	5.35%	5.25%	4.09
3	Senior loan	2/11/2020	10,015		1,345	Various	Single-family	5.30%	5.05%	4.67
4	Senior loan	2/11/2020	5,361		720	Various	Single-family	5.24%	4.98%	4.76
5	Senior loan	2/11/2020	34,967		4,331	Various	Single-family	4.74%	4.64%	1.75
6	Senior loan	2/11/2020	9,473		1,254	Various	Single-family	6.10%	5.75%	4.76
7	Senior loan	2/11/2020	36,164		4,649	Various	Single-family	5.55%	5.20%	4.84
8	Senior loan	2/11/2020	5,645		751	Various	Single-family	5.99%	5.64%	4.92
9	Senior loan	2/11/2020	8,641		1,199	Various	Single-family	5.88%	5.60%	5.01
10	Senior loan	2/11/2020	6,473		911	Various	Single-family	5.46%	5.23%	5.17
11	Senior loan	2/11/2020	10,522		1,430	Various	Single-family	4.72%	4.64%	2.17
	Total		645,277		86,416			4.79%	4.57%	4.49

	CMBS B-Piece
1	CMBS B-Piece	2/11/2020	21,024	(5)	6,611	Various	Multifamily	9.76%	9.76%	2.16
2	CMBS B-Piece	2/11/2020	28,581	(5)	9,585	Various	Multifamily	10.59%	10.58%	2.90
3	CMBS B-Piece	4/23/2020	81,999	(5)	26,582	Various	Multifamily	3.50%	5.11%	6.16

4	CMBS B-Piece	7/30/2020		16,349	(5)	5,536	Various	Multifamily	14.43%	14.43%	3.48
5	CMBS B-Piece	8/6/2020		108,643	(5)	21,877	Various	Multifamily	—%	9.12%	6.49
6	CMBS B-Piece	4/20/2021		25,751	(5)	6,435	Various	Multifamily	11.57%	11.57%	7.16
7	CMBS B-Piece	6/30/2021		108,305	(5)	27,358	Various	Multifamily	0.00%	10.19%	3.00
8	CMBS B-Piece	5/2/2022		32,556	(5)	10,708	Various	Multifamily	4.43%	4.76%	14.91
9	CMBS B-Piece	7/28/2022		63,397	(5)	21,945	Various	Multifamily	10.57%	10.57%	5.57
	Total			486,605		136,637			4.40%	9.00%	5.64

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(6)	504	Various	Multifamily	2.02%	14.64%	22.75
2	CMBS I/O Strip	8/6/2020		108,643	(6)	5,538	Various	Multifamily	2.98%	17.98%	6.49
3	CMBS I/O Strip	4/28/2021	(7)	64,550	(6)	1,382	Various	Multifamily	1.59%	17.68%	6.07
4	CMBS I/O Strip	5/27/2021		20,000	(6)	1,172	Various	Multifamily	3.39%	17.79%	6.40
5	CMBS I/O Strip	6/7/2021		4,266	(6)	122	Various	Multifamily	2.31%	22.31%	4.91
6	CMBS I/O Strip	6/11/2021	(8)	104,471	(6)	1,335	Various	Multifamily	1.18%	14.57%	5.40
7	CMBS I/O Strip	6/24/2021		25,387	(6)	296	Various	Multifamily	1.17%	18.07%	6.40
8	CMBS I/O Strip	8/10/2021		25,000	(6)	721	Various	Multifamily	1.89%	17.98%	6.32
9	CMBS I/O Strip	8/11/2021		6,942	(6)	421	Various	Multifamily	3.10%	15.24%	7.57
10	CMBS I/O Strip	8/24/2021		1,625	(6)	70	Various	Multifamily	2.61%	16.15%	7.07
11	CMBS I/O Strip	9/1/2021		34,625	(6)	1,015	Various	Multifamily	1.92%	17.01%	6.49
12	CMBS I/O Strip	9/11/2021		20,902	(6)	1,113	Various	Multifamily	2.95%	15.14%	7.74
	Total			434,001		13,689			2.06%	16.75%	6.87

	Mezzanine Loans
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	11.00%	1.50
2	Mezzanine	10/20/2020		5,470		2,249	Wilmington, DE	Multifamily	7.50%	7.33%	5.34
3	Mezzanine	10/20/2020		10,380		4,294	White Marsh, MD	Multifamily	7.42%	7.23%	7.50
4	Mezzanine	10/20/2020		14,253		5,879	Philadelphia, PA	Multifamily	7.59%	7.41%	5.42
5	Mezzanine	10/20/2020		3,700		1,518	Daytona Beach, FL	Multifamily	7.83%	7.66%	4.76
6	Mezzanine	10/20/2020		12,000		4,963	Laurel, MD	Multifamily	7.71%	7.52%	7.25
7	Mezzanine	10/20/2020		3,000		1,241	Temple Hills, MD	Multifamily	7.32%	7.14%	7.59
8	Mezzanine	10/20/2020		1,500		621	Temple Hills, MD	Multifamily	7.22%	7.04%	7.59
9	Mezzanine	10/20/2020		5,540		2,277	Lakewood, NJ	Multifamily	7.33%	7.17%	5.34
10	Mezzanine	10/20/2020		6,829		2,804	Rosedale, MD	Multifamily	7.53%	7.36%	5.01
11	Mezzanine	10/20/2020		3,620		1,498	North Aurora, IL	Multifamily	7.42%	7.23%	7.50
12	Mezzanine	10/20/2020		9,610		3,976	Cockeysville, MD	Multifamily	7.42%	7.23%	7.50
13	Mezzanine	10/20/2020		7,390		3,057	Laurel, MD	Multifamily	7.42%	7.23%	7.50
14	Mezzanine	10/20/2020		2,135		876	Tyler, TX	Multifamily	7.74%	7.57%	4.76
15	Mezzanine	10/20/2020		1,190		489	Las Vegas, NV	Multifamily	7.71%	7.54%	5.17
16	Mezzanine	10/20/2020		3,310		1,361	Atlanta, GA	Multifamily	6.91%	6.75%	5.50
17	Mezzanine	10/20/2020		2,880		1,182	Des Moines, IA	Multifamily	7.89%	7.72%	4.84
18	Mezzanine	10/20/2020		4,010		1,646	Urbandale, IA	Multifamily	7.89%	7.72%	4.84
19	Mezzanine	11/18/2021		12,600		12,506	Irving, TX	Multifamily	16.33%	16.45%	4.92
20	Mezzanine	12/29/2021		7,760		7,749	Rogers, AR	Multifamily	16.33%	16.35%	1.03
21	Mezzanine	6/9/2022		4,500		4,477	Rogers, AR	Multifamily	16.03%	16.11%	1.44
22	Mezzanine	10/5/2022	(9)	4,030		3,998	Kirkland, WA	Multifamily	16.03%	16.16%	4.01
	Total			133,207		76,161			9.61%	9.50%	5.36

	Preferred Equity
1	Preferred Equity	5/29/2020	(10)	11,698		11,698	Houston, TX	Multifamily	11.00%	11.00%	6.34
2	Preferred Equity	9/29/2021		9,505		9,492	Holly Springs, NC	Life Science	10.00%	10.01%	0.75
3	Preferred Equity	12/28/2021	(11)	11,377		11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	8.17
4	Preferred Equity	1/14/2022		23,956		23,955	Vacaville, CA	Life Science	10.00%	10.00%	0.75

5	Preferred Equity	4/7/2022	(12)	4,000	3,967	Beaumont, TX	Self-Storage	15.33%	15.46%	6.67
6	Preferred Equity	6/8/2022		4,000	3,967	Temple, TX	Self-Storage	14.61%	14.73%	6.67
7	Preferred Equity	7/1/2022	(13)	9,000	8,935	Medley, FL	Self-Storage	11.00%	11.08%	3.50
8	Preferred Equity	8/10/2022		8,500	8,450	Plano, TX	Multifamily	16.12%	16.22%	1.69
9	Preferred Equity	9/30/2022		9,000	8,943	Fort Worth, TX	Multifamily	15.03%	15.13%	1.75
10	Preferred Equity	10/19/2022		19,908	19,923	Woodbury, MN	Life Science	10.00%	9.99%	0.75
11	Preferred Equity	2/10/2023		28,685	28,562	Forney, TX	Multifamily	11.00%	11.05%	1.12
12	Preferred Equity	2/24/2023		20,464	20,373	Richmond, VA	Multifamily	11.00%	11.05%	1.12
13	Preferred Equity	4/6/2023		23,957	23,971	Temecula, CA	Life Science	17.50%	17.49%	0.75
14	Preferred Equity	5/16/2023	(14)	7,150	7,083	Phoenix, AZ	Single-family	13.50%	13.63%	3.33
15	Preferred Equity	5/17/2023	(15)	4,192	4,151	Houston, TX	Life Science	13.00%	13.13%	2.98
	Total			195,392	194,847			12.20%	12.24%	2.21

	Common Equity
1	Common Stock	11/6/2020		N/A	33,129	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	28,400	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A	—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A	—	Richmond, VA	Multifamily	N/A	N/A	N/A
5	Common Equity	9/8/2023		N/A	—	Atlanta, GA	Multifamily	N/A	N/A	N/A
	Total				61,529

	Preferred Stock
1	Preferred Stock	11/9/2023		N/A	14,776	Various	Life Science	10.50%	N/A	5.00

	Real Estate
1	Real Estate	12/31/2021	(16)	N/A	25,989	Charlotte, NC	Multifamily	N/A	N/A	N/A
2	Real Estate	10/10/2023	(17)	N/A	4,905	Atlanta, GA	Multifamily	N/A	N/A	N/A
	Total				30,894

	MSCR Notes
1	MSCR Note	5/25/2022		4,000	2,020	Various	Multifamily	14.83%	14.83%	28.42
2	MSCR Note	5/25/2022		5,000	2,248	Various	Multifamily	11.83%	11.83%	28.42
3	MSCR Note	9/23/2022		1,500	676	Various	Multifamily	12.18%	13.38%	27.92
	Total			10,500	4,944			13.02%	13.19%	28.35

	Mortgage Backed Securities
1	Mortgage Backed Securities	6/1/2022		10,074	3,410	Various	Single-family	4.87%	5.01%	1.89
2	Mortgage Backed Securities	6/1/2022		10,419	3,524	Various	Single-family	8.64%	8.91%	2.30
3	Mortgage Backed Securities	7/28/2022		575	275	Various	Single-family	6.23%	6.31%	3.80
4	Mortgage Backed Securities	7/28/2022		1,057	361	Various	Single-family	3.60%	4.12%	4.47
5	Mortgage Backed Securities	9/12/2022		3,927	1,325	Various	Multifamily	11.57%	11.55%	7.07
6	Mortgage Backed Securities	9/29/2022		8,000	7,960	Various	Self-Storage	11.10%	11.12%	3.71
7	Mortgage Backed Securities	3/10/2023		5,747	1,987	Various	Multifamily	13.93%	13.95%	1.16
	Total			39,799	18,842			9.06%	9.19%	2.86
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
(16)Real Estate is a 204-unit multifamily property. As of December 31, 2023, the property was 95.1% occupied, with effective rent per occupied unit of $1,693 per month.
(17)Real Estate is a 280-unit multifamily property. As of December 31, 2023, the property was 68.6% occupied with effective rent per occupied unit of $1,633 per month.
The following table details overall statistics for our portfolio as of December 31, 2023 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Equity Investments	Preferred Stock Investment	Real Estate Investments
Number of investments	87	26	53	5	1	2
Principal balance (1)	$1,563,654	$341,533	$1,222,121	N/A	N/A	N/A
Carrying value	$1,687,460	$338,673	$1,145,931	$61,529	$14,776	$126,551
Weighted-average cash coupon	5.92%	9.91%	4.81%	N/A	N/A	N/A
Weighted-average all-in yield	6.93%	12.47%	5.29%	N/A	N/A	N/A
(1)Cost is used in lieu of principal balance for CMBS I/O Strips.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, potential obligations to purchase up to $3.6 million of the Preferred Units (defined below) and dividend requirements for the twelve-month period following December 31, 2023.
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
Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:
Freddie Mac Credit Facilities
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the

Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of December 31, 2023, the outstanding balance on the Credit Facility was $590.3 million.
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
As discussed in Note 9 to our consolidated financial statements, in connection with our CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $303.5 million under our repurchase agreements and posted approximately $931.3 million par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
The table below provides additional details regarding recent borrowings under the master repurchase agreements (dollars in thousands):

	December 31, 2023
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	303,514	303,514	N/A	(5)	7.26%	0.0	931,296	470,761	464,888	6.4
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
At-The-Market Offering
On March 15, 2022, the Company, the OP and the Manager separately entered into the 2022 Equity Distribution Agreements with the 2022 Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the 2022 ATM Program. The 2022 Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of December 31, 2023, pursuant to the 2022 Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the 2022 ATM Program, see Note 11 to our consolidated financial statements.
Series B Preferred Stock Offering

On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the Holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) Selling Commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the offering and (ii) a Dealer Manager Fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or March 14, 2025 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of December 31, 2023, the Company has sold 427,218 shares of Series B Preferred Stock for total gross proceeds of $10.5 million.
Company Notes Offering
In 2022 and 2023, the Company issued a total of $35 million and $15 million in aggregate principal amount, respectively, of its 5.75% Notes for proceeds of approximately $35.1 million and $13.6 million, respectively, after original issue discount and underwriting fees.
In 2022, the Company purchased a total of $5 million aggregate principal amount of its 5.75% Notes for approximately $4.9 million. The purchased 5.75% notes were cancelled upon settlement.
Other Potential Sources of Financing
We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of December 31, 2023, our cash and cash equivalents were $16.6 million.
Cash Flows
The following table presents selected data from our Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$31,556	$65,801	$49,298
Net cash provided by investing activities	741,342	950,578	517,878
Net cash (used in) financing activities	(776,596)	(1,029,264)	(567,415)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,698)	(12,885)	(239)
Cash, cash equivalents and restricted cash, beginning of year	20,347	33,232	33,471
Cash, cash equivalents and restricted cash, end of year	$16,649	$20,347	$33,232
The year ended December 31, 2023 as compared to the year ended December 31, 2022

Cash flows from operating activities. During the year ended December 31, 2023, net cash provided by operating activities was $31.6 million, compared to net cash provided by operating activities of $65.8 million for the year ended December 31, 2022. This decrease was due to an increase in provision for credit losses and an increase in unrealized gains on investments held at fair value.
Cash flows from investing activities. During the year ended December 31, 2023, net cash provided by investing activities was $741.3 million, compared to net cash provided by operating activities of $950.6 million for the year ended December 31, 2022. This decrease was primarily driven by the increase in proceeds from payments on mortgage loans held in VIEs.
Cash flows from financing activities. During the year ended December 31, 2023, net cash used in financing activities was $776.6 million, compared to net cash used in financing activities of $1.0 billion for the year ended December 31, 2022. This decrease was primarily driven by the increase in distributions to bondholders of VIEs.
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
Income Taxes
We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the year ended December 31, 2023.
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
We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2023.
Dividends
We intend to make regular quarterly dividend payments to holders of our common stock. We also intend to make the accrued dividend payments on the Series A Preferred Stock, which are payable quarterly in arrears as provided in the articles supplementary setting forth the terms of the Series A Preferred Stock and the Series B Preferred Stock, which are payable monthly as provided in the articles supplementary setting forth the terms of the Series B Preferred Stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income, which is not used to pay a dividend on the Series A Preferred Stock and Series B Preferred Stock, to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.
We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared the fourth regular quarterly dividend to common stockholders of $0.50 per share on October 30, 2023, which was paid on December 29, 2023, to stockholders of record as of December 15, 2023. Our Board also declared a special dividend to common stockholders of $0.185 per share on October 30, 2023, which was paid on December 29, 2023, to common stockholders of record as of December 15, 2023. On December 12, 2023, our Board declared a Series A Preferred Stock dividend to Series A Preferred stockholders of $0.53125 per share, which was paid on January 25, 2024, to Series A Preferred stockholders of record as of January 12, 2024. On November 30, 2023, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which was paid on January 5, 2024, to Series B Preferred stockholders of record as of December 22, 2023.
Off-Balance Sheet Arrangements
As of December 31, 2023, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement (the "NSP Sponsor Guaranty Agreement") in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by

REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of December 31, 2023.
Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. On September, 22, 2023, the issuer exercised its right to extend the final obligation date to purchase any additional Preferred Units to September 29, 2024. As of December 31, 2023, the Company may have the obligation to fund an additional $3.6 million by September 29, 2024, which the issuer may extend for up to one year at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. Upon the redemption of any Preferred Units and if the parties agree, the remaining amount to be funded by the Company may be increased by the aggregate purchase price of the redeemed Preferred Units. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital ("MOIC") equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of December 31, 2023, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units other than under the existing commitment is considered remote for the year ended December 31, 2023.
The Company provides certain guarantees in connection with the NSP Sponsor Guaranty Agreement. See Off-Balance Sheet Arrangements above for further details.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $16.9 million was unfunded as of December 31, 2023. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of December 31, 2023. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20.0% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, of which $3.4 million was unfunded as of December 31, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.3 million was unfunded as of December 31, 2023.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, of which $11.1 million was unfunded as of December 31, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.3 million was unfunded as of December 31, 2023.
On January 26, 2024, the Company, along with related party The Ohio State Life Insurance Company (“OSL”), entered into a Mezzanine Loan and Security Agreement whereby it made a loan in the maximum principal amount of up to $218 million to IQHQ-Alewife Holdings, LLC, which is solely owned by IQHQ, LP. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, Inc., who is the limited partner in IQHQ, LP; however, the Company has no controlling financial interest nor significant influence in IQHQ, LP. The loan is secured by a first mortgage with a first lien position and other security interests. The Company made the initial advances of $20 million, and subsequent advances of the mezzanine loan may be made by the Company or OSL. The Company’s portion of the total commitment is $208 million.
The table below shows the Company's unfunded commitments by investment type as of December 31, 2023 and December 31, 2022 (in thousands):

Investment Type	December 31, 2023	December 31, 2022
	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$34,966	$33,704
Common Equity	6,600	—
	$41,566	$33,704
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
Allowance for Credit Losses
In periods ending on or prior to December 31, 2022, the Company, with the assistance of an independent valuations firm, performed a quarterly evaluation of loans classified as held for investment for impairment on a loan-by-loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If the Company determined that it was probable that it would be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan was indicated. If a loan was considered to be impaired, the Company would establish an allowance for loan losses, through a valuation provision in earnings that reduced carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment was expected solely from the collateral. For non-impaired loans with no specific allowance the Company determined an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represented management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considered quantitative factors likely to cause estimated credit losses, including default rate and loss severity rates. The Company also evaluated qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets. Increases to (or reversals of) the allowance for loan loss for the fiscal year ended December 31, 2022 and prior years are included in “Loan loss (provision)” on the accompanying Consolidated Statements of Operations.
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
We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The allowance for loan and lease losses reserve as of December 31, 2022, was $0.7 million and the CECL reserve as of January 1, 2023, is $2.3 million. As such, the cumulative effect of adoption of ASU 2016-13 is a $1.6 million reduction in retained earnings. The provision for credit losses of $4.3 million for the year ended December 31, 2023 is included in other income on the accompanying Consolidated Statements of Operations, resulting in a December 31, 2023 ending allowance for credit loss of $2.1 million.
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

Valuation of Common and Preferred Equity
As of December 31, 2023, the Company owns approximately 25.7% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the year ended December 31, 2023, the unrealized loss related to the change in fair value estimate is $17.3 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.
As of December 31, 2023, the Company owns approximately 6.36% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the year ended December 31, 2023, the unrealized loss related to the change in fair value estimate is $0.5 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.
As of December 31, 2023, the Company owns approximately 98.0% of the total outstanding common equity of each of Resmark Forney Gateway Holdings, LLC ("RFGH") and Resmark the Brook, LLC ("RTB"). The Company holds RFGH and RTB based on the Company's proportionate share of income (losses) for the year ended December 31, 2023. See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments RFGH and RTB.
As of December 31, 2023, the Company owns 9.5% of the total outstanding shares of the Series D-1 preferred stock in IQHQ, Inc. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ, Inc.
Considerations Related to Tightening Monetary Policy
The macroeconomic environment remains challenging as central banks have held interest rates high to combat inflation. The high rate environment, coupled with large bank failures in early 2023 and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.
REIT Tax Election
We elected to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the years ended December 31, 2023 and December 31, 2022. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Remediation of Previously Reported Material Weakness
For our fiscal year ended December 31, 2022, management identified a single material weakness in our internal control over financial reporting related to the Elysian at Hughes Center investment. The material weakness resulted in an immaterial revision of our consolidated statements as of and for the year-to-date periods ended March 31, 2022, June 30, 2022 and September 30, 2022. During the fiscal year ended December 31, 2023, Management implemented a pre-close and post-close acquisition checklist for proposed investments. The pre-close checklist includes a formal accounting analysis and review of the contract terms and structure of the proposed investment. Subsequently, after a transaction closes, accounting personnel will obtain the final executed documents and compare and review for any changes to initial accounting conclusions reached in the pre-check review. Any differences will be corrected prior to the quarter close.
As a result, Management has determined that the remediation actions discussed above were effectively designed and operating for a sufficient period of time to support the conclusion that the material weakness has been remediated as of December 31, 2023.
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
Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
Other than as set forth above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

3.3
Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., designating additional shares of the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on March 31, 2021)

3.4
Articles Supplementary to the Articles of Amendment and Restated of NexPoint Real Estate Finance, Inc., designating the Company’s 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on November 2, 2023)

3.5	Second Amended and Restated Bylaws of NexPoint Real Estate Finance, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on January 4, 2024)

4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed by the Company on February 25, 2021)

4.2
Indenture, dated April 13, 2021, between NexPoint Real Estate Finance, Inc. and UMB Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 13, 2021)

4.3
First Supplemental Indenture, dated April 20, 2021, between NexPoint Real Estate Finance, Inc. and UMB Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 20, 2021)

10.1
Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on September 9, 2021)

10.2
First Amendment to the Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated November 2, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 2, 2023)

10.3†
Management Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.4†
First Amendment to Management Agreement, dated July 17, 2020, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on July 20, 2020)

10.5†
Second Amendment to Management Agreement, dated November 3, 2021, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed by the Company on September 30, 2021)

10.6
Loan and Security Agreement, dated as of July 12, 2019, by and among NexPoint WLIF I Borrower, LLC, NexPoint WLIF II Borrower, LLC, and NexPoint WLIF III Borrower, LLC, as Borrower, and Federal Home Loan Mortgage Corporation, as Lender, together with the letter agreements of the Lender dated February 6, 2020 and June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021)

10.7†	NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.8†
Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 29, 2024)

10.9†
Form of Restricted Stock Units Agreement (Directors) (prior to 2024) (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-11 filed with the SEC on July 15, 2020)

10.10†	Form of Restricted Stock Units Agreement (Officers) (prior to 2024) (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed by the Company on February 25, 2021)

10.11†*	Form of Restricted Stock Units Agreement (Directors)

10.12†*	Form of Restricted Stock Units Agreement (Officers)

10.13†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-11, filed by the Company on January 27, 2020)

10.14
Registration Rights Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.15
Amended and Restated Limited Liability Company Agreement of NexPoint Buffalo Pointe Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020)

10.16
Amended and Restated Sponsor Guaranty Agreement, dated December 8, 2022, by NREF OP IV REIT Sub, LLC, NexPoint Diversified Real Estate Trust, Highland Income Fund, NexPoint Real Estate Strategies Fund, and NexPoint Storage Partners, Inc., in favor of Extra Space Storage, LP. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K, filed by the Company on March 31, 2023)

10.17
Separation Agreement, dated as of November 9, 2023, by and among NexPoint Advisors, L.P., NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., NexPoint Real Estate Advisors V, L.P. and Matthew Goetz (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on November 13, 2023)

10.18
Dealer Manager Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Securities, Inc., dated November 2, 2023 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Company on November 2, 2023)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 7, 2023).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
†Management contract, compensatory plan or arrangement
•Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.

March 21, 2024	/s/ Jim Dondero
Jim Dondero
President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President (Principal Executive Officer)	March 21, 2024
Jim Dondero

/s/ Brian Mitts	Director, Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2024
Brian Mitts

/s/ Edward Constantino	Director	March 21, 2024
Edward Constantino

/s/ Dr. Arthur Laffer	Director	March 21, 2024
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	March 21, 2024
Scott Kavanaugh

/s/ Catherine Wood	Director	March 21, 2024
Catherine Wood

/s/ Dr. Carol Swain	Director	March 21, 2024
Carol Swain

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
NexPoint Real Estate Finance, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NexPoint Real Estate Finance, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 due to the adoption of ASU Topic 326, Financial Instruments - Credit Losses.
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
Dallas, Texas
March 21, 2024

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$13,824	$20,048
Restricted cash	2,825	299
Real estate investments, net	126,551	245,222
Loans, held-for-investment, net ($22,989 and $46,022 with related parties, respectively)	328,460	256,147
Common stock investments, at fair value ($33,129 and $50,380 with related parties, respectively)	61,529	78,264
Mortgage loans, held-for-investment, net	676,420	726,531
Preferred stock investments, at fair value	14,776	—
Accrued interest and dividends	22,033	15,665
Mortgage loans held in variable interest entities, at fair value	5,677,763	6,720,246
CMBS structured pass-through certificates, at fair value	41,212	46,876
MSCR notes, at fair value	10,378	10,313
Mortgage backed securities, at fair value	38,270	32,328
Accounts receivable and other assets	4,312	2,197
TOTAL ASSETS	$7,018,353	$8,154,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$649,558	$687,885
Master repurchase agreements	303,514	331,020
Unsecured notes, net	219,483	204,960
Mortgages payable, net	95,657	121,236
Accounts payable and other accrued liabilities	6,428	6,231
Accrued interest payable	8,209	7,986
Bonds payable held in variable interest entities, at fair value	5,289,997	6,249,804
Total Liabilities	6,572,846	7,609,122

Redeemable Series B Preferred stock, $0.01 par value: 16,000,000 and 0 shares authorized; 427,218 and 0 shares issued and 427,218 and 0 shares outstanding, respectively	8,599	—
Redeemable noncontrolling interests in the OP	89,471	96,501

Stockholders' Equity:
Noncontrolling interest in subsidiary	95	64,529
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,518,900 and 17,366,930 shares issued and 17,231,913 and 17,079,943 shares outstanding, respectively	172	171
Additional paid-in capital	395,737	392,124
Retained earnings (accumulated deficit)	(35,821)	4,435
Series A Preferred stock held in treasury at cost; 355,000 shares and 355,000, respectively	(8,567)	(8,567)
Common stock held in treasury at cost; 286,987 shares and 286,987 shares, respectively	(4,195)	(4,195)
Total Stockholders' Equity	347,437	448,513
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,018,353	$8,154,136
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Net interest income
Interest income	$68,358	$77,988	$55,827
Interest expense	(51,560)	(40,255)	(29,772)
Total net interest income	16,798	37,733	26,055
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	38,213	10,239	57,618
Change in unrealized gain (loss) on CMBS structured pass-through certificates	1,533	(12,664)	(483)
Change in unrealized gain (loss) on common stock investments	(16,736)	(5,196)	13,834
Change in unrealized gain (loss) on preferred stock investments	266	—	—
Change in unrealized gain (loss) on MSCR notes	65	(53)	—
Change in unrealized gain (loss) on mortgage backed securities	467	(1,230)	—
Reversal of (provision for) credit losses	(4,299)	(169)	(189)
Dividend income, net	193	—	—
Realized Losses	—	(1,084)	(257)
Other income	1,520	399	780
Gain on deconsolidation of real estate owned	1,490	—	—
Gain on extinguishment of debt	—	17	—
Equity in income (losses) of equity method investments	(2,564)	—	—
Revenues from consolidated real estate owned	5,144	12,402	10
Total other income (loss)	25,292	2,661	71,313
Operating expenses
General and administrative expenses	9,204	7,243	6,371
Loan servicing fees	4,187	4,388	5,179
Management fees	3,281	3,151	2,296
Expenses from consolidated real estate owned	6,678	11,398	50
Total operating expenses	23,350	26,180	13,896
Net income (loss)	18,740	14,214	83,472
Net (income) loss attributable to series A preferred shareholders	(3,496)	(3,512)	(3,508)
Net (income) loss attributable to series B preferred shareholders	(80)	—	—
Net (income) loss attributable to redeemable noncontrolling interests	(4,765)	(4,969)	(40,387)
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	—	(2,499)	—
Net income (loss) attributable to common stockholders	$10,399	$3,234	$39,577

Weighted-average common shares outstanding - basic	17,199	14,686	6,601
Weighted-average common shares outstanding - diluted (1)	17,199	14,686	20,366

Earnings (loss) per share outstanding - basic	$0.60	$0.22	$6.00
Earnings (loss) per share outstanding - diluted	$0.60	$0.22	$3.93

Dividends declared per common share	$2.7400	$2.0000	$1.9000
(1)Diluted EPS calculations were higher than basic EPS and thus anti-dilutive for the years ended December 31, 2023 and 2022, respectively. As such, the Company is presenting diluted EPS as equal to basic EPS.

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Series A Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2020	1,645,000	$16.00	5,022,578	$50	$138,043	$3,485	$(4,784)	$(8,567)	$—	$—	$128,243
Vesting of stock-based compensation	—	—	69,830	1	1,699	—	—	—	—	—	1,700
Cancellation of common stock held in treasury	—	—	—	—	(589)	—	589	—	—	—	—
Issuance of common shares through at-the-market offering, net	—	—	532,694	5	10,296	—	—	—	—	—	10,301
Issuance of common shares through public offering, net	—	—	2,059,700	21	40,473	—	—	—	—	—	40,494
Issuance of subsidiary preferred membership units through private offering, net	—	—	—	—	—	—	—	—	—	95	95
Conversion of redeemable noncontrolling interests in the OP	—	—	1,479,132	15	32,378	—	—	—	—	—	32,393
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	7,175	—	7,175
Net income attributable to preferred stockholders	—	—	—	—	—	3,508	—	—	—	—	3,508
Net income attributable to common stockholders	—	—	—	—	—	39,577	—	—	—	—	39,577
Preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,508)	—	—	—	—	(3,508)
Common stock dividends declared ($1.9000 per share)	—	—	—	—	—	(14,695)	—	—	—	—	(14,695)
Balances, December 31, 2021	1,645,000	$16	9,163,934	$92	$222,300	$28,367	$(4,195)	$(8,567)	$7,175	$95	$245,283
Vesting of stock-based compensation	—	—	114,678	1	2,789	—	—	—	—	—	2,790
Proceeds from DST syndication fundraising	—	—	—	—	—	—	—	—	—	64,434	64,434
Issuance of common stock through at-the-market offering, net	—	—	531,728	5	11,494	—	—	—	—	—	11,499
Conversion of redeemable noncontrolling interests in the OP	—	—	7,269,603	73	155,541	—	—	—	—	—	155,614
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	(7,175)	—	(7,175)
Adjustment to retained earning on consolidation of real estate	—	—	—	—	—	1,174	—	—	—	—	1,174
Net income attributable NCI in subsidiaries	—	—	—	—	—	2,499	—	—	—	—	2,499
Net income attributable to preferred stockholders	—	—	—	—	—	3,512	—	—	—	—	3,512
Net income attributable to common stockholders	—	—	—	—	—	3,234	—	—	—	—	3,234
Preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,512)	—	—	—	—	(3,512)
Common stock dividends declared ($2.0000 per share)	—	—	—	—	—	(30,839)	—	—	—	—	(30,839)
Balances, December 31, 2022	1,645,000	$16	17,079,943	$171	$392,124	$4,435	$(4,195)	$(8,567)	$—	$64,529	$448,513
Vesting of stock-based compensation	—	—	151,970	1	3,613	—	—	—	—	—	3,614
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	—	—	—	—	—	—	—	—	—	(64,434)	(64,434)
Cumulative effect of adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	(1,624)	—	—	—	—	(1,624)
Net income attributable to preferred stockholders	—	—	—	—	—	3,496	—	—	—	—	3,496
Net income attributable to common stockholders	—	—	—	—	—	10,399	—	—	—	—	10,399
Series A Preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,496)	—	—	—	—	(3,496)
Common stock dividends declared ($2.7400 per share)	—	—	—	—	—	(49,031)	—	—	—	—	(49,031)
Balances, December 31, 2023	1,645,000	$16	17,231,913	$172	$395,737	$(35,821)	$(4,195)	$(8,567)	$—	$95	$347,437

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$18,740	$14,214	$83,472
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	15,301	20,840	15,769
Accretion of discounts	(13,877)	(13,312)	(9,196)
Depreciation and amortization of real estate investment	2,465	2,895	—
Amortization of deferred financing costs	(45)	48	—
Change in fair value on interest rate caps included in other assets	(1,675)	—	—
Net cash received (paid) on interest rate caps	(440)	—	—
Provision for (reversal of) credit losses, net	4,299	169	189
Net change in unrealized (gain) loss on investments held at fair value	16,820	44,765	(43,503)
Realized Losses	—	1,084	257
Equity in (income) losses of unconsolidated equity method ventures	2,564	—	—
Gain on deconsolidation of variable interest entity	(1,490)	—	—
Stock-based compensation expense	4,411	3,286	2,023
Payment in kind income	(8,990)	(715)	(91)
Gain on extinguishment of debt	—	(17)	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(4,319)	(10,247)	(3,241)
Accounts receivable and other assets	(354)	(433)	352
Accrued interest payable	338	2,914	1,674
Accounts payable, accrued expenses and other liabilities	(2,192)	310	1,593
Net cash provided by operating activities	31,556	65,801	49,298

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	717,966	1,223,322	841,953
Proceeds from payments received on mortgage loans held for investment	97,259	178,990	62,991
Proceeds from payments received on bridge loan	—	13,500	32,759
Proceeds from payments received on mortgage backed securities	546	518	—
Originations of bridge loan	—	(13,434)	(32,595)
Originations of loans, held-for-investment, net	(92,701)	(110,502)	(117,727)
Purchases of preferred stock	(14,510)	—	—
Purchases of equity method investments	(2,564)	—	—
Purchases of CMBS structured pass-through certificates, at fair value	—	(4,542)	(39,061)
Sale of CMBS securitizations held in variable interest entities, at fair value	44,783	—	—
Sale of CMBS structured pass-through certificates, at fair value	—	6,962	3,921
Purchases of CMBS securitizations held in variable interest entities, at fair value	—	(115,276)	(204,574)
Purchases of MSCR notes, at fair value	—	(10,365)	—
Purchases of mortgage backed securities, at fair value	(5,733)	(33,926)	—
Increase in Cash in connection with VIE consolidation	1,814	—	—
Decrease in Cash in connection with VIE deconsolidation	(4,992)	—	—
Acquisitions of real estate investments	—	(184,552)	(29,789)
Additions to real estate investments	(526)	(117)	—
Net cash provided by investing activities	741,342	950,578	517,878

Cash flows from financing activities
Principal repayments on borrowings under secured financing agreements	(38,327)	(98,341)	(54,227)
Distributions to bondholders of variable interest entities	(668,898)	(1,131,916)	(781,210)
Borrowings under master repurchase agreements	55,239	130,629	153,844
Principal repayments on borrowings under master repurchase agreements	(82,745)	(85,933)	(28,985)
Proceeds received on borrowings under secured financing agreements	—	89,634	—
Proceeds received from unsecured notes offering	13,557	40,674	132,813
Repurchase of unsecured notes	—	(4,829)	(304)
Borrowings under bridge facility	—	55,000	20,000
Bridge facility payments	—	(55,000)	(20,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	—	11,499	50,795
Proceeds from the issuance of common stock	—	156,491	32,393
Redemption of redeemable noncontrolling interests in the OP	—	(156,491)	(32,393)
Proceeds from the issuance of series B preferred stock through public offering, net of offering costs	8,599	—	—
Proceeds from the issuance of subsidiary preferred membership units through private offering, net of offering costs	—	—	95
Proceeds received from mortgages payable	416
Principal repayments on mortgages payable	(22)	—	—
Payments for taxes related to net share settlement of stock-based compensation	(797)	(495)	(323)
Dividends paid to common stockholders	(47,950)	(29,652)	(14,164)
Dividends paid to series A preferred stockholders	(3,496)	(3,512)	(3,508)
Dividends paid to series B preferred stockholders	(80)	—	—
Distributions to redeemable noncontrolling interests in the OP	(12,092)	(14,277)	(22,241)
Contributions from noncontrolling interests	—	67,255	—
Net cash used in financing activities	(776,596)	(1,029,264)	(567,415)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,698)	(12,885)	(239)
Cash, cash equivalents and restricted cash, beginning of year	20,347	33,232	33,471
Cash, cash equivalents and restricted cash, end of year	$16,649	$20,347	$33,232

Supplemental Disclosure of Cash Flow Information
Interest paid	51,337	35,416	27,546
Supplemental Disclosure of Noncash Investing and Financing Activities
Adjustment to loans, held for investment, net on deconsolidation of real estate	36,022	—	—
Adjustment to real estate investments, net on deconsolidation of real estate	(185,732)	—	—
Adjustment to accrued interest and dividends on deconsolidation of real estate	2,049	—	—
Adjustment to accounts receivable and other assets on deconsolidation of real estate	(799)	—	—
Adjustment to mortgages payable, net on deconsolidation of real estate	89,012	—	—
Adjustment to accounts payable and accrued liabilities on deconsolidation of real estate	705	—	—
Adjustment to accrued interest payable on deconsolidation of real estate	1,087	—	—
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	64,434	—	—
Adjustment to retained earnings on deconsolidation of real estate	1,490	—	—
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	(297)	—	—
Increase in dividends payable upon vesting of restricted stock units	1,081	1,187	—
Deconsolidation of mortgage loans and bonds payable held in variable interest entities	(448,396)	—	—
Consolidation of mortgage loans and bonds payable held in variable interest entities	—	1,244,826	2,946,224
Conversion of convertible notes to common stock	—	25,000	—
Adjustment to loans, held for investment, net on consolidation of real estate	(9,685)	—	—
Adjustment to real estate investments, net on consolidation of real estate	69,000	—	—
Adjustment to accounts receivable and other assets on consolidation of real estate	445	—	—
Adjustment to mortgages payable, net on consolidation of real estate	(63,084)	—	—
Adjustment to accrued interest payable on consolidation of real estate	(972)	—	—
Adjustment to accounts payable and accrued liabilities on consolidation of real estate	(2,436)	—	—
Consolidation of noncontrolling interest in CMBS variable interest entities	—	—	7,175
Increase in dividends payable upon vesting of restricted stock units	—	—	531
Other assets acquired from acquisitions	—	—	14
Liabilities assumed from acquisitions	—	—	47
Assumed debt on acquisitions	—	—	32,480
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage real estate investment trust (a "REIT") incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), multifamily structured credit risk notes (“MSCR Notes”) and mortgage backed securities, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science, hospitality and office sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2023, the Company holds approximately 83.82% of the common limited partnership units in the OP (“OP Units”) which represents 100.00% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).
The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance OP GP, LLC (the “OP GP”) is the sole general partner of the OP.
The Company commenced operations on February 11, 2020 upon the closing of its initial public offering of shares of its common stock (the “IPO”). Prior to the closing of the IPO, the Company engaged in a series of transactions through which it acquired an initial portfolio consisting of senior pooled mortgage loans backed by SFR properties (the “SFR Loans”), the junior most bonds of multifamily CMBS securitizations (the “CMBS B-Pieces”), mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes (the “Initial Portfolio”). The Initial Portfolio was acquired from affiliates (the “Contribution Group”) of NexPoint Advisors, L.P. (our “Sponsor”), pursuant to a contribution agreement with the Contribution Group through which the Contribution Group contributed their interest in the Initial Portfolio to special purpose entities (“SPEs”) owned by the Subsidiary OPs, in exchange for SubOP Units (the “Formation Transaction”). Subsequent to the Formation Transaction, the Company has continued to invest in asset types and real estate sectors within the Initial Portfolio and expanded to include additional asset types and real estate sectors.
The Company is externally managed by NexPoint Real Estate Advisors VII, L.P. (the “Manager”) through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, that renewed on February 6, 2024 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.
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

2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Other than described below pertaining to the adoption of the new accounting pronouncement, there have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2023.
The accompanying consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.
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
Principles of Consolidation
The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2023, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
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
On the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.
Investment in Subsidiaries
The Company conducts its operations through the OP, which directly or through a subsidiary, acts as the general partner of the Subsidiary OPs. The Subsidiary OPs own investments through limited liability companies that are SPEs which own investments directly. The OP is the sole member of the Mezz LLC, which owns investments directly. The OP has three classes of OP Units: Class A, Class B and Class C. Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units and Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. The Company is the majority limited partner of the OP in terms of economic interests, holding approximately 83.82% of the OP Units in the OP as of December 31, 2023 which represent 100.00% of the Class A OP Units, and the OP GP must generally receive approval of the Board to take any actions. As such, the Company consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest, as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities. As of December 31, 2023, there are no outstanding redeemable noncontrolling interests issued by the Subsidiary OPs.
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
Revenue Recognition
The Company owns two multifamily properties whereby its primary operations consist of rental income earned from its residents under lease agreements typically with terms of one year or less. See Note 8 for additional information regarding these multifamily properties. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. The Company records an allowance to reflect revenue that may not be collectable. This is recorded through a provision for bad debts, which is included in rental income in the accompanying Consolidated Statements of Operations. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, pets and administrative, application and other fees and are recognized when earned. The Company implemented the provisions of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014- 09”) as of December 31, 2021. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
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
Allowance for Credit Losses
In periods ending on or prior to December 31, 2022, the Company, with the assistance of an independent valuations firm, performed a quarterly evaluation of loans classified as held for investment for impairment on a loan-by-loan basis in accordance with ASC 310-10-35, Receivables, Subsequent Measurement (“ASC 310-10-35”). If the Company determined that it was probable that it would be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan was indicated. If a loan was considered to be impaired, the Company would establish an allowance for loan losses, through a valuation provision in earnings that reduced carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment was expected solely from the collateral. For non-impaired loans with no specific allowance the Company determined an allowance for loan losses in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”), which represented management’s best estimate of incurred losses inherent in the portfolio at the balance sheet date, excluding impaired loans and loans carried at fair value. Management considered quantitative factors likely to cause estimated credit losses, including default rate and loss severity rates. The Company also evaluated qualitative factors such as macroeconomic conditions, evaluations of underlying collateral, trends in delinquencies and non-performing assets. Increases to (or reversals of) the allowance for loan loss for the fiscal year ended December 31, 2022 are included in “Reversal of (provision for) credit losses” on the accompanying Consolidated Statements of Operations.
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
We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed. The Company has determined that economic forecasts used in our CECL model can be reasonable and supportable over four quarters as it provides enough time to account for the expected changes of the economic conditions and the performance of the underlying assets. Beyond the Company’s reasonable and supportable forecast period, the Company immediately reverts to historical loss information. The Company considers an immediate reversion period appropriate in the CECL model because it provides a suitable balance between the stability of historical data and the flexibility to account for changing market conditions. The allowance for loan and lease losses reserve as of December 31, 2022, was $0.7 million and the CECL reserve as of January 1, 2023, was $2.3 million. As such, the cumulative effect of adoption of ASU 2016-13 was a $1.6 million reduction in retained earnings. The provision for credit losses of $4.3 million for the year ended December 31, 2023 is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $2.1 million as of December 31, 2023.

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
The Company will evaluate acquired loans and debt securities for which it is probable at acquisition that all contractually required payments will not be collected in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. During the year ended December 31, 2023, there were no loans acquired with deteriorated credit quality.
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
Income Taxes
The Company has elected to be taxed as a REIT. As a result of the Company’s REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of December 31, 2023, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.
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
The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2023.
Recent Accounting Pronouncements
Section 107 of the Jumpstart Our Business Startups Act (“JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. The Company may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under ASU 2023-07. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
3. Loans Held for Investment, Net
The Company’s investments in mortgage loans, mezzanine loans, preferred equity and convertible notes are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity and convertible notes are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of December 31, 2023 and December 31, 2022, respectively (dollars in thousands):

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2023
Mortgage loans, held-for-investment	$645,277	$676,420	11	100.00%	4.79%	4.49
Mezzanine loans, held-for-investment	133,207	135,069	22	78.31%	9.61%	5.36
Preferred equity, held-for-investment	195,392	193,391	15	39.12%	12.20%	2.22
	$973,876	$1,004,880	48	84.82%	6.94%	4.15

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2022
Mortgage loans, held-for-investment	$688,046	$726,531	15	100.00%	4.81%	5.36
Mezzanine loans, held-for-investment	163,021	165,182	23	63.99%	10.42%	5.39
Preferred equity, held-for-investment	91,382	90,965	10	67.69%	11.51%	2.76
	$942,449	$982,678	48	90.64%	6.43%	5.11
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

For the years ended December 31, 2023 and 2022, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Balance at January 1,	$982,678	$1,088,881
Recognition of retained preferred equity investment upon deconsolidation of real estate (Note 14)	36,022	—
Cumulative effect of adoption of ASU 2016-13 (See Note 2)	(1,624)	—
Conversion of convertible bonds to common stock	—	(25,000)
Originations	92,701	110,502
Decrease in loans, held for investment, net on consolidation of real estate	(9,685)	—
Proceeds from principal repayments	(97,259)	(178,990)
PIK distribution reinvested in Preferred Units	8,990	715
Amortization of loan premium, net (1)	(7,146)	(13,261)
(Provision for) reversal of credit losses	(4,299)	(169)
Reversal of specific reserve of credit losses	4,502	—
Balance at December 31,	$1,004,880	$982,678
(1)Includes net amortization of loan purchase premiums.
As of December 31, 2023, and December 31, 2022, there were $33.1 million and $40.9 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.
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

Risk Rating	December 31, 2023
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	46	992,751	98.79%
4	2	12,129	1.21%
5	—	—	—%
	48	$1,004,880	100.00%

Risk Rating	December 31, 2022
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	48	982,678	100.00%
4	—	—	—
5	—	—	—
	48	$982,678	100.00%

As of December 31, 2023, 46 loans held-for-investment in our portfolio were rated “3,” or “Satisfactory”, 2 loans held-for-investment in our portfolio were rated "4," or "Underperformance", and 0 loans held-for-investment in our portfolio were rated "5," or "Risk of Impairment/Default", based on the factors assessed by the Company and discussed in Note 2. Our loan portfolio had a weighted-average risk rating of 3.0 as of December 31, 2023, and 3.0 as of December 31, 2022.
The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of December 31, 2023 and December 31, 2022 (dollars in thousands):

December 31, 2023
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2023	2022	2021	2020	2019	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	46	961,756	82,879	69,958	40,981	19,158	759,828	19,947	992,751
4	2	12,120	—	12,129	—	—	—	—	12,129
5	—	—	—	—	—	—	—	—	—
	48	$973,876	$82,879	$82,087	$40,981	$19,158	$759,828	$19,947	$1,004,880

December 31, 2022
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2022	2021	2020	2019	2018	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	48	999,080	72,606	98,129	17,500	774,381	20,062	—	982,678
4	—	—	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—	—	—
	48	$999,080	$72,606	$98,129	$17,500	$774,381	$20,062	$—	$982,678
(1)Represents the date a loan was originated or acquired.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	December 31, 2023	December 31, 2022
Georgia	30.50%	34.04%
Florida	18.40%	19.34%
Texas	13.87%	11.21%
Nevada	1.46%	*
Maryland	5.47%	5.59%
Minnesota	7.31%	6.97%
California	4.92%	4.66%
Alabama	3.51%	3.81%
North Carolina	2.78%	2.65%
Virginia	2.65%	*
Arkansas	1.37%	1.42%
Other (18 and 19 states each at <1%)	7.76%	10.31%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	December 31, 2023	December 31, 2022
Single Family Rental	69.94%	72.26%
Multifamily	21.99%	23.11%
Life Science	6.33%	2.85%
Self-Storage	1.75%	1.79%
	100.00%	100.00%
4. CMBS Trusts
As of December 31, 2023, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.
The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	December 31, 2023	December 31, 2022
Mortgage loans held in variable interest entities, at fair value	$5,677,763	$6,720,246
Accrued interest receivable	3,902	4,029

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(5,289,997)	(6,249,804)
Accrued interest payable	(3,220)	(3,207)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net interest earned	$40,627	$35,866	$27,780
Unrealized gain (loss)	(2,414)	(25,627)	29,838
Change in net assets related to consolidated CMBS variable interest entities	$38,213	$10,239	$57,618
The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	December 31, 2023	December 31, 2022
Texas	15.85%	17.95%
Florida	14.07%	13.82%
Arizona	4.05%	6.98%
California	8.69%	9.28%
Georgia	4.00%	4.68%
Washington	7.75%	6.88%
New Jersey	4.02%	3.97%
Nevada	2.49%	1.99%
Pennsylvania	1.27%	1.01%
Colorado	7.74%	6.21%
Connecticut	2.04%	3.64%
North Carolina	4.17%	3.53%
New York	3.37%	2.76%
Ohio	2.48%	2.00%
Virginia	2.03%	1.62%
Indiana	2.13%	1.69%
Illinois	1.65%	1.37%
Michigan	1.38%	1.11%
Maryland	1.18%	*
Missouri	1.56%	1.25%
Other (21 and 22 states each at <1%)	8.08%	8.26%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	December 31, 2023	December 31, 2022
Multifamily	97.45%	98.45%
Manufactured Housing	2.55%	1.55%
	100.00%	100.00%

5. Common and Preferred Stock Investments
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
The Company owns approximately 6.4% of the total outstanding shares of common stock of the Private REIT as of December 31, 2023 and 2022. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.
The investment in the Private REIT is a Level 3 asset in the fair value hierarchy and was initially measured using the convertible notes conversion share price of $17.50. On April 14, 2022, the two convertible notes converted into 1,394,213 shares or $25.0 million of common stock in the Private REIT, the parent company of the borrower under the convertible notes. As of December 31, 2023 and 2022, the Company valued this investment based on the Private REIT's market approach yield of $20.37 and $19.33 per share, respectively.
As of December 31, 2023, the Company owns approximately 98.0% of the total outstanding common equity of Resmark Forney Gateway Holdings, LLC ("RFGH") and Resmark the Brook, LLC ("RTB"). The investments in RFGH and RTB are equity method investments. These investments are held in entities that are considered VIEs as the power to direct activities is not proportional to ownership interests. The Company is not the primary beneficiary, but is deemed to have significant influence, and as such accounts for them using the equity method.
The following table presents the common stock investments as of December 31, 2023 and 2022, respectively (in thousands, except share amounts):

Investment	Investment Date	Property Type	Shares		Fair Value
			December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$33,129	$50,380
Private REIT	4/14/2022	Ground lease	1,394,213	1,394,213	28,400	27,884

The following table presents “Change in unrealized gain (loss) on common stock investments” (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Change in unrealized gain (loss) on NexPoint Storage Partners	$(17,251)	$(8,080)	$13,834
Change in unrealized gain (loss) on Private REIT	515	2,884	—
Change in unrealized gain (loss) on common stock investments	$(16,736)	$(5,196)	$13,834
Preferred Stock Investments
On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc. (“IQHQ”), a privately held life sciences real estate investment trust. The preferred stock dividend accumulates quarterly at a 10.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 9.5% of the total outstanding shares of preferred stock of the Series D-1 as of December 31, 2023.
The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of December 31, 2023, the Company valued this investment using the discounted cash flow method based on the present value of the expected future cash flows of the underlying investment. The discount rate of 11.5% considered the implied yield of both the payment in kind and cash interest margins.
6. Unconsolidated Variable Interest Entities
Unconsolidated VIEs
The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
As of December 31, 2023, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Accounting Treatment	Percentage Ownership as of December 31, 2023	Relationship as of December 31, 2023

Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	Fair Value	25.7%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Resmark the Brook, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Private REIT	Common Equity	Ground lease	Fair Value	6.4%	VIE

The Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $33.1 million NSP common stock investment. The Company's maximum exposure to loss of value for the RFGH and RTB common equity investments is the $1.0 million carrying value for each investment and may include an additional $2.8 million in unfunded commitments for each investment to the extent those commitments are funded.
7. CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities
As of December 31, 2023, the Company held twelve CMBS I/O Strips, three MSCR Notes and seven mortgage backed securities at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. The MSCR Notes are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties.
The following table presents the CMBS I/O Strips, MSCR Notes and mortgage backed securities as of December 31, 2023 (dollars in thousands):

Investment	Investment Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$1,622	Multifamily	2.02%	14.64%	9/25/2046
CMBS I/O Strip	8/6/2020		16,601	Multifamily	2.98%	17.98%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	5,022	Multifamily	1.59%	17.68%	1/25/2030
CMBS I/O Strip	5/27/2021		3,436	Multifamily	3.39%	17.79%	5/25/2030
CMBS I/O Strip	6/7/2021		395	Multifamily	2.31%	22.31%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	2,643	Multifamily	1.18%	14.57%	5/25/2029
CMBS I/O Strip	6/21/2021		833	Multifamily	1.17%	18.07%	5/25/2030
CMBS I/O Strip	8/10/2021		2,255	Multifamily	1.89%	17.98%	4/25/2030
CMBS I/O Strip	8/11/2021		1,241	Multifamily	3.10%	15.24%	7/25/2031
CMBS I/O Strip	8/24/2021		229	Multifamily	2.61%	16.15%	1/25/2031
CMBS I/O Strip	9/1/2021		3,390	Multifamily	1.92%	17.01%	6/25/2030
CMBS I/O Strip	9/11/2021		3,545	Multifamily	2.95%	15.14%	9/25/2031
Total			$41,212		2.50%	17.21%

MSCR Notes
MSCR Notes	5/25/2022		$4,020	Multifamily	14.83%	14.83%	5/25/2052
MSCR Notes	5/25/2022		5,000	Multifamily	11.83%	11.83%	5/25/2052
MSCR Notes	9/23/2022		1,358	Multifamily	12.18%	13.38%	11/25/2051
Total			$10,378		13.04%	13.20%

Mortgage Backed Securities
Mortgage Backed Securities	6/1/2022		$9,924	Single-Family	8.64%	8.91%	4/17/2026
Mortgage Backed Securities	6/1/2022		9,369	Single-Family	4.87%	5.01%	11/19/2025
Mortgage Backed Securities	7/28/2022		538	Single-Family	6.23%	6.31%	10/17/2027
Mortgage Backed Securities	7/28/2022		856	Single-Family	3.60%	4.12%	6/20/2028
Mortgage Backed Securities	9/12/2022		3,881	Multifamily	11.57%	11.55%	1/25/2031
Mortgage Backed Securities	9/29/2022		7,960	Self Storage	11.10%	11.12%	9/15/2027
Mortgage Backed Securities	3/10/2023		5,742	Multifamily	13.93%	13.95%	2/25/2025
Total			$38,270		9.17%	9.30%
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

The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net interest earned	$2,905	$5,668	$3,052
Change in unrealized gain (loss) on CMBS structured pass-through certificates	1,533	(12,664)	(483)
Change in unrealized gain (loss) on MSCR notes	65	(53)	—
Change in unrealized gain (loss) on mortgage backed securities	467	(1,230)	—
Realized gain on CMBS structured pass-through certificates	—	—	484
Total	$4,970	$(8,279)	$3,053
8. Real Estate Investments, net
On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina (Hudson Montford).
On February 1, 2022, the Company acquired a 368-unit multifamily property in Las Vegas, Nevada (Elysian at Hughes Center). The Company no longer maintains a common equity interest in this property and through a restructuring effective January 1, 2023, the investment was deconsolidated and presented solely as a preferred equity investment as of December 31, 2023.
On October 10, 2023, the Company exercised its right to terminate and replace the existing manager of SPG Alexander JV LLC, which owns a 280-unit multifamily property in Atlanta, Georgia. The Company, through its subsidiaries, holds both preferred and common equity investment in SPG Alexander JV LLC and also solely owns the replacement manager. As such, the Company is the primary beneficiary of SPG Alexander JV LLC and consolidates the property within our consolidated financial statements. The investment was considered an asset acquisition, and the fair value of the components of the investment as of October 10, 2023 totaled $68.8 million. The total value consisted of $7.9 million of land, $59.0 million of buildings and improvements, $0.6 million of furniture, fixtures, and equipment, and $1.3 million of intangible assets.
As of December 31, 2023, the components of the Company's investments in multifamily properties was as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,912	$—	$401	$691	$62,000
Alexander at the District	7,806	59,162	1,271	—	716	68,955
Accumulated depreciation and amortization	—	(3,948)	—	—	(456)	(4,404)
Total Real Estate Investments, Net	$18,802	$105,126	$1,271	$401	$951	$126,551

As of December 31, 2022, the components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,831	$—	$2	$602	$61,431
Elysian at Hughes	25,590	160,141	—	—	—	185,731
Accumulated depreciation and amortization	—	(1,752)	—	—	(188)	(1,940)
Total Real Estate Investments, Net	$36,586	$208,220	$—	$2	$414	$245,222
The following table reflects the revenue and expenses for the years ended December 31, 2023 and 2022, for our multifamily properties (in thousands).

	For the Year Ended December 31,
	2023	2022
Revenues
Rental income	$4,962	$11,116
Other income	182	1,286
Total revenues	5,144	12,402
Expenses
Interest expense	3,984	4,183
Real estate taxes and insurance	862	1,493
Property operating expenses	1,145	2,548
Property general and administrative expenses	257	366
Property management fees	158	301
Depreciation and amortization	2,465	2,895
Rate cap (income) expense	(2,045)	(1,014)
Debt service bridge	—	626
Casualty (gain) loss	(148)	—
Total expenses	6,678	11,398
Net income (loss) from consolidated real estate owned	$(1,534)	$1,004

9. Debt
The following table summarizes the Company’s financing arrangements in place as of December 31, 2023 (dollars in thousands):

	December 31, 2023
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$303,514	$303,514	N/A	(5)	7.26%	0.0	$931,296	$470,761	$464,888	6.4
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	590,306	590,306	7/12/2029		2.34%	4.5	645,277	676,420	676,420	4.5
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,252	8/1/2031		0.30%	6.3	96,817	98,839	98,839	6.3
Multifamily properties
CBRE	12/31/2021	32,366	32,157	6/1/2028	(6)	8.05%	4.4	N/A	64,697	64,697	4.4
Various	10/10/2023	63,500	63,500	11/6/2024	(7)	8.84%	0.9	N/A	61,854	61,854	0.9
Unsecured Financing
Various	10/15/2020	36,500	35,852	10/25/2025		7.50%	1.8	N/A	N/A	N/A	N/A
Various	4/20/2021	180,000	177,131	5/1/2026		5.75%	2.3	N/A	N/A	N/A	N/A
Various	10/18/2022	6,500	6,500	10/18/2027		7.50%	3.8	N/A	N/A	N/A	N/A
Total/weighted average		$1,271,938	$1,268,212			4.55%	2.9	$676,420	$1,372,571	$1,366,698	5.6
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
(7)Debt was assumed upon consolidation of this property and recorded at the outstanding principal amount.

The following table summarizes the Company’s financing arrangements in place as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Maximum facility size		Final stated maturity	Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$331,020	$331,020	N/A	(5)	5.83%	0.2	$974,440	$543,919	$539,736	7.0
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	628,633	628,633	7/12/2029		2.35%	5.4	688,046	726,531	726,531	5.4
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,252	8/1/2031		0.30%	7.3	105,817	108,390	108,390	7.3
Multifamily properties
CBRE	12/31/2021	32,480	32,176	6/1/2028	(6)	5.80%	5.4	N/A	59,491	59,491	5.4
CBRE	2/1/2022	89,634	89,060	2/1/2032		3.52%	9.1	N/A	185,731	185,731	9.1
Unsecured Financing
Various	10/15/2020	36,500	35,530	10/25/2025		7.50%	2.8	N/A	N/A	N/A	N/A
Various	4/20/2021	165,000	162,930	5/1/2026		5.75%	3.3	N/A	N/A	N/A	N/A
Various	10/18/2022	6,500	6,500	10/18/2027		7.50%	4.8	N/A	N/A	N/A	N/A
Total/weighted average		$1,349,019	$1,345,101			3.85%	4.1	$1,768,303	$1,624,062	$1,619,879	6.4
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
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of December 31, 2023. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of December 31, 2023 and 2022, the outstanding balance on the Credit Facility was $590.3 million and $628.6 million, respectively.
We, through the Subsidiary OPs, have borrowed approximately $303.5 million under our repurchase agreements and posted $931.3 million par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral as of December 31, 2023. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
On November 15, 2023, the Company issued an additional $15.0 million aggregate principal amount of its 5.75% Notes at a price equal to 92.0% par value, including accrued interest, for proceeds of approximately $13.6 million after original issue discount and underwriting fees.
As of December 31, 2023, the outstanding principal balances related to the SFR Loans and levered Mezzanine Loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$465,690	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	31,416	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	33,967	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,156	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	8,111	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,787	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,881	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,848	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,240	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,926	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$590,306				2.34%
Mezzanine Loans
Senior loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%
(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of December 31, 2023.
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
For the years ended December 31, 2023 and 2022, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Balances as of December 31,	$1,345,101	$1,273,355
Decrease in Mortgages Payable in connection with VIE deconsolidation	(89,012)	—
Increase in Mortgages Payable in connection with VIE consolidation	63,500	—
Principal borrowings	55,239	260,937
Principal repayments	(121,094)	(185,200)
Unsecured notes offering	13,557	—
Repurchase of unsecured notes	—	(4,829)
Accretion of discounts	966	790
Amortization of deferred financing costs	(45)	48
Balances as of December 31,	$1,268,212	$1,345,101
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2023 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2024(1)	$63,500	$303,514	$367,014
2025	36,500	31,416	67,916
2026	180,000	9,284	189,284
2027	6,500	—	6,500
2028	32,366	543,665	576,031
Thereafter	—	65,193	65,193
	$318,866	$953,072	$1,271,938
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

Derivative Financial Instruments and Hedging Activities
The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2023 and 2022 were classified as Level 2 of the fair value hierarchy.
The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On December 30, 2021, the Company, through a subsidiary, entered into a $32.5 million interest rate cap agreement at a strike rate of 2.29% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on June 1, 2024. As of December 31, 2023 and 2022, this interest rate cap had a fair value of approximately $1.0 million and $1.1 million, respectively. On October 10, 2023, the Company, through a subsidiary, entered into a $63.5 million interest rate cap agreement at a strike rate of 1.50% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on November 6, 2024. As of December 31, 2023, this interest rate cap had a fair value of approximately $1.8 million. The fair value of the interest rate caps are presented in "Accounts receivable and other assets" on the Consolidated Balance Sheets.
Financial Instruments Carried at Fair Value
See Notes 2, 4, 5, and 7 for additional information.
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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2023 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$13,824	$13,824	$—	$—	$13,824
Restricted cash	2,825	2,825	—	—	2,825
Loans, held-for-investment, net	328,460	—	—	337,110	337,110
Preferred stock investments, at fair value	14,776	—	—	14,776	14,776
Common stock investments, at fair value	61,529	—	—	61,529	61,529
Mortgage loans, held-for-investment, net	676,420	—	—	663,866	663,866
Accrued interest	22,033	22,033	—	—	22,033
Mortgage loans held in variable interest entities, at fair value	5,677,763	—	5,677,763	—	5,677,763
CMBS structured pass-through certificates, at fair value	41,212	—	41,212	—	41,212
MSCR notes, at fair value	10,378	—	10,378	—	10,378
Mortgage backed securities, at fair value	38,270	—	38,270	—	38,270
Accounts receivable and other assets	4,312	1,560	2,752	—	4,312
	$6,891,802	$40,242	$5,770,375	$1,077,281	$6,887,898

Liabilities
Secured financing agreements, net	$649,558	$—	$—	$666,423	$666,423
Master repurchase agreements	303,514	—	—	303,514	303,514
Unsecured notes, net	219,483	—	199,859	—	199,859
Mortgages payable, net	95,657	—	—	95,470	95,470
Accounts payable and other accrued liabilities	6,428	6,428	—	—	6,428
Accrued interest payable	8,209	8,209	—	—	8,209
Bonds payable held in variable interest entities, at fair value	5,289,997	—	5,289,997	—	5,289,997
	$6,572,846	$14,637	$5,489,856	$1,065,407	$6,569,900

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2022 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,048	$20,048	$—	$—	$20,048
Restricted cash	299	299	—	—	299
Loans, held-for-investment, net	256,147	—	—	255,254	255,254
Common stock investment, at fair value	78,264	—	—	78,264	78,264
Mortgage loans, held-for-investment, net	726,531	—	—	727,533	727,533
Accrued interest	15,665	15,665	—	—	15,665
Mortgage loans held in variable interest entities, at fair value	6,720,246	—	6,720,246	—	6,720,246
CMBS structured pass-through certificates, at fair value	46,876	—	46,876	—	46,876
MSCR notes, at fair value	10,313	—	10,313	—	10,313
Mortgage backed securities, at fair value	32,328	—	32,328	—	32,328
Accounts receivable and other assets	2,197	1,120	1,077	—	2,197
	$7,908,914	$37,132	$6,810,840	$1,061,051	$7,909,023

Liabilities
Secured financing agreements, net	$687,885	$—	$—	$713,253	$713,253
Master repurchase agreements	331,020	—	—	331,020	331,020
Unsecured notes, net	204,960	—	175,560	—	175,560
Mortgages payable, net	121,236	—	—	121,236	121,236
Accounts payable and other accrued liabilities	6,231	6,236	—	—	6,236
Accrued interest payable	7,986	7,986	—	—	7,986
Bonds payable held in variable interest entities, at fair value	6,249,804	—	6,249,804	—	6,249,804
	$7,609,122	$14,222	$6,425,364	$1,165,509	$7,605,095
The significant unobservable inputs used in the fair value measurement of the Company’s investment in NSP are the discount rate and terminal capitalization rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The Company's investment in the Private REIT was transferred out of level 2 to level 3 due to a lack of observable market data for the three months ended December 31, 2022. The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of December 31, 2023 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$33,129	Discounted cash flow	Terminal cap rate	5.00% - 5.50%	5.25%
			Discount rate	7.50% - 9.50%	8.50%
IQHQ Inc.	$14,776	Discounted cash flow	Discount rate	11.00% - 12.00%	11.50%
Private REIT	$28,400	Market approach	NAV per share multiple	1.00 - 1.20x	1.10x
(1)Averages are weighted based on the fair value of the related instrument

The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of December 31, 2022 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$50,380	Discounted cash flow	Terminal cap rate	5.13% - 5.63%	5.38%
			Discount rate	7.75% - 9.75%	8.75%
Private REIT	$27,884	Recent transaction	Yield	3.35% - 5.00%	3.81%
(1)Averages are weighted based on the fair value of the related instrument
The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the year ended December 31, 2023:

	Balance as of 12/31/22	Additions	Change in Unrealized Gains/(Losses)	Balance as of 12/31/23
NexPoint Storage Partners	$50,380	$—	$(17,251)	$33,129
Private REIT	$27,884	$—	$516	$28,400
IQHQ Inc.	$—	$14,510	$266	$14,776
The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the year ended December 31, 2022:

	Balance as of 12/31/21	Additions	Change in Unrealized Gains /(Losses)	Balance as of 12/31/22
NexPoint Storage Partners	$58,460	$—	$(8,080)	$50,380
Private REIT	$—	$27,884	$—	$27,884
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 13). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. As of December 31, 2023 and 2022, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets (see Note 13).
11. Stockholders’ Equity
Common Stock
During the year ended December 31, 2023, the Company issued 151,970 shares of common stock, par value of $0.1 per share (the "common stock") pursuant to the NexPoint Real Estate Finance 2020 Long Term Incentive Plan (as amended and restated, the "LTIP").
As of December 31, 2023, the Company had 17,518,900 shares of common stock issued and 17,231,913 shares of common stock outstanding.
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
On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its 9.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at a price to the public of $25.00 per share. As of December 31, 2023, the Company has issued 427,218 shares of Series B Preferred Stock for gross proceeds of $10.5 million before deducting selling commissions and dealer manager fees of approximately $0.9 million. The Series B Preferred Stock has a $25.00 per share liquidation preference. The Company expects that the Series B Preferred Offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the Series B Preferred Offering or March 14, 2025 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time.
Share Repurchase Program
On March 9, 2020, the Board authorized a share repurchase program (the “Prior Share Repurchase Program”) through which the Company could repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock during a two-year period that expired on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Prior Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company was able to utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value ("NAV") per share. From inception through expiration, the Company repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period. On March 3, 2021, the Company cancelled 40,435 shares of common stock, reducing the total classified as treasury stock to 286,987.
On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of December 31, 2023.
Long Term Incentive Plan
On January 31, 2020, the LTIP was approved and on May 7, 2020, the Company filed a registration statement on Form S-8 registering 1,319,734 shares of common stock, which the Company may issue pursuant to the LTIP. The LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.
On January 26, 2024, the Amended & Restated NexPoint Real Estate, Inc. 2020 Long Term Incentive Plan was approved and on January 30, 2024, the Company filed a registration statement on Form S-8 registering an additional 2,308,000 shares of common stock, which the Company may issue pursuant to the amended LTIP. The amended LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.
Restricted Stock Units
Under the LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On May 8, 2020, pursuant to the LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors and on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur.
The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2023:

	2023
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding December 31, 2022	577,360		$17.88
Granted	440,055		15.14
Vested	(201,678)	(1)	17.27
Forfeited	(44,066)		16.81
Outstanding December 31, 2023	771,671		$16.70
(1)Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 151,970 shares being issued as shown on the consolidated statements of stockholders' equity.
The vesting schedule for restricted stock units as of December 31, 2023, is as follows:

	Shares Vesting
	February	April	May	Total
2024	120,640	126,042	68,564	315,246
2025	116,998	102,201	—	219,199
2026	54,893	91,166	—	146,059
2027	—	91,167	—	91,167
Total	292,531	410,576	68,564	771,671
As of December 31, 2023, total unrecognized compensation expense on restricted stock unit awards was approximately $9.8 million, and the expense is expected to be recognized over a weighted average vesting period of 1.3 years.
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
Sales of shares of common stock or Series A Preferred Stock under the 2022 ATM Program, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act including, without limitation, sales made by means of ordinary brokers' transactions on NYSE, to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.
The following table contains summary information of the 2022 ATM Program since its inception through December 31, 2023:

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
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of December 31, 2023, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding and excludes any unvested restricted stock units issued pursuant to the LTIP.
Diluted earnings per share is computed by adjusting basic earnings per share for the dilutive effect of the assumed vesting of restricted stock units. Additionally, the Company includes the dilutive effect of the potential redemption of OP Units for common shares in accordance with the second amended and restated limited partnership agreement of the OP (as amended, the "OP LPA"). The Company also includes the assumed conversion of the Series B Preferred Stock using the if-converted method. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to common stockholders	$10,399	$3,234	$39,577

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	4,765	4,969	40,387
Net income for diluted computations	$15,164	$8,203	$79,964

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	17,199	14,686	6,601
Average number of common shares from assumed vesting of unvested restricted stock units	740	571	444
Average number of common shares from assumed conversion of OP Units	5,038	7,218	13,321
Average number of common shares from assumed conversion of Series B Preferred Stock	24	—	—
Average number of common shares outstanding - diluted	23,001	22,475	20,366
Earnings per weighted average common share:
Basic	$0.60	$0.22	$6.00
Diluted (1)	$0.60	$0.22	$3.93
(1)Diluted EPS calculations were higher than basic EPS and thus anti-dilutive for the years ended December 31, 2023 and 2022, respectively. As such, the Company is presenting diluted EPS as equal to basic EPS.
13. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
Interests in the OP held by limited partners are represented by OP Units. As of December 31, 2023 and 2022, the Company holds the majority economic interests in the OP. Net income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.
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
The Cash Amount is defined in the OP LPA as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company’s common stock, which because the Company’s common stock is listed on the NYSE will be calculated for the ten consecutive trading days (the “Ten Day VWAP”) immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the “Valuation Date”). The Ten Day VWAP calculated based on a Valuation Date of December 31, 2023 was $15.75, and there were 5,038,382 OP Units outstanding other than those held by the Company. Assuming that (1) the Ten Day VWAP exceeded the NAV, (2) all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of December 31, 2023, and (3) the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $79.4 million in cash consideration to redeem the OP Units.
On September 8, 2021, the general partner of the OP executed the OP LPA for the purposes of creating a board of directors of the OP (the “Partnership Board”) and subdividing and reclassifying the outstanding OP Units into Class A, Class B and Class C OP Units. The OP LPA generally provides that the newly created Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the Partnership Board, and that the Class C OP Units have no voting power. The reclassification of the OP Units did not have a material effect on the economic interests of the holders of OP Units. In connection with the adoption of the OP LPA, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by a subsidiary of NexPoint Diversified Real Estate Trust were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units. As of December 31, 2023, the Company owns 83.82% of the OP Units representing 100% of the Class A OP Units.
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
The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Redeemable noncontrolling interests in the OP, January 1,	$96,501	$261,423	$275,670
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	297	—	—
Net income attributable to redeemable noncontrolling interests in the OP	4,765	4,969	40,387
Redemption of redeemable noncontrolling interests in the OP	—	(155,614)	(32,393)
Distributions to redeemable noncontrolling interests in the OP	(12,092)	(14,277)	(22,241)
Redeemable noncontrolling interests in the OP, December 31,	$89,471	$96,501	$261,423
The tables below present the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
December 31, 2023	17,231,913	5,038,382	22,270,295

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
December 31, 2022	17,079,943	5,038,382	22,118,325
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
Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the year ended December 31, 2023, 2022, and 2021, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.
Connections at Buffalo Pointe Contribution
On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $1.7 million on January 9, 2023, March 6, 2023, March 28, 2023, May 25, 2023, and August 16, 2023. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 93.8% occupancy as of December 31, 2023. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 76.1% and a maturity date of May 1, 2030.
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

RSU Issuance
On May 8, 2020, in accordance with the LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 22, 2021, the Company granted 233,385 restricted stock units to its directors, officers employees and certain key employees of the Manager and its affiliates, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors, and on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors.
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of December 31, 2023, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
Expense Cap
Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the years ended December 31, 2023, 2022 and 2021, operating expenses did not exceed the Expense Cap.
For the years ended December 31, 2023, 2022, and 2021 and the Company incurred management fees of $3.3 million, $3.2 million, and $2.3 million, respectively.
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
NSP Guaranty
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of December 31, 2023.
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
Elysian at Hughes Center
On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). Effective January 1, 2023, the Company restructured this investment such that it does not meet the requirements for consolidation under ASC 810 – Consolidation and has been deconsolidated herein as of January 1, 2023 and presented as a preferred equity investment. As of December 31, 2022, the Company owned a preferred equity investment and indirect common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, the common equity interests have been transferred to the Asset Manager in exchange for $54,000 and a guarantee of payments due to the Company in respect of its preferred equity investment if the investment is not redeemed prior to the close of the ongoing private offering of Class I Beneficial Interests in the Trust, which will continue until the maximum offering amount of $115.3 million has been reached. The Company’s preferred investments were initially made from December 28, 2021 through July 26, 2022 and totaled $65.3 million. Following the transfer of the common equity interests, the Company no longer is the primary beneficiary of the Trust and as such does not consolidate it. The Company recognized a gain on deconsolidation of $1.5 million related to the residual effect of removing the consolidated assets and liabilities from the Consolidated Balance Sheets. The fair value of the preferred equity investment still approximates its par value so no portion of the gain on deconsolidation is related to a remeasurement of the fair value of the preferred equity investment. Management determined the fair value of the preferred equity investment using a market approach and performing a benchmarking analysis to comparable transactions. As of December 31, 2023, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.4 million.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or March 14, 2025 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of December 31, 2023, the Company has issued 427,218 shares of Series B Preferred Stock for gross proceeds of $10.5 million and paid the Dealer Manager $0.6 million Selling Commissions and $0.3 million Dealer Manager Fees.
15. Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. On September, 22, 2023, the issuer exercised its right to extend the final obligation date to purchase any additional Preferred Units to September 29, 2024. As of December 31, 2023, the Company may have the obligation to fund an additional $3.6 million by September 29, 2024, which the issuer may extend for up to one year at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. Upon the redemption of any Preferred Units and if the parties agree, the remaining amount to be funded by the Company may be increased by the aggregate purchase price of the redeemed Preferred Units. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital ("MOIC") equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of December 31, 2023, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units other than under the existing commitment is considered remote.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $16.9 million was unfunded as of December 31, 2023. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% IRR hurdle as shown below. There was no value ascribed to the common interest as of December 31, 2023. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20.0% internal rate of return ("IRR")
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, of which $3.4 million was unfunded as of December 31, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.3 million was unfunded as of December 31, 2023.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, of which $11.1 million was unfunded as of December 31, 2023. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $3.3 million was unfunded as of December 31, 2023.
The table below shows the Company's unfunded commitments by investment type as of December 31, 2023 and December 31, 2022 (in thousands):

Investment Type	December 31, 2023	December 31, 2022
	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$34,966	$33,704
Common Equity	6,600	—
	$41,566	$33,704

16. Subsequent Events
Dividends Declared
The Board declared a dividend to Series B Preferred stockholders of $0.1875 on January 2, 2024, paid on February 5, 2024, to Series B Preferred stockholders of record as of January 25, 2025.
The Board declared a dividend to Series B Preferred stockholders of $0.1875 on January 18, 2024, paid on March 5, 2024, to Series B Preferred stockholders of record as of February 23, 2024.
The Board declared a dividend to Series B Preferred stockholders of $0.1875 on February 21, to be paid on April 5, 2024, to Series B Preferred stockholders of record as of March 25, 2024.
The Board declared the first regular quarterly dividend of 2024 to common stockholders of $0.50 per share on February 26, 2024, to be paid on March 28, 2024, to common stockholders of record on March 15, 2024.
The Board declared a dividend to Series A Preferred stockholders of $0.53125 per share on February 26, 2024, to be paid on April 25, 2024, to Series A Preferred stockholders of record on April 15, 2024.
Series B Preferred
As of February 28, 2024, since December 31, 2023, the Company has issued an additional 771,477 shares of Series B Preferred Stock for gross proceeds of $18.1 million.
Second Amendment and Restatement of Bylaws
On January 3, 2024, the Board approved and adopted a second amendment and restatement of the Company’s Bylaws.
SFR Loan
On January 25, 2024, one of the Company’s SFR loans was prepaid in its entirety for a total principal of $508.7 million, of which $465.7 million of financing was repaid. As a result, the Company recognized prepayment income of $8.9 million and wrote off the premium on the loan of $25.4 million. The Company received net cash of $52.8 million on the paydown.
Long Term Incentive Plan
On January 26, 2024, the Amended & Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan was approved by stockholders and on January 30, 2024, the Company filed a registration statement on Form S-8 registering an additional 2,308,000 shares of common stock, which the Company may issue pursuant to the amended LTIP.
Loan Commitments
On January 26, 2024, the Company, along with related party The Ohio State Life Insurance Company (“OSL”), entered into a Mezzanine Loan and Security Agreement whereby it made a loan in the maximum principal amount of up to $218.0 million to IQHQ-Alewife Holdings, LLC, which is solely owned by IQHQ, LP. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, Inc., who is the limited partner in IQHQ, LP; however, the Company has no controlling financial interest nor significant influence in IQHQ, LP. The loan is secured by a first mortgage with a first lien position and other security interests. The Company made the initial advances of $20.0 million, and subsequent advances of the mezzanine loan may be made by the Company or OSL. The Company’s portion of the total commitment is $208.0 million.
On February 9, 2024, the Company additionally contributed approximately $8.1 million aggregate principal amount under the Mezzanine Loan and Security Agreement.
On March 7, 2024, the Company additionally contributed approximately $15.2 million aggregate principal amount under the Mezzanine Loan and Security Agreement.
Mortgage Backed Security Dispositions
On February 1, 2024, the Company, through one of the Subsidiary OPs, sold approximately $10.1 million aggregate principal amount of the Class G2 tranche of the AMSR 2020-SFR4 G2 at a price equal to 96.4% of par value.

CMBS Acquisitions
On February 22, 2024, the Company, through one of the Subsidiary OPs, purchased approximately $30.9 million aggregate principal amount of the Class C tranche of the FREMF 2024-K515 CMBS at a price equal to 85.6% of par value, representing 100% of the Class C tranche. The investment pays a fixed coupon of 5.9% with an all-in unlevered yield of 9.75%. On February 23, 2024, the Company through one of the Subsidiary OPs, entered into a repurchase agreement and borrowed approximately $17.2 million. The loan bears interest at a rate of 2.0% over SOFR.
On February 29, 2024, the Company, through one of the Subsidiary OPs, purchased approximately $49.2 million aggregate principal amount of the Class A, E1, and E2 tranches of the VINEB 2024 SFR1 CMBS at a blended price equal to 90.2% of par value. The investment has a blended unlevered yield of 6.9%. On March 1, 2024, the Company through one of the Subsidiary OPs, entered into a repurchase agreement and borrowed approximately $35.8 million. The loans bear interest at a rate of 1.0%, 1.6%, and 1.6% over SOFR, respectively.
Connections at Buffalo Pointe Contribution
On March 1, 2024, the Company additionally contributed approximately $0.7 million aggregate principal amount under the Buffalo Pointe Contribution Agreement.