Form 10-Q
period 2024-06-30
NexPoint Real Estate Finance, Inc.
filed 2024-08-08
CIK 1786248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2024, the registrant had 17,461,129 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.
Form 10-Q
Quarter Ended June 30, 2024
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
iii

PART I
Item 1. Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,266	$13,824
Restricted cash	3,050	2,825
Real estate investments, net	123,619	126,551
Loans, held-for-investment, net ($23,935 and $22,989 with related parties, respectively)	430,514	328,460
Common stock investments, at fair value ($32,676 and $33,129 with related parties, respectively)	58,887	61,529
Mortgage loans, held-for-investment, net	232,333	676,420
Preferred stock investments, at fair value	18,384	14,776
Accrued interest and dividends	27,501	22,033
Mortgage loans held in variable interest entities, at fair value	5,600,925	5,677,763
CMBS structured pass-through certificates, at fair value	37,962	41,212
MSCR Notes, at fair value	—	10,378
Mortgage backed securities, at fair value ($15,975 and $0 with related parties, respectively)	15,975	38,270
Stock warrant investments	11,713	—
Accounts receivable and other assets	9,769	4,312
TOTAL ASSETS	$6,574,898	$7,018,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net ($9,869 and $0 with related parties, respectively)	$254,868	$649,558
Master repurchase agreements	280,651	303,514
Unsecured notes, net ($12,400 and $6,500 with related parties, respectively)	226,123	219,483
Mortgages payable, net	95,564	95,657
Accounts payable and other accrued liabilities	7,944	6,428
Accrued interest payable	8,856	8,209
Bonds payable held in variable interest entities, at fair value	5,219,412	5,289,997
Total Liabilities	6,093,418	6,572,846

Redeemable Series B Preferred stock, $0.01 par value: 16,000,000 shares authorized; 3,163,477 and 427,218 shares issued and outstanding, respectively	69,191	8,599
Redeemable noncontrolling interests in the OP	84,815	89,471

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	3,177	—
Noncontrolling interest in subsidiary	95	95
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16

Common stock, $0.01 par value: 500,000,000 shares authorized; 17,461,129 and 17,518,900 shares issued and 17,461,129 and 17,231,913 shares outstanding, respectively	174	172
Additional paid-in capital	385,071	395,737
Retained earnings (accumulated deficit)	(61,059)	(35,821)
Series A Preferred stock held in treasury at cost; 0 shares and 355,000, respectively	—	(8,567)
Common stock held in treasury at cost; 0 shares and 286,987 shares, respectively	—	(4,195)
Total Stockholders' Equity	327,474	347,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,574,898	$7,018,353
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income
Interest income (1)	$18,233	$17,299	$16,659	$33,460
Interest expense	(11,493)	(13,094)	(22,733)	(25,306)
Total net interest income (expense)	6,740	4,205	(6,074)	8,154
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	12,916	6,886	21,332	17,889
Change in unrealized gain (loss) on CMBS structured pass-through certificates	461	968	421	216
Change in unrealized gain (loss) on common stock investments	(1,771)	175	(2,642)	(1,092)
Change in unrealized gain (loss) on preferred stock investments	38	—	102	—
Change in unrealized gain (loss) on MSCR Notes	2	326	(13)	28
Change in unrealized gain (loss) on mortgage backed securities	175	826	615	220
Reversal of (provision for) credit losses	2	6	422	40
Dividend income	501	—	1,001	—
Other income	414	36	488	353
Realized gain	471	—	471	—
Loss on extinguishment of debt	(184)	—	(184)	—
Gain on deconsolidation of variable interest entity	—	—	—	1,490
Equity in income (losses) of equity method investments	(892)	(889)	(2,892)	(889)
Revenues from consolidated real estate owned	2,035	1,036	4,246	2,064
Total other income	$14,168	$9,370	23,367	20,319
Operating expenses
General and administrative expenses	3,179	2,377	7,366	4,529
Loan servicing fees	350	1,063	917	2,106
Management fees	897	822	1,732	1,650
Expenses from consolidated real estate owned	4,368	836	9,805	2,333
Total operating expenses	$8,794	$5,098	19,820	10,618
Net income (loss)	12,114	8,477	(2,527)	17,855
Net (income) loss attributable to Series A preferred stockholders	(874)	(874)	(1,748)	(1,748)
Net (income) loss attributable to Series B preferred stockholders	(1,477)	—	(2,142)	—
Net (income) loss attributable to redeemable noncontrolling interests	(2,275)	(1,856)	(382)	(3,793)
Net income (loss) attributable to common stockholders	$7,488	$5,747	$(6,799)	$12,314

Weighted-average common shares outstanding - basic	17,422	17,213	17,343	17,166
Weighted-average common shares outstanding - diluted	27,788	23,080	26,399	22,880

Earnings (loss) per share outstanding - basic	$0.43	$0.33	$(0.39)	$0.72
Earnings (loss) per share outstanding - diluted	$0.40	$0.33	$(0.39)	$0.70

Dividends declared per common share	$0.5000	$0.6850	$1.0000	$1.3700
(1)     Includes $25.0 million related to accelerated amortization of the premium associated with the prepayment on a senior loan in the first quarter of 2024.
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

Six Months Ended June 30, 2024	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2023	1,645,000	$16	17,231,913	$172	$395,737	$(35,821)	$(4,195)	$(8,567)	$—	$95	$347,437
Vesting of stock-based compensation	—	—	229,216	2	2,096	—	—	—	—	—	2,098
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	3,177	—	3,177
Cancellation of common and preferred stock held in treasury	—	—	—	—	(12,762)	—	4,195	8,567	—	—	—
Net income attributable to Series A preferred stockholders	—	—	—	—	—	1,748	—	—	—	—	1,748
Net loss attributable to common stockholders	—	—	—	—	—	(6,799)	—	—	—	—	(6,799)
Series A preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(1,748)	—	—	—	—	(1,748)
Common stock dividends declared ($1.0000 per share)	—	—	—	—	—	(18,439)	—	—	—	—	(18,439)
Balances, June 30, 2024	1,645,000	$16	17,461,129	$174	$385,071	$(61,059)	$—	$—	$3,177	$95	$327,474

Three Months Ended June 30, 2024	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, March 31, 2024	1,645,000	$16	17,306,257	$173	$397,165	$(59,318)	$(4,195)	$(8,567)	$1,713	$95	$327,082
Vesting of stock-based compensation	—	—	154,872	1	668	—	—	—	—	—	669
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	1,464	—	1,464
Cancellation of common and preferred stock held in treasury	—	—	—	—	(12,762)	—	4,195	8,567	—	—	—
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	7,488	—	—	—	—	7,488
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,229)	—	—	—	—	(9,229)
Balances, June 30, 2024	1,645,000	$16	17,461,129	$174	$385,071	$(61,059)	$—	$—	$3,177	$95	$327,474

Six Months Ended June 30, 2023	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2022	1,645,000	$16	17,079,943	$171	$392,124	$4,435	$(4,195)	$(8,567)	$—	$64,529	$448,513
Vesting of stock-based compensation	—	—	151,970	1	1,311	—	—	—	—	—	1,312
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	—	—	—	—	—	—	—	—	—	(64,434)	(64,434)
Cumulative effect of adoption of ASU 2016-13 (See Note 2)		—		—	—	(1,624)	—	—	—	—	(1,624)
Net income attributable to Series A preferred stockholders	—	—	—	—	—	1,748	—	—	—	—	1,748
Net income attributable to common stockholders	—	—	—	—	—	12,314	—	—	—	—	12,314
Series A preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(1,748)	—	—	—	—	(1,748)
Common stock dividends declared ($1.3700 per share)	—	—	—	—	—	(24,438)	—	—	—	—	(24,438)
Balances, June 30, 2023	1,645,000	$16	17,231,913	$172	$393,435	$(9,313)	$(4,195)	$(8,567)	$—	$95	$371,643

Three Months Ended June 30, 2023	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (accumulated deficit) Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, March 31, 2023	1,645,000	$16	17,184,231	$172	$392,440	$(2,697)	$(4,195)	$(8,567)	$—	$95	$377,264
Vesting of stock-based compensation	—	—	47,682	—	995	—	—	—	—	—	995
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	5,747	—	—	—	—	5,747
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.6850 per share)	—	—	—	—	—	(12,363)	—	—	—	—	(12,363)
Balances, June 30, 2023	1,645,000	$16	17,231,913	$172	$393,435	$(9,313)	$(4,195)	$(8,567)	$—	$95	$371,643

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(2,527)	$17,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums	29,556	7,337
Accretion of discounts	(7,573)	(7,072)
Depreciation and amortization of real estate investment	3,400	954
Amortization of deferred financing costs	24	22
Provision for (reversal of) credit losses	(422)	(40)
Net change in unrealized (gain) loss on investments held at fair value	5,203	4,272
Equity in (income) losses of unconsolidated equity method ventures	2,892	889
Net realized (gain) loss	(6,669)	—
Gain on deconsolidation of variable interest entity	—	(1,490)
Stock-based compensation expense	3,252	2,109
Payment in kind income	(7,296)	(1,794)
Loss on extinguishment of debt	184	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(5,468)	(1,609)
Accounts receivable and other assets	(5,457)	(407)
Accrued interest payable	647	(514)
Accounts payable, accrued expenses and other liabilities	462	1,963
Net cash provided by operating activities	10,208	22,475

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	248,922	444,463
Proceeds from payments received on mortgage loans held for investment	512,274	53,856
Proceeds from payments received on mortgage backed securities	—	546
Originations of mortgage loans, held-for-investment, net	(93,425)	—
Originations of loans, held-for-investment, net	(93,943)	(55,684)
Purchases of preferred stock	(3,507)	—
Purchases of equity method investments	(2,892)	(1,000)
Purchases of stock warrant investments	(11,713)	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	(53,654)	—
Sales of CMBS securitizations held in variable interest entities, at fair value	61,961	—
Purchases of mortgage backed securities, at fair value	(44,396)	(5,733)
Sale of mortgage backed securities, at fair value	77,851	—
Decrease in cash in connection with VIE deconsolidation	—	(4,992)
Additions to real estate investments	(471)	(78)
Net cash provided by investing activities	597,007	431,378

Cash flows from financing activities
Borrowings under secured financing agreements	84,311	—
Principal repayments on borrowings under secured financing agreements	(479,085)	(10,214)
Distributions to bondholders of variable interest entities	(237,723)	(412,456)
Borrowings under master repurchase agreements	83,393	44,704
Principal repayments on borrowings under master repurchase agreements	(106,256)	(42,489)
Proceeds received from unsecured promissory note	6,500	—
Principal repayment on unsecured promissory note	(600)	—
Borrowings under bridge facility	19,900	—
Bridge facility repayments	(20,000)	—
Proceeds from the issuance of Series B preferred stock through public offering, net of offering costs	60,592	—
Principal repayments on mortgages payable	(116)	—
Payments for taxes related to net share settlement of stock-based compensation	(1,152)	(797)
Dividends paid to common stockholders	(17,384)	(23,575)
Dividends paid to Series A preferred stockholders	(1,748)	(1,748)
Dividends paid to Series B preferred stockholders	(2,142)	—
Distributions to redeemable noncontrolling interests in the OP	(5,038)	(6,046)
Net cash used in financing activities	(616,548)	(452,621)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,333)	1,232
Cash, cash equivalents and restricted cash, beginning of period	16,649	20,347
Cash, cash equivalents and restricted cash, end of period	$7,316	$21,579

Supplemental Disclosure of Cash Flow Information
Interest paid	22,086	26,468
Supplemental Disclosure of Noncash Investing and Financing Activities
Adjustment to loans, held for investment, net on deconsolidation of real estate	—	36,022
Adjustment to real estate investments, net on deconsolidation of real estate	—	(185,732)
Adjustment to accrued interest and dividends on deconsolidation of real estate	—	2,049
Adjustment to accounts receivable and other assets on deconsolidation of real estate	—	(799)
Adjustment to mortgages payable, net on deconsolidation of real estate	—	89,012
Adjustment to accounts payable and accrued liabilities on deconsolidation of real estate	—	705
Adjustment to accrued interest payable on deconsolidation of real estate	—	1,087
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	—	64,434
Adjustment to retained earnings on deconsolidation of real estate	—	1,490
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	—	(297)
Increase in dividends payable upon vesting of restricted stock units	1,055	863
Consolidation of mortgage loans and bonds payable held in variable interest entities	1,276,923	—
Consolidation of noncontrolling interest in CMBS variable interest entities	3,177	—
Deconsolidation of mortgage loans and bonds payable held in variable interest entities	(1,331,412)	—
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”) is a commercial mortgage real estate investment trust (a "REIT") incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes and mortgage backed securities, all of which are considered our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science and hospitality sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of June 30, 2024, the Company holds approximately 83.82% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owns all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).
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
General
In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC, these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited Consolidated Financial Statements, which are included in the Company’s Annual Report. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and future fiscal years.
Basis of Accounting
The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2024.
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
Principles of Consolidation
The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2024, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
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
CMBS Trusts
The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of, those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impact the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the ten CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche of eight of the securities, 93.9% and 95.0%, respectively, of the most subordinate tranche of two of the securities issued by the trusts. The subordinate tranche includes the controlling class, and has the ability to remove and replace the special servicer. The portion of the controlling class not owned by the Company is classified as noncontrolling interest in CMBS variable interest entities.
On the Consolidated Balance Sheets as of June 30, 2024, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.
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

These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed. The Company has determined that economic forecasts used in our CECL model can be reasonable and supportable over four quarters as it provides enough time to account for the expected changes of the economic conditions and the performance of the underlying assets. Beyond the Company’s reasonable and supportable forecast period, the Company immediately reverts to historical loss information. The Company considers an immediate reversion period appropriate in the CECL model because it provides a suitable balance between the stability of historical data and the flexibility to account for changing market conditions. The cumulative effect of adoption of ASU 2016-13 was a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2024 was $2.1 million. The reversal of credit losses of $0.4 million for the six months ended June 30, 2024 is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $1.7 million as of June 30, 2024.
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
The Company also recognizes a liability for expected credit losses for off-balance sheet exposures if the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable by the Company.
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
3. Loans Held for Investment, Net
The Company’s investments in mortgage loans, mezzanine loans, preferred equity and promissory notes are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity and promissory notes are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of June 30, 2024 and December 31, 2023, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
June 30, 2024
Mortgage loans, held-for-investment	$229,007	$232,333	11	58.64%	9.04%	3.01
Mezzanine loans, held-for-investment	133,207	134,997	22	78.31%	9.60%	4.86
Preferred equity, held-for-investment	241,595	240,575	16	40.94%	12.07%	1.64
Promissory note, held-for-investment	68,000	54,942	2	100.00%	16.47%	0.89
	$671,809	$662,847	51	60.36%	10.99%	2.67

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2023
Mortgage loans, held-for-investment	$645,277	$676,420	11	100.00%	4.79%	4.49
Mezzanine loans, held-for-investment	133,207	135,069	22	78.31%	9.61%	5.36
Preferred equity, held-for-investment	195,392	193,391	15	39.12%	12.20%	2.22
	$973,876	$1,004,880	48	84.82%	6.94%	4.15
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

For the six months ended June 30, 2024 and 2023, the loan and preferred equity portfolio activity was as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Balances, December 31,	$1,004,880	$982,678
Recognition of retained preferred equity investment upon deconsolidation of real estate (Note 14)	—	36,022
Cumulative effect of adoption of ASU 2016-13 (See Note 2)	—	(1,624)
Originations	187,368	55,684
Proceeds from principal repayments	(512,274)	(53,856)
PIK distribution reinvested in Preferred Units	7,296	1,794
Amortization of loan premium, net (1)	(24,845)	(3,341)
(Provision for) reversal of credit losses	422	40
Balance at June 30,	$662,847	$1,017,397
(1)Includes net amortization of loan purchase premiums.
As of June 30, 2024 and December 31, 2023, there were $7.3 million and $33.1 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.
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

	June 30, 2024
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	50	650,357	98.12%
4	1	12,490	1.88%
5	—	—	—
	51	$662,847	100.00%

Risk Rating	December 31, 2023
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	46	992,751	98.79%
4	2	12,129	1.21%
5	—	—	—
	48	$1,004,880	100.00%
Our loan portfolio had a weighted-average risk rating of 3.0 as of June 30, 2024, and 3.0 as of December 31, 2023.

The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of June 30, 2024 and December 31, 2023 (dollars in thousands):

June 30, 2024
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2024	2023	2022	2021	2020	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	50	659,209	168,062	107,620	83,458	37,143	254,074	—	650,357
4	1	12,600	—	—	—	12,490	—	—	12,490
5	—	—	—	—	—	—	—	—	—
	51	$671,809	$168,062	$107,620	$83,458	$49,633	$254,074	$—	$662,847
(1)Represents the date a loan was originated or acquired.

December 31, 2023
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2023	2022	2021	2020	2019	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	46	961,756	82,879	69,958	40,981	19,158	759,828	19,947	992,751
4	2	12,120	—	12,129	—	—	—	—	12,129
5	—	—	—	—	—	—	—	—	—
	48	$973,876	$82,879	$82,087	$40,981	$19,158	$759,828	$19,947	$1,004,880
(1)Represents the date a loan was originated or acquired.
The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	June 30, 2024	December 31, 2023
Texas	19.93%	13.87%
Georgia	8.95%	30.50%
Maryland	8.82%	5.47%
California	9.47%	4.92%
Massachusetts	15.69%	*
Florida	5.42%	18.40%
Virginia	6.22%	*
Minnesota	*	7.31%
Other (21 and 23 states each at <4%)	25.50%	19.53%
	100.00%	100.00%
*Included in "Other."

Collateral Property Type	June 30, 2024	December 31, 2023
Single Family Rental	29.78%	69.94%
Multifamily	37.38%	21.99%
Life Science	28.85%	6.33%
Self-Storage	2.82%	1.75%
Marina	1.18%	—%
	100.00%	100.00%
4. CMBS Trusts
As of June 30, 2024, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.
The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	June 30, 2024	December 31, 2023
Mortgage loans held in variable interest entities, at fair value	$5,600,925	$5,677,763
Accrued interest receivable	4,132	3,902

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(5,219,412)	(5,289,997)
Accrued interest payable	(3,200)	(3,220)
The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net interest earned	$15,822	$10,887	$25,058	$21,530
Unrealized gain (loss)	(2,906)	(4,001)	(3,726)	(3,641)
Change in net assets related to consolidated CMBS variable interest entities	$12,916	$6,886	$21,332	$17,889

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	June 30, 2024	December 31, 2023
Texas	14.64%	15.84%
Florida	13.06%	14.07%
Arizona	*	4.05%
California	8.95%	8.69%
Georgia	5.01%	4.00%
Washington	7.12%	7.75%
New Jersey	*	4.02%
Colorado	9.13%	7.74%
North Carolina	4.82%	4.17%
New York	4.03%	*
Other (33 and 32 states each at <4%)	33.24%	29.68%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	June 30, 2024	December 31, 2023
Multifamily	98.78%	97.45%
Manufactured Housing	1.22%	2.55%
	100.00%	100.00%
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
The Company owns approximately 6.36% of the total outstanding shares of common stock of a private ground lease REIT (the "Private REIT") as of June 30, 2024. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.
The investment in the Private REIT is a Level 3 asset in the fair value hierarchy and was initially measured using the convertible notes conversion share price of $17.50. On April 14, 2022, the two convertible notes converted into 1,394,213 shares or $25.0 million of common stock in the Private REIT, the parent company of the borrower under the convertible notes. As of June 30, 2024, the Company valued this investment based on the Private REIT's market approach price of $18.80 per share.
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
The Company owns approximately 12.3% of the total outstanding common equity of Slater Apartments ("SK Apartments"). The investment is an equity method investment. The investment is held in an entity that is considered a VIE as the power to direct activities is not proportional to ownership interests. The Company is not the primary beneficiary, but is deemed to have significant influence. As such, the Company accounts for it using the equity method.
The following table presents the common stock investments as of June 30, 2024 and December 31, 2023, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$32,676	$33,129
Private REIT	4/14/2022	Ground lease	1,394,213	1,394,213	26,211	28,400
The following table presents “Change in unrealized gain (loss) on common stock investments” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Change in unrealized gain (loss) on NexPoint Storage Partners	$(1,088)	$872	$(453)	$637
Change in unrealized gain (loss) on Private REIT	(683)	(697)	(2,189)	$(1,729)
Change in unrealized gain (loss) on common stock investments	$(1,771)	175	(2,642)	(1,092)

Preferred Stock Investments
On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc. (“IQHQ”), a privately held life sciences real estate investment trust. The preferred stock dividend accumulates quarterly at a 10.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 11.8% of the total outstanding shares of preferred stock of the Series D-1 as of June 30, 2024.
The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of June 30, 2024, the Company valued this investment using the discounted cash flow method based on the present value of the expected future cash flows of the underlying investment. The weighted average discount rate of 11.5% considered the implied yield of both the payment in kind and cash interest margins.

6. Unconsolidated Variable Interest Entities
Unconsolidated VIEs
The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
As of June 30, 2024, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Accounting Treatment	Percentage Ownership as of June 30, 2024	Relationship as of June 30, 2024

Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	Fair Value	25.7%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Private REIT	Common Equity	Ground lease	Fair Value	6.4%	VIE
SK Apartments	Common Equity	Multifamily	Equity Method	12.3%	VIE
The Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $32.7 million NSP common stock investment. The Company's maximum exposure to loss of value for the RFGH and RTB common equity investments is the $3.0 million carrying value for RFGH and $1.5 million for RTB, and may include an additional $1.3 million and $2.8 million in unfunded commitments, respectively. for each investment to the extent those commitments are funded. The Company's maximum exposure to loss of value for SK Apartments is $0.4 million with no additional unfunded commitments. The Company's maximum exposure to loss of value for the Private REIT investment is the fair value of the Company's $26.2 million Private REIT common equity investment.
7. CMBS Structured Pass-Through Certificates and Mortgage Backed Securities
As of June 30, 2024, the Company held twelve CMBS interest only strips ("CMBS I/O Strips") and two mortgage backed securities at fair value. CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. Multifamily structured credit risk notes ("MSCR Notes") are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties.

The following table presents the CMBS I/O Strips and mortgage backed securities as of June 30, 2024 (in thousands):

Investment	Investment Date		Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020		$1,530	Multifamily	2.09%	15.94%	9/25/2046
CMBS I/O Strip	8/6/2020		15,058	Multifamily	3.08%	19.88%	6/25/2030
CMBS I/O Strip	4/28/2021	(2)	4,619	Multifamily	1.71%	20.32%	1/25/2030
CMBS I/O Strip	5/27/2021		3,212	Multifamily	3.50%	19.71%	5/25/2030
CMBS I/O Strip	6/7/2021		359	Multifamily	2.39%	25.43%	11/25/2028
CMBS I/O Strip	6/11/2021	(3)	2,211	Multifamily	1.87%	23.61%	5/25/2029
CMBS I/O Strip	6/21/2021		959	Multifamily	1.28%	20.87%	5/25/2030
CMBS I/O Strip	8/10/2021		2,095	Multifamily	1.96%	20.02%	4/25/2030
CMBS I/O Strip	8/11/2021		1,175	Multifamily	3.20%	16.67%	7/25/2031
CMBS I/O Strip	8/24/2021		213	Multifamily	2.70%	17.79%	1/25/2031
CMBS I/O Strip	9/1/2021		3,168	Multifamily	2.04%	19.39%	6/25/2030
CMBS I/O Strip	9/11/2021		3,363	Multifamily	3.05%	16.56%	9/25/2031
Total			$37,962		2.64%	19.62%

Mortgage Backed Securities
Mortgage Backed Security	2/29/2024		$9,429	Single-Family	4.50%	5.21%	3/19/2029
Mortgage Backed Security	2/29/2024		6,546	Single-Family	4.50%	5.58%	3/19/2029
Total			$15,975		4.50%	5.36%
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

The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net interest earned	$563	$778	$1,227	$1,495
Change in unrealized gain (loss) on CMBS structured pass-through certificates	461	968	421	216
Change in unrealized gain (loss) on MSCR Notes	2	326	(13)	28
Change in unrealized (loss) on mortgage backed securities	175	826	615	220
Total	$1,201	$2,898	$2,250	$1,959
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
As of June 30, 2024, the components of the Company's investments in multifamily properties was as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$50,142	$—	$—	$973	$62,111
Alexander at the District	7,806	59,224	—	7	1,007	68,044
Accumulated depreciation and amortization	—	(5,800)	—	—	(736)	(6,536)
Total Real Estate Investments, Net	$18,802	$103,566	$—	$7	$1,244	$123,619

As of December 31, 2023, the components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,912	$—	$401	$691	$62,000
Alexander at the District	7,806	59,162	1,271	—	716	68,955
Accumulated depreciation and amortization	—	(3,948)	—	—	(456)	(4,404)
Total Real Estate Investments, Net	$18,802	$105,126	$1,271	$401	$951	$126,551
The following table reflects the revenue and expenses for the three and six months ended June 30, 2024 and 2023 for our multifamily properties (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$2,034	$1,007	$4,121	$2,025
Other income	1	29	125	39
Total revenues	2,035	1,036	4,246	2,064
Expenses
Interest expense	2,086	631	4,174	1,212
Real estate taxes and insurance	432	176	884	348
Property operating expenses	970	204	1,146	389
Property general and administrative expenses	(96)	37	77	72
Property management fees	62	30	124	59
Depreciation and amortization	1,082	478	3,400	954
Rate cap (income) expense	(168)	(720)	1	(526)
Casualty (gain) loss	—	—	(1)	(175)
Total expenses	4,368	836	9,805	2,333
Net income (loss) from consolidated real estate owned	$(2,333)	$200	$(5,559)	$(269)

9. Debt
The following table summarizes the Company’s financing arrangements in place as of June 30, 2024 (dollars in thousands):

	June 30, 2024
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$280,651	$280,651	N/A	(5)	7.22%	0.0	$1,100,549	$610,511	$598,146	5.4
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	122,536	122,536	7/12/2029		2.69%	3.3	134,292	138,760	138,760	3.3
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,252	8/1/2031		0.30%	5.8	96,817	98,744	98,744	5.8
Multifamily properties
CBRE	12/31/2021	32,480	32,064	6/1/2028	(6)	8.03%	3.9	N/A	57,267	57,267	3.9
Argentic	10/10/2023	63,500	63,500	11/6/2024	(7)	8.84%	0.4	N/A	66,353	66,353	0.4
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,869	4/28/2025		9.58%	0.8	N/A	N/A	26,211	N/A
Promissory note
Raymond James	5/20/2024	63,682	63,211	11/20/2024		10.33%	0.4	94,715	93,573	93,573	2.6
Unsecured Financing
Various	10/15/2020	36,500	36,023	10/25/2025		7.50%	1.3	N/A	N/A	N/A	N/A
Various	4/20/2021	180,000	177,700	5/1/2026		5.75%	1.8	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	3.3	N/A	N/A	N/A	N/A
NXDT	4/19/2024	5,900	5,900	4/19/2029		7.54%	4.8	N/A	N/A	N/A	N/A
Total/weighted average		$861,001	$857,206			6.21%	1.6	$1,426,373	$1,065,208	$1,079,054	5.0
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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated July 12, 2019 with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of June 30, 2024. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of June 30, 2024, the outstanding balance on the Credit Facility was $122.5 million.
We, through the Subsidiary OPs, have borrowed approximately $280.7 million under our repurchase agreements and posted $1.1 billion par value of our CMBS B-Piece, CMBS I/O Strips and mortgage backed security investments as collateral as of June 30, 2024. The CMBS B-Pieces, CMBS I/O Strips and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
On November 15, 2023, the Company issued an additional $15.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes ("5.75% Notes") at a price equal to 92.0% par value, including accrued interest, for proceeds of approximately $13.6 million after original issue discount and underwriting fees.

As of June 30, 2024, the outstanding principal balances related to the levered SFR Loans and mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
SFR Loans
Senior loan	2/11/2020	$31,416	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	33,459	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	8,892	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	7,269	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,706	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,816	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,798	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,130	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,766	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$122,536				2.69%

Mezzanine Loans
Senior loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Senior loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Senior loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Senior loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Senior loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Senior loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Senior loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Senior loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Senior loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Senior loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%
(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of June 30, 2024.

For the six months ended June 30, 2024 and 2023, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Balances as of January 1,	$1,268,212	$1,345,101
Adjustment to mortgages payable, net on deconsolidation of real estate	—	(89,012)
Principal borrowings	194,104	44,704
Principal repayments	(605,941)	(52,703)
Principal repayments on mortgages payable	(116)	—
Loss on extinguishment of debt	184	—
Accretion of discounts	739	437
Amortization of deferred financing costs	24	22
Balances as of June 30,	$857,206	$1,248,549
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2024 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2024(1)	$127,182	$280,651	$407,833
2025	46,500	31,416	77,916
2026	180,000	9,284	189,284
2027	6,500	—	6,500
2028	32,480	76,010	108,490
Thereafter	5,900	65,078	70,978
	$398,562	$462,439	$861,001
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
Amounts borrowed under master repurchase agreements are based on the contractual amounts that reasonably approximate their fair value given the short to moderate term and floating rate nature.

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of June 30, 2024 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$4,266	$4,266	$—	$—	$4,266
Restricted cash	3,050	3,050	—	—	3,050
Loans, held-for-investment, net	430,514	—	—	377,777	377,777
Preferred stock investments, at fair value	18,384	—	—	18,384	18,384
Common stock investments, at fair value	58,887	—	—	58,887	58,887
Mortgage loans, held-for-investment, net	232,333	—	—	229,529	229,529
Accrued interest	27,501	27,501	—	—	27,501
Mortgage loans held in variable interest entities, at fair value	5,600,925	—	5,600,925	—	5,600,925
CMBS structured pass-through certificates, at fair value	37,962	—	37,962	—	37,962
Mortgage backed securities, at fair value	15,975	—	15,975	—	15,975
Stock warrant investments	11,713	—	—	11,713	11,713
Accounts receivable and other assets	9,769	8,117	1,652	—	9,769
Total Assets	$6,451,279	$42,934	$5,656,514	$696,290	$6,395,738

Liabilities
Secured financing agreements, net	$254,868	$—	$—	$224,648	$224,648
Master repurchase agreements	280,651	—	—	280,651	280,651
Unsecured notes, net	226,123	—	215,489	—	215,489
Mortgages payable, net	95,564	—	—	92,073	92,073
Accounts payable and other accrued liabilities	7,944	7,944	—	—	7,944
Accrued interest payable	8,856	8,856	—	—	8,856
Bonds payable held in variable interest entities, at fair value	5,219,412	—	5,219,412	—	5,219,412
Total Liabilities	$6,093,418	$16,800	$5,434,901	$597,372	$6,049,074

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
The significant unobservable inputs used in the fair value measurement of the Company’s investment in NSP are the discount rate and terminal capitalization rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of June 30, 2024 (in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$32,676	Discounted cash flow	Terminal cap rate	5.00% - 5.50%	5.25%
			Discount rate	7.50% - 9.50%	8.50%
IQHQ, Inc.	18,384	Discounted cash flow	Discount rate	11.00% - 12.00%	11.50%
Private REIT	26,211	Market approach	NAV per share multiple	1.00 - 1.05x	1.03%
(1)Averages are weighted based on the fair value of the related instrument
The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the six months ended June 30, 2024:

	Balances as of December 31, 2023	Additions	Change in Unrealized Gains/(Losses)	Balances as of June 30, 2024
NexPoint Storage Partners	$33,129	$—	$(453)	$32,676
IQHQ, Inc.	14,776	3,608	—	18,384
Private REIT	28,400	—	(2,189)	26,211
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 13). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. At June 30, 2024, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets (see Note 13).
11. Stockholders’ Equity
Common Stock
During the six months June 30, 2024, the Company issued 229,216 shares of common stock, par value of $0.01 per share pursuant to the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the "Amended and Restated LTIP").
As of June 30, 2024, the Company had 17,461,129 shares of common stock issued and 17,518,900 shares of common stock outstanding.
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
On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its 9.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at a price to the public of $25.00 per share. As of June 30, 2024, the Company has issued 3,163,447 shares of Series B Preferred Stock for gross proceeds of $77.8 million before deducting selling commissions and dealer manager fees of approximately $6.6 million. The Series B Preferred Stock has a $25.00 per share liquidation preference.

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
Share Repurchase Program
On March 9, 2020, the Board authorized a share repurchase program (the "Prior Share Repurchase Program") through which the Company could repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock during a two-year period that expired on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Prior Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company was able to utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value ("NAV") per share. From inception through expiration, the Company repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period. On March 3, 2021, the Company cancelled 40,435 shares of common stock, and on May 29, 2024, the Company cancelled 286,987 shares of common stock, eliminating the remaining treasury shares.
On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of June 30, 2024.
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
Restricted Stock Units.
Under the LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On November 2, 2020, pursuant to the LTIP, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors, on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors, and on March 13, 2024 the Company granted 442,666 restricted stock units to its officers and other employees of the Manager and 22,650 restricted stock units to its directors. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur.
The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2024:

	2024
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding December 31, 2023	771,671		$16.70
Granted	465,315		14.66
Vested	(315,246)	(1)	16.28
Forfeited	(1,665)		14.66
Outstanding June 30, 2024	920,075		$15.81
(1)Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 229,216 shares being issued as shown on the consolidated statements of stockholders' equity.
The vesting schedule for the restricted stock units as of June 30, 2024 is as follows:

	Shares Vesting
	February	March	April	Total
2024	—	—	—	—
2025	116,998	132,904	102,201	352,103
2026	54,893	110,250	91,166	256,309
2027	—	110,248	91,168	201,416
2028	—	110,247	—	110,247
Total	171,891	463,649	284,535	920,075
As of June 30, 2024, total unrecognized compensation expense on restricted stock unit awards was approximately $12.7 million, and the expense is expected to be recognized over a weighted average vesting period of 1.6 years.
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
The following table contains summary information of the 2022 ATM Program for sales from inception through June 30, 2024:

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
OP Unit Redemption
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of June 30, 2024, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$7,488	$5,747	$(6,799)	$12,314

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	2,275	1,856	382	3,793
Net income for diluted computations	$9,763	$7,603	$(6,417)	$16,107

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	17,422	17,213	17,343	17,166
Average number of common shares from assumed vesting of unvested restricted stock units	971	829	896	676
Average number of common shares from assumed conversion of OP Units	5,038	5,038	5,038	5,038
Average number of common shares from assumed conversion of Series B Preferred Stock	4,357	—	3,122	—
Average number of common shares outstanding - diluted	27,788	23,080	26,399	22,880
Earnings per weighted average common share:
Basic	$0.43	$0.33	$(0.39)	$0.72
Diluted	$0.40	$0.33	$(0.39)	$0.70

13. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Redeemable noncontrolling interests in the OP, January 1,	$89,471	$96,501
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	—	297
Net income attributable to redeemable noncontrolling interests in the OP	382	3,793
Redemption of redeemable noncontrolling interests in the OP	—	—
Distributions to redeemable noncontrolling interests in the OP	(5,038)	(6,046)
Redeemable noncontrolling interests in the OP, June 30,	$84,815	$94,545

The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
June 30, 2024	17,461,129	5,038,382	22,499,511
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
Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2024, there were no Offering Expenses that were paid on the Company's behalf for which the Company reimbursed the Manager.
Connections at Buffalo Pointe Contribution
On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $2.6 million on January 9, 2023, March 6, 2023, March 28, 2023, May 25, 2023, August 16, 2023, March 1, 2024 and June 27, 2024. Buffalo Pointe

owns a stabilized multifamily property located in Houston, Texas with 92.6% occupancy as of June 30, 2024. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5%, has a loan-to-value ratio of 82.9% and a maturity date of May 1, 2030.
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
Expense Cap
Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses to the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the six months ended June 30, 2024 and June 30, 2023, operating expenses did not exceed the Expense Cap.
For the six months ended June 30, 2024 and June 30, 2023, the Company incurred management fees of $1.7 million and $1.7 million, respectively.
NSP Guaranty
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust ("NXDT"), an entity that is advised by an affiliate of the Manager, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of June 30, 2024. As of June 30, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $11.6 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.90% of the guaranteed amount equal to $9.7 million.
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
NXDT Promissory Note
On April 19, 2024, the Company, through a subsidiary, borrowed $6.5 million from NexPoint Diversified Real Estate Trust Operating Partnership, L.P. ("NXDT OP"), the operating partnership of NXDT, and issued $6.5 million aggregate amount of a 7.54% note to NXDT OP maturing on April 19, 2029. Interest is payable in kind and the note is interest only during its term. On June 4, 2024 the Company paid down $0.6 million in principal. As of June 30, 2024, the outstanding principal balance is $5.9 million.
Elysian at Hughes Center
On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). Effective January 1, 2023, the Company restructured this investment such that it does not meet the requirements for consolidation under ASC 810 – Consolidation and has been deconsolidated herein as of January 1, 2023 and presented as a preferred equity investment. As of December 31, 2022, the Company owned a preferred equity investment and indirect common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, the common equity interests have been transferred to the Asset Manager in exchange for $54,000 and a guarantee of payments due to the Company in respect of its preferred equity investment if the investment is not redeemed prior to the close of the ongoing private offering of Class I Beneficial Interests in the Trust, which will continue until the maximum offering amount of $115.3 million has been reached. The Company’s preferred investments were initially made from December 28, 2021 through July 26, 2022 and totaled $65.3 million. Following the transfer of the common equity interests, the Company no longer is the primary beneficiary of the Trust and as such does not consolidate it. The Company recognized a gain on deconsolidation of $1.5 million related to the residual effect of removing the consolidated assets and liabilities from the Consolidated Balance Sheets. The fair value of the preferred equity investment still approximates its par value so no portion of the gain on deconsolidation is related to a remeasurement of the fair value of the preferred equity investment. Management determined the fair value of the preferred equity investment using a market approach and performing a benchmarking analysis to comparable transactions. As of June 30, 2024, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.3 million.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or March 14, 2025 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of June 30, 2024, the Company has issued 3,163,477 shares of Series B Preferred Stock for gross proceeds of $77.8 million and paid the Dealer Manager $4.8 million Selling Commissions and $1.8 million Dealer Manager Fees.
Promissory Note
On March 28, 2024, the Company loaned $0.5 million to NexPoint SFR Operating Partnership, L.P. (the “SFR OP”), the operating partnership of NexPoint Homes Trust, Inc., an entity that is advised by an affiliate of the Manager. In connection with the loan, SFR OP issued a $0.5 million 12.50% note (the “SFR OP Note”) to the Company on March 31, 2024. The SFR OP Note bears interest at 12.50%, which is payable in kind, is interest only during the term of the SFR OP Note and matures on March 31, 2025.

VineBrook Homes Mortgage Backed Securities
On February 29, 2024, the Company, through one of the Subsidiary OPs, purchased approximately $49.2 million aggregate principal amount of the Class A, E1, and E2 tranches of the VINEB 2024 SFR1 CMBS at a blended price equal to 90.2% of par value. On March 1, 2024, the Company, through one of the Subsidiary OPs, borrowed approximately $35.8 million through the existing repurchase agreement. The loans bear interest at a rate of 1.0%, 1.6%, and 1.6% over SOFR, respectively. On May 8, 2024, the Company sold $30.0 million aggregate principal amount of the Class A tranche of VINEB 2024-SFR1 for net proceeds of $28.0 million.
IQHQ Promissory Note and Warrant
On May 23, 2024, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Manager, entered into a participation rights agreement with NexPoint Bridge Investor I, LLC, an entity owned by an affiliate of the Manager, pursuant to which the Company has a right to fund up to specified amounts of the IQHQ Promissory Note (as defined in Note 15) and the IQHQ Warrant (as defined in Note 15). See Note 15 for additional information.
NexBank Loan
On April 29, 2024, the Company, through the OP, entered into a loan agreement with NexBank, as lender, providing for a loan in the aggregate principal amount of $9.9 million (the “NexBank Loan”). The NexBank Loan bears interest at the rate which is the higher of (i) One Month Term Secured Overnight Financing Rate plus 4.2% per annum or (ii) 8.25% per annum, which is interest only during the term of the NexBank Loan and matures on April 28, 2025, with the OP having two 364-day extension options, which may be exercised at the OP’s sole discretion.
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
On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. On September, 22, 2023, the issuer exercised its right to extend the final obligation date to purchase any additional Preferred Units to September 29, 2024. As of June 30, 2024, the Company may have the obligation to fund an additional $3.6 million by September 29, 2024, which the issuer may extend for up to one year at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. Upon the redemption of any Preferred Units and if the parties agree, the remaining amount to be funded by the Company may be increased by the aggregate purchase price of the redeemed Preferred Units. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital ("MOIC") equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of June 30, 2024, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units other than under the existing commitment is considered remote.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $12.4 million was unfunded as of June 30, 2024. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The

Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of June 30, 2024. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of June 30, 2024. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of June 30, 2024.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, of which $0.6 million was unfunded as of June 30, 2024. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $2.8 million was unfunded as of June 30, 2024.
Alewife Holdings Loan Commitments
On January 26, 2024, the Company, through one of its subsidiaries (“OP IV”), along with The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Manger through common beneficial ownership, entered into a Mezzanine Loan and Security Agreement (the "Alewife Loan") whereby it made a loan in the maximum principal amount of up to $218 million to IQHQ-Alewife Holdings, LLC ("Alewife Holdings"), which is solely owned by IQHQ, LP. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, who is the limited partner in IQHQ, LP; however, the Company has no controlling financial interest nor significant influence in IQHQ, LP. The loan is secured by a first mortgage with a first lien position and other security interests.
On May 10, 2024, OP IV, NXDT OP and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to 9% of the Alewife Loan to NXDT OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Upon receipt of a draw request, NXDT OP and OSL would have the right to elect to fund an amount equal or greater than zero and up to (i) 9% of the total amount of all advances previously made under the loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by NXDT OP and OSL, respectively. OP IV would be required to fund any amounts not funded by OSL and NXDT OP. At any time that NXDT OP and OSL have funded less than their respective 9% of all advances made under the Alewife Loan, NXDT OP and OSL shall have the option upon notice to OP IV to pay to OP IV any amount of such unfunded amount. Upon such payment, NXDT OP or OSL would become entitled to all interest and fees accrued on the amount paid to OP IV on and after the date of such payment. The Company's expected maximum commitment under the Alewife Loan is $179 million, of which $108.3 million was unfunded as of June 30, 2024.
IQHQ Promissory Note and Warrant
On May 23, 2024, NexPoint Bridge Investor I, LLC (“Bridge Investor I”), an entity owned by an affiliate of the Manager, entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement (“Purchase Agreement”) whereby IQHQ, LP issued and sold to Bridge Investor I a Secured Convertible Promissory Note (“IQHQ Promissory Note”) with a purchase commitment of $150 million. The IQHQ Promissory Note bears interest at 16.5%, which is payable in kind, and matures on May 23, 2025, which may be extended up to two times for a period of six months after each extension at the option of IQHQ, LP upon payment of an extension fee. The IQHQ Promissory Note will automatically convert into Series E preferred stock of IQHQ upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Purchase Agreement, IQHQ Holdings, LP (“IQHQ Holdings”) also issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (the “IQHQ Warrant”). The IQHQ Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings representing up to 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings if the IQHQ Promissory Note is fully funded. The IQHQ Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation.
In connection with the Purchase Agreement, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Manager (the “IQHQ Participating Purchasers”) entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the IQHQ Promissory Note and the IQHQ Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser will have the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ LP organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, NXDT OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, would be required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay the Company or NXDT OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to the Company or NXDT OP, if applicable, on and after the date of such payment. A portion of the IQHQ Warrant is allocated in accordance with the pro rata funding of the IQHQ Promissory Note.
IQHQ Holdings is the sole common stockholder of IQHQ, and the IQHQ Participating Purchasers own common equity in IQHQ Holdings and/or IQHQ, LP. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, which is the limited partner in IQHQ, LP; however, the Company has no controlling financial interest nor significant influence in IQHQ, LP.
The loan participation is considered a transfer of the IQHQ Promissory Note and the IQHQ Warrant and qualified as a sale under ASC 860, Transfers and Servicing, as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. The IQHQ Promissory Note is classified as Loans, held-for-investment, net, and the IQHQ Warrant is classified as Stock warrant investments. The IQHQ Warrant is accounted for as investments in equity securities under ASC 321, Investments – Equity Securities, and the Company elected to use the measurement alternative to measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.
As of the date hereof, the Company has funded $67.5 million and the IQHQ Participating Purchasers have not currently funded their portion. The Company’s expected maximum commitment under the IQHQ Promissory Note and Warrant is $150 million as of the date hereof.
The table below shows the Company's unfunded commitments by investment type as of June 30, 2024 and December 31, 2023 (in thousands):

Investment Type	June 30, 2024	December 31, 2023
	Unfunded Commitments	Unfunded Commitments
Loans	$190,785	$—
Preferred Equity	12,940	34,966
Common Equity	4,036	6,600
	$207,761	$41,566
16. Subsequent Events

FREMF 2020-K107 D

The Company, through its subsidiaries, sold a CMBS B Piece investment for $62.4 million on July 26, 2024.

Dividends Declared

The Board declared the third regular quarterly dividend of 2024 to common stockholders of $0.50 per share on July 29, 2024, to be paid on September 30, 2024, to stockholders of record as of September 13, 2024.

On July 16, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875, which will be paid on September 5, 2024, to stockholders of record as of August 23, 2024.

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
Overview
We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common stock investments, as well as multifamily and SFR CMBS securitizations, promissory notes and mortgage backed securities, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, life science and hospitality sectors predominantly in the top 50 MSAs. In addition, we target lending or investing in properties that are stabilized or have a light-transitional business plan.
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
We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of June 30, 2024 approximately $20.1 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates and NexBank, is one of the most experienced global alternative credit managers managing approximately $21.8 billion of loans and debt or credit related investments as of June 30, 2024 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.
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
The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended June 30, 2024. The amounts in the table below are as of the purchase or investment date:

Investment	Property Type	Investment Date	Outstanding Principal Amount		Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Senior Loan	Life Sciences	4/11/2024	$55,141,751	(3)	90.9%	14.33%	15.75%	2/9/2027	Floating Rate
Preferred Equity	Multifamily	6/26/2024	250,000		100%	11.00%	11.00%	5/1/2030	Fixed Rate
Preferred Equity	Life Science	6/25/2024	4,221,106		99.5%	10.00%	10.05%	9/29/2024	Fixed Rate
Preferred Equity	Single-family	4/29/2024	2,980,000	(4)	99.0%	13.50%	13.64%	4/28/2027	Floating Rate
Preferred Equity	Life Science	6/13/2024	3,596,985		99.5%	10.00%	10.05%	9/29/2024	Fixed Rate
Common Equity	Multifamily	5/13/2024	500,000		100%	11.00%	11.00%	2/10/2025	Floating Rate
CMBS B-Piece	Multifamily	4/24/2024	31,930,636		85.3%	5.78%	6.77%	3/25/2029	Fixed Rate
Promissory Note	Life Science	5/23/2024	67,500,000	(5)	100%	16.50%	16.50%	5/23/2025	Fixed Rate
Common Equity	Multifamily	5/8/2024	391,500		100%	N/A	N/A	N/A	Fixed Rate
Preferred Equity	Marina	6/28/2024	7,100,000		100%	13.00%	13.00%	10/30/2028	Fixed Rate
			$173,611,978

(1)Current yield and coupon as of June 30, 2024.
(2)Includes investments made on January 26, 2024, and March 1, 2024.
(3)Includes investments made on January 26, 2024, and February 9, 2024.
(4)Includes investments made on January 8, 2024, and February 2, 2024.
Redemptions and Sales
The following investments were redeemed or sold during the three months ended June 30, 2024:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
MSCR Note	Multifamily	5/25/2022	5/20/2024	$4,000,000	$4,281,195	$—	$281,195
MSCR Note	Multifamily	5/25/2022	5/20/2024	5,000,000	5,541,076	—	541,076
MSCR Note	Multifamily	9/23/2022	5/20/2024	1,365,014	1,332,688	—	(32,326)
Mortgage Backed Security	Single-family	2/29/2024	5/8/2024	28,456,443	28,082,109	—	(374,334)
Mortgage Backed Security	Self Storage	9/29/2022	6/12/2024	7,985,891	8,029,034	—	43,143
Mortgage Backed Security	Single-family	6/1/2022	4/19/2024	10,143,368	10,111,429	—	(31,939)
Mortgage Backed Security	Multifamily	3/26/2018	5/17/2024	5,740,852	5,691,784	—	(49,068)
CMBS B-Piece	Multifamily	12/30/2020	6/18/2024	55,836,041	61,960,691	—	6,124,650
				$118,527,609	$125,030,006	$—	$6,502,397
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
Other Income (Loss)
Change in net assets related to consolidated CMBS variable interest entities. Includes unrealized gain (loss) based on changes in the fair value of the assets and liabilities of the CMBS trusts, sales of CMBS trusts and net interest earned on the consolidated CMBS trusts. See Note 4 to our consolidated financial statements for additional information.
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
Results of Operations for the Three and Six Months Ended June 30, 2024, and 2023

The following tables set forth a summary of our operating results for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net interest income (expense)	$6,740	$4,205	$2,535	60.3%
Other income	14,168	9,370	4,798	51.2%
Operating expenses	(8,794)	(5,098)	(3,696)	72.5%
Net income (loss)	12,114	8,477	3,637	42.9%
Net (income) loss attributable to Series A Preferred stockholders	(874)	(874)	—	NA
Net (income) loss attributable to Series B Preferred stockholders	(1,477)	—	(1,477)	NA
Net (income) loss attributable to redeemable noncontrolling interests	(2,275)	(1,856)	(419)	22.6%
Net income attributable to common stockholders	$7,488	$5,747	$1,741	30.3%
The change in our net income (loss) for the three months June 30, 2024 as compared to the net income (loss) for the three months ended June 30, 2023 primarily relates to a decrease in interest expense related to the repayment of one of our senior loans. Our net income (loss) attributable to common stockholders for the three months ended June 30, 2024 was approximately $7.5 million. We had approximately $6.7 million in net interest income, generated income of $14.2 million in other income, incurred operating expenses of $8.8 million, allocated $0.9 million of income to Series A Preferred stockholders, allocated $1.5 million of income to Series B Preferred stockholders, and allocated $2.3 million of income to redeemable noncontrolling interests for the three months ended June 30, 2024.
Revenues
Net interest income (expense). Net interest income was $6.7 million for the three months ended June 30, 2024 compared to net interest income of $4.2 million for the three months ended June 30, 2023 which was an increase of approximately $2.5 million. The increase between the periods is primarily due to a decrease in interest expense from the repayment of one of our senior loans in the first quarter of 2024. As of June 30, 2024 we own 85 discrete investments compared to 87 as of June 30, 2023.
Other income. Other income was $14.2 million for the three months ended June 30, 2024 compared to $9.4 million for the three months ended June 30, 2023, which was an increase of approximately $4.8 million. This was primarily due to an increase in unrealized gain related to consolidated CMBS VIEs and an increase in fair value marks between the periods.
Expenses
G&A expenses. G&A expenses were $3.2 million for the three months ended June 30, 2024 compared to $2.4 million for the three months ended June 30, 2023, which was an increase of approximately $0.8 million. The increase between the periods was primarily due to a $1.0 million increase in stock compensation expense compared to the prior period.
Loan servicing fees. Loan servicing fees were $0.4 million for the three months ended June 30, 2024 compared to $1.1 million for the three months ended June 30, 2023, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to a decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period.
Management fees. Management fees were $0.9 million for the three months ended June 30, 2024 compared to $0.8 million for the three months ended June 30, 2023.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $4.4 million for the three months ended June 30, 2024, compared to $0.8 million for the three months ended June 30, 2023, which was an increase of approximately $3.5 million. The increase is due to the consolidation of Alexander at the District.

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net interest income (expense)	$(6,074)	$8,154	$(14,228)	(174.5)%
Other income	23,367	20,319	3,048	15.0%
Operating expenses	(19,820)	(10,618)	(9,202)	86.7%
Net income (loss)	(2,527)	17,855	(20,382)	(114.2)%
Net (income) loss attributable to Series A Preferred stockholders	(1,748)	(1,748)	—	—%
Net (income) loss attributable to Series B Preferred stockholders	(2,142)	—	(2,142)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(382)	(3,793)	3,411	(89.9)%
Net income (loss) attributable to common stockholders	$(6,799)	$12,314	$(19,113)	(155.2)%
The change in our net income (loss) for the six months ended June 30, 2024 as compared to the net income (loss) for the six months ended June 30, 2023 primarily relates to an increase in other income. Our net income (loss) attributable to common stockholders for the six months ended June 30, 2024 was approximately $(6.8) million. We had approximately $6.1 million in net interest losses, generated income of $23.4 million in other income, incurred operating expenses of $19.8 million, allocated $1.7 million of income to Series A Preferred stockholders, allocated $2.1 million of income to Series B Preferred stockholders, and allocated $0.4 million of income to redeemable noncontrolling interests for the six months ended June 30, 2024.
Revenues
Net interest income (expense). Net interest loss was $6.1 million for the six months ended June 30, 2024 compared to net interest income of $8.2 million for the six months ended June 30, 2023, which was a decrease of approximately $14.2 million. The decrease between the periods is primarily due to accelerated amortization of the premium associated with the prepayment on a senior loan during the six months ended June 30, 2024. As of June 30, 2024 we own 85 discrete investments compared to 88 as of June 30, 2023.
Other income. Other income was $23.4 million for the six months ended June 30, 2024 compared to $20.3 million for the six months ended June 30, 2023 which was a decrease of approximately $3.0 million. This was primarily due to an increase in unrealized losses related to consolidated CMBS VIEs and a decrease in fair value marks between the periods.
Expenses
G&A expenses. G&A expenses were $7.4 million for the six months ended June 30, 2024 compared to $4.5 million for the six months ended June 30, 2023, which was an increase of approximately $2.8 million. The increase between the periods was primarily due to a $1.0 million increase in stock compensation expense and a $0.7 million increase in legal fees compared to the prior period.
Loan servicing fees. Loan servicing fees were $0.9 million for the six months ended June 30, 2024 compared to $2.1 million for the six months ended June 30, 2023, which was a decrease of approximately $1.2 million. The decrease between the periods was primarily due to a decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period.
Management fees. Management fees were $1.7 million for the six months ended June 30, 2024 compared to $1.7 million for the six months ended June 30, 2023.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $9.8 million for the six months ended June 30, 2024, compared to $2.3 million for the six months ended June 30, 2023, which was an increase of approximately $7.5 million. The increase is due to the consolidation of Alexander at the District.

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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Six Months Ended June 30,
	2024	2023	% Change
Net income (loss) attributable to common stockholders	$(6,799)	$12,314	(155.2)%
Net income attributable to redeemable noncontrolling interests	$382	$3,793	(89.9)%
Net (income) loss attributable to Series B preferred stockholders	$2,142	$—	N/A

Weighted-average number of shares of common stock outstanding
Basic	$17,343	$17,166	1.0%
Diluted	$26,399	$22,880	15.4%
Net income per share, basic	$(0.39)	$0.72	(154.7)%
Net income per share, diluted	$(0.39)	$0.70	(155.7)%
Dividends declared per share	$1.0000	$1.3700	(27.0)%

	For the Three Months Ended June 30,
	2024	2023	% Change
Net income attributable to common stockholders	$7,488	$5,747	30.3%
Net income attributable to redeemable noncontrolling interests	$2,275	$1,856	22.6%
Net (income) loss attributable to Series B preferred stockholders	$1,477	$—	N/A

Weighted-average number of shares of common stock outstanding
Basic	$17,422	$17,213	1.2%
Diluted	$27,788	$23,080	20.4%
Net income per share, basic	$0.43	$0.33	28.7%
Net income per share, diluted	$0.40	$0.33	21.2%
Dividends declared per share	$0.5000	$0.6850	(27.0)%
Earnings Available for Distribution, Cash Available for Distribution and Adjusted Diluted Weighted Average Shares
EAD is a non-GAAP financial measure. We believe EAD serves as a useful indicator for investors in evaluating our performance and our long-term ability to pay distributions. EAD is defined as the net income (loss) attributable to our common stockholders computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain GAAP adjustments and transactions that may not be indicative of our current operations.
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
Starting in the second quarter of 2024, EAD per diluted share and CAD per diluted share are based on adjusted diluted weighted average shares. Adjusted weighted average diluted shares outstanding is a non-GAAP measure calculated by subtracting the dilutive effect of potential redemptions of Series B Preferred shares for shares of our common stock from weighted average diluted shares outstanding. We believe providing adjusted weighted average diluted shares outstanding and EAD per diluted share and CAD per diluted share based on adjusted weighted average diluted shares outstanding is helpful to our investors in their assessment of our performance without the potential dilutive effective of the Series B Preferred shares. We have the right to redeem the Series B Preferred shares for cash or shares of our common stock. Additionally, Series B Preferred redemptions are capped at 2% of the outstanding Series B Preferred shares per month, 5% per quarter and 20% per year. Further, it is the Company's intent to not settle Series B Preferred redemptions in shares of common stock when the Company's common stock price is below book value.
Adjusted weighted average diluted shares outstanding should not be considered as an alternative to the GAAP measures. Our computation of adjusted weighted average diluted shares outstanding may not be comparable to adjusted weighted average diluted shares outstanding reported by other companies.
Prior period EAD per diluted share and CAD per diluted share have not been updated to reflect this adjustment as the dilutive effect of the Series B Preferred redemptions were immaterial to prior periods.
The following tables provide a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of noncontrolling interests and adjusted diluted weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2024	2023	% Change
Net income (loss) attributable to common stockholders	$7,488	$5,747	30.3%
Net income attributable to redeemable noncontrolling interests	$2,275	$1,856	22.6%
Adjustments
Amortization of stock-based compensation	1,454	1,262	15.2%
Provision for (reversal of) credit losses	(2)	(6)	(66.7)%
Equity in (income) losses of equity method investments (1)	892	889	0.3%
Unrealized (gains) or losses (2)	3,852	1,708	125.5%
EAD	$15,959	$11,456	39.3%

EAD per Diluted Weighted-Average Share (3)	$0.68	$0.50	37.2%

Adjustments
Amortization of premiums	1,682	3,806	(55.8)%
Accretion of discounts	(3,693)	(3,572)	3.4%
Depreciation and amortization of real estate investments	1,082	478	126.4%
Amortization of deferred financing costs	12	11	9.1%
CAD	$15,042	$12,179	23.5%

CAD per Diluted Weighted-Average Share (3)	$0.64	$0.53	21.7%

Weighted-average common shares outstanding - basic	17,422	17,213	1.2%
Weighted-average common shares outstanding - diluted	27,788	23,080	20.4%
Shares attributable to potential redemption of Series B Preferred	(4,357)	—	N/A
Adjusted weighted-average common shares outstanding - diluted (3)	23,431	23,080	1.5%
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
(3)Starting in the second quarter of 2024, EAD per diluted weighted-average share, CAD per diluted weighted-average share and adjusted diluted weighted average common shares outstanding do not include the dilutive effect of the potential redemption of Series B Preferred Stock for common shares. Prior periods have not been updated to reflect this adjustment.

	For the Six Months Ended June 30,
	2024	2023	% Change
Net income (loss) attributable to common stockholders	$(6,799)	$12,314	(155.2)%
Net income attributable to redeemable noncontrolling interests	$382	$3,793	(89.9)%
Adjustments
Amortization of stock-based compensation	3,252	2,109	54.2%
Provision for (reversal of) credit losses	(422)	(40)	955.0%
Equity in (income) losses of equity method investments (1)	2,892	889	225.3%
Unrealized (gains) or losses (2)	5,203	4,272	21.8%
EAD	$4,508	$23,337	(80.7)%

EAD per Diluted Weighted-Average Share (3)	$0.19	$1.02	(81.4)%

Adjustments
Amortization of premiums	29,556	7,337	302.8%
Accretion of discounts	(7,573)	(7,072)	7.1%
Depreciation and amortization of real estate investments	3,400	954	256.4%
Amortization of deferred financing costs	24	22	9.1%
CAD	$29,915	$24,578	21.7%

CAD per Diluted Weighted-Average Share (3)	$1.29	$1.07	20.6%

Weighted-average common shares outstanding - basic	17,343	17,166	1.0%
Weighted-average common shares outstanding - diluted	26,399	22,880	15.4%
Shares attributable to potential redemption of Series B Preferred	(3,121)	—	N/A
Adjusted weighted-average common shares outstanding - diluted (3)	23,278	22,880	1.7%
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
(3)Starting in the second quarter of 2024, EAD per diluted weighted-average share, CAD per diluted weighted-average share and adjusted diluted weighted average common shares outstanding do not include the dilutive effect of the potential redemption of Series B Preferred Stock for common shares. Prior periods have not been updated to reflect this adjustment. In the six months ended June 30, 2024, the adjusted diluted average common shares outstanding for the first quarter does not exclude the dilutive effect of the potential redemption of Series B Preferred Stock for common shares.

Book Value per Share / Unit
The following table calculates our book value per share (in thousands, except per share data):

	June 30, 2024	December 31, 2023
Common stockholders' equity	$286,692	$309,832
Shares of common stock outstanding at period end	17,461	17,232
Book value per share of common stock	$16.42	$17.98
Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	June 30, 2024	December 31, 2023
Common stockholders' equity	$286,692	$309,832
Redeemable noncontrolling interests in the OP	84,815	89,471
Total equity	$371,507	$399,303

Redeemable OP Units at period end	5,038	5,038
Shares of common stock outstanding at period end	17,461	17,232
Combined shares of common stock and redeemable OP Units	22,500	22,270
Combined book value per share / unit	$16.51	$17.93
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common stock investments, preferred stock investments, multifamily properties, promissory notes, and mortgage backed securities with a combined unpaid principal balance of $1.5 billion as of June 30, 2024 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of June 30, 2024 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	SFR Loans
1	Senior loan	2/11/2020	$8,352		$1,217	Various	Single-family	5.35%	5.27%	3.59
2	Senior loan	2/11/2020	9,740		1,276	Various	Single-family	5.30%	5.08%	4.18
3	Senior loan	2/11/2020	5,187		671	Various	Single-family	5.24%	5.00%	4.26
4	Senior loan	2/11/2020	34,967		4,124	Various	Single-family	4.74%	4.66%	1.25
5	Senior loan	2/11/2020	9,388		1,193	Various	Single-family	6.10%	5.79%	4.26
6	Senior loan	2/11/2020	35,623		4,356	Various	Single-family	5.55%	5.23%	4.34
7	Senior loan	2/11/2020	5,527		705	Various	Single-family	5.99%	5.67%	4.42
8	Senior loan	2/11/2020	8,569		1,151	Various	Single-family	5.88%	5.62%	4.51
9	Senior loan	2/11/2020	6,416		879	Various	Single-family	5.46%	5.25%	4.67
10	Senior loan	2/11/2020	10,523		1,389	Various	Single-family	4.72%	4.65%	1.67
11	Senior loan	1/26/2024	94,715	(5)	93,573	Cambridge, MA	Life Sciences	14.33%	14.50%	2.61
	Total		229,007		110,534			9.04%	8.99%	3.01

	CMBS B-Pieces
1	CMBS B-Piece	2/11/2020	20,294	(6)	6,385	Various	Multifamily	9.60%	9.60%	1.66
2	CMBS B-Piece	2/11/2020	28,581	(6)	9,569	Various	Multifamily	10.59%	10.59%	2.41
3	CMBS B-Piece	4/23/2020	81,999	(6)	25,724	Various	Multifamily	3.62%	5.14%	5.66
4	CMBS B-Piece	7/30/2020	16,310	(6)	5,724	Various	Multifamily	10.91%	10.91%	2.99

5	CMBS B-Piece	4/20/2021		16,904	(6)	6,045	Various	Multifamily	11.58%	11.58%	6.66
6	CMBS B-Piece	6/30/2021		108,303	(6)	31,156	Various	Multifamily	—%	8.13%	2.50
7	CMBS B-Piece	5/2/2022		30,955	(6)	10,279	Various	Multifamily	4.79%	5.14%	14.41
8	CMBS B-Piece	7/28/2022		63,381	(6)	21,871	Various	Multifamily	10.58%	10.58%	5.07
9	CMBS B-Piece	2/22/2024		30,869	(6)	8,869	Various	Multifamily	6.10%	7.07%	5.07
10	CMBS B-Piece	4/24/2024		31,931	(6)	9,389	Various	Multifamily	5.78%	6.75%	4.74
	Total			429,527		135,011			5.49%	8.00%	4.79

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(7)	481	Various	Multifamily	2.09%	15.94%	5.58
2	CMBS I/O Strip	8/6/2020		108,643	(7)	4,559	Various	Multifamily	3.08%	19.88%	5.99
3	CMBS I/O Strip	4/28/2021	(8)	63,892	(7)	1,245	Various	Multifamily	1.71%	20.32%	5.58
4	CMBS I/O Strip	5/27/2021		20,000	(7)	1,061	Various	Multifamily	3.50%	19.71%	5.90
5	CMBS I/O Strip	6/7/2021		4,266	(7)	107	Various	Multifamily	2.39%	25.43%	4.41
6	CMBS I/O Strip	6/11/2021	(9)	96,960	(7)	1,109	Various	Multifamily	1.87%	23.61%	4.90
7	CMBS I/O Strip	6/24/2021		25,095	(7)	442	Various	Multifamily	1.28%	20.87%	5.90
8	CMBS I/O Strip	8/10/2021		25,000	(7)	648	Various	Multifamily	1.96%	20.02%	5.82
9	CMBS I/O Strip	8/11/2021		6,942	(7)	387	Various	Multifamily	3.20%	16.67%	7.07
10	CMBS I/O Strip	8/24/2021		1,625	(7)	63	Various	Multifamily	2.70%	17.79%	6.58
11	CMBS I/O Strip	9/1/2021		34,625	(7)	947	Various	Multifamily	2.04%	19.39%	5.99
12	CMBS I/O Strip	9/11/2021		20,902	(7)	1,012	Various	Multifamily	3.05%	16.56%	7.24
	Total			425,540		12,061			2.31%	20.48%	5.71

	Mezzanine Loans
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	11.00%	1.00
2	Mezzanine	10/20/2020		5,470		2,239	Wilmington, DE	Multifamily	7.50%	7.34%	4.84
3	Mezzanine	10/20/2020		10,380		4,281	White Marsh, MD	Multifamily	7.42%	7.24%	7.01
4	Mezzanine	10/20/2020		14,253		5,853	Philadelphia, PA	Multifamily	7.59%	7.42%	4.92
5	Mezzanine	10/20/2020		3,700		1,511	Daytona Beach, FL	Multifamily	7.83%	7.67%	4.26
6	Mezzanine	10/20/2020		12,000		4,947	Laurel, MD	Multifamily	7.71%	7.53%	6.76
7	Mezzanine	10/20/2020		3,000		1,237	Temple Hills, MD	Multifamily	7.32%	7.15%	7.09
8	Mezzanine	10/20/2020		1,500		619	Temple Hills, MD	Multifamily	7.22%	7.05%	7.09
9	Mezzanine	10/20/2020		5,540		2,267	Lakewood, NJ	Multifamily	7.33%	7.18%	4.84
10	Mezzanine	10/20/2020		6,829		2,791	North Aurora, IL	Multifamily	7.53%	7.38%	4.51
11	Mezzanine	10/20/2020		3,620		1,493	Rosedale, MD	Multifamily	7.42%	7.24%	7.01
12	Mezzanine	10/20/2020		9,610		3,963	Cockeysville, MD	Multifamily	7.42%	7.24%	7.01
13	Mezzanine	10/20/2020		7,390		3,048	Laurel, MD	Multifamily	7.42%	7.24%	7.01
14	Mezzanine	10/20/2020		2,135		872	Tyler, TX	Multifamily	7.74%	7.59%	4.26
15	Mezzanine	10/20/2020		1,190		487	Las Vegas, NV	Multifamily	7.71%	7.55%	4.67
16	Mezzanine	10/20/2020		3,310		1,355	Atlanta, GA	Multifamily	6.91%	6.77%	5.01
17	Mezzanine	10/20/2020		2,880		1,176	Des Moines, IA	Multifamily	7.89%	7.73%	4.34
18	Mezzanine	10/20/2020		4,010		1,638	Urbandale, IA	Multifamily	7.89%	7.73%	4.34
19	Mezzanine	11/18/2021		12,600		12,515	Irving, TX	Multifamily	16.28%	16.39%	4.42
20	Mezzanine	12/29/2021		7,760		7,752	Rogers, AR	Multifamily	16.28%	16.30%	0.53
21	Mezzanine	6/9/2022		4,500		4,485	Rogers, AR	Multifamily	16.03%	16.08%	0.94
22	Mezzanine	10/5/2022	(10)	4,030		4,001	Kirkland, WA	Multifamily	16.03%	16.14%	3.51
	Total			133,207		76,030			9.60%	9.50%	4.86

	Preferred Equity
1	Preferred Equity	5/29/2020	(11)	12,635		12,635	Houston, TX	Multifamily	11.00%	11.00%	5.84
2	Preferred Equity	9/29/2021		18,088		18,056	Holly Springs, NC	Life Science	10.00%	10.02%	0.25
3	Preferred Equity	12/28/2021	(12)	11,377		11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	7.67
4	Preferred Equity	1/14/2022		31,089		31,065	Vacaville, CA	Life Science	10.00%	10.01%	0.25
5	Preferred Equity	4/7/2022	(13)	4,000		3,969	Beaumont, TX	Self-Storage	15.28%	15.40%	6.18
6	Preferred Equity	6/8/2022		4,000		3,969	Temple, TX	Self-Storage	14.56%	14.67%	6.18
7	Preferred Equity	7/1/2022	(14)	9,000		8,943	Medley, FL	Self-Storage	11.00%	11.07%	3.00
8	Preferred Equity	8/10/2022		8,500		8,464	Plano, TX	Multifamily	16.12%	16.19%	1.19

9	Preferred Equity	9/30/2022		9,000	8,958	Fort Worth, TX	Multifamily	15.03%	15.10%	1.25
10	Preferred Equity	10/19/2022		18,619	18,668	Woodbury, MN	Life Science	10.00%	9.97%	0.25
11	Preferred Equity	2/10/2023		33,883	33,814	Forney, TX	Multifamily	11.00%	11.02%	0.62
12	Preferred Equity	2/24/2023		32,359	32,234	Richmond, VA	Multifamily	11.00%	11.04%	0.62
13	Preferred Equity	4/6/2023		26,093	26,150	Temecula, CA	Life Science	17.50%	17.46%	0.25
14	Preferred Equity	5/16/2023	(15)	11,660	11,560	Phoenix, AZ	Single-family	13.50%	13.62%	2.83
15	Preferred Equity	5/17/2023	(16)	4,192	4,151	Houston, TX	Life Science	13.00%	13.13%	2.48
16	Preferred Equity	6/28/2024		7,100	7,065	Knoxville, TN	Marina	13.00%	13.07%	4.34
	Total			241,595	241,078			12.07%	12.10%	1.64

	Common Equity
1	Common Stock	11/6/2020		N/A	32,676	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	26,211	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A	—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A	—	Richmond, VA	Multifamily	N/A	N/A	N/A
5	Common Equity	9/8/2023		N/A	—	Atlanta, GA	Multifamily	N/A	N/A	N/A
6	Common Equity	5/8/2024		N/A	—	Kirkland, WA	Multifamily	N/A	N/A	N/A
	Total				58,887

	Preferred Stock
1	Preferred Stock	11/9/2023		N/A	18,384	Various	Life Science	10.50%	N/A	N/A

	Real Estate
1	Real Estate	12/31/2021	(17)	N/A	27,702	Charlotte, NC	Multifamily	N/A	N/A	N/A
2	Real Estate	10/10/2023	(18)	N/A	3,613	Atlanta, GA	Multifamily	N/A	N/A	N/A
	Total				31,315

	Promissory Note
1	Promissory Note	3/28/2024		500	500	Various	Single-family	12.50%	12.50%	0.74
2	Promissory Note	5/23/2024		67,500	54,596	Various	Life Science	16.50%	20.40%	0.90
	Total			68,000	55,096			16.47%	20.34%	0.89

	Mortgage Backed Securities
1	Mortgage Backed Security	2/29/2024		11,000	2,515	Various	Single-family	4.50%	5.21%	4.72
2	Mortgage Backed Security	2/29/2024		8,213	2,033	Various	Single-family	4.50%	5.58%	4.72
	Total			19,213	4,548			4.50%	5.37%	4.72

	Stock Warrants
1	Stock Warrant	5/23/2024		5,857	11,713	Various	Life Science	N/A	N/A	N/A
(1)Our total portfolio represents the current principal amount of the consolidated SFR Loans, CMBS I/O Strips, mezzanine loans, preferred equity, multifamily properties, promissory notes, mortgage backed securities as well as the net equity of our CMBS B-Piece investments and stock warrants.
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
(5)The Company reclassified this investment from a mezzanine loan to senior loan effective April 1, 2024.
(6)The CMBS B-Pieces are shown on an unconsolidated basis reflecting the value of our investments.
(7)The number shown represents the notional value on which interest is calculated for the CMBS I/O Strips. CMBS I/O Strips receive no principal payments and the notional value decreases as the underlying loans are paid off.
(8)The Company, through the Subsidiary OPs, purchased approximately $50.0 million and $15.0 million aggregate notional amount of the X1 interest-only tranche of the FHMS K-107 CMBS I/O Strip on April 28, 2021 and May 4, 2021, respectively.

(9)The Company, through the Subsidiary OPs, purchased approximately $80.0 million, $35.0 million, $40.0 million and $50.0 million aggregate notional amount of the X1 interest-only tranche of the FRESB 2019-SB64 CMBS I/O Strip on June 11, 2021 and September 29, 2021, February 3, 2022 and March 18, 2022, respectively.
(10)The Company reclassified this investment from preferred equity to a mezzanine loan effective January 1, 2023.
(11)The Company, through the Subsidiary OPs, invested $10.0 million on May 29, 2020, an aggregate of $1.2 million on January 9, 2023, March 6, 2023 and March 28, 2023, $0.2 million on May 25, 2023, $0.3 million on August 16, 2023 and $0.7 million on March 1, 2024 in this preferred equity investment.
(12)The Company, through the Subsidiary OPs, invested $5.0 million, $1.8 million, $40.1 million and $18.5 million in this real estate investment on December 28, 2021, January, 27, 2022, February 1, 2022 and July 26, 2022, respectively.
(13)The Company, through the Subsidiary OPs, invested $2.7 million and $1.3 million in this preferred equity investment on April 7, 2022 and May 3, 2022, respectively.
(14)The Company reclassified this investment from a mezzanine loan to preferred equity effective January 1, 2023.
(15)The Company, through the Subsidiary OPs, invested $0.5 million and $0.7 million in this preferred equity investment on May 16, 2023 and June 12, 2023, respectively.
(16)The Company, through the Subsidiary OPs, invested $3.7 million and $0.3 million in this preferred equity investment on May 17, 2023 and June 24, 2023, respectively.
(17)Real Estate is a 204-unit multifamily property. As of June 30, 2024, the property was 95.6% occupied, with effective rent per occupied unit of $1,631 per month.
(18)Real Estate is a 280-unit multifamily property. As of June 30, 2024, the property was 80.4% occupied with effective rent per occupied unit of $1402 per month.

The following table details overall statistics for our portfolio as of June 30, 2024 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Equity Investments	Real Estate Investments
Number of investments	85	20	56	6	2
Principal balance (1)	$1,169,753	$411,762	$757,991	N/A	N/A
Carrying value	$1,115,182	$409,104	$706,077	$58,887	$123,619
Weighted-average cash coupon	7.45%	10.49%	5.80%	N/A	N/A
Weighted-average all-in yield	9.62%	12.85%	7.75%	N/A	N/A
Cost is used in lieu of notional value for CMBS I/O Strips.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, potential obligations to fulfill unfunded commitments and dividend requirements for the twelve-month period following June 30, 2024.
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
Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:
Freddie Mac Credit Facilities
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of June 30, 2024, the outstanding balance on the Credit Facility was $122.5 million.
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
As discussed in Note 9 to our consolidated financial statements, we, through the OP and the Subsidiary OPs, have borrowed approximately $280.7 million under our repurchase agreements and posted approximately $1.1 billion par value of our CMBS B-Piece, CMBS I/O Strip, MSCR Notes and mortgage backed security investments as collateral. The CMBS B-Pieces, CMBS I/O Strips, MSCR Notes and mortgage backed securities held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender as described in our Annual Report.
The table below provides additional details regarding recent borrowings under the master repurchase agreements (in thousands):

	June 30, 2024
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	280,651	280,651	N/A	(5)	7.22%	0.00	1,100,549	610,511	598,146	5.38
(1)Weighted-average interest rate using unpaid principal balances.
(2)Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)CMBS are shown at fair value on an unconsolidated basis.
(4)On April 15, 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho. Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces, CMBS I/O Strips, and mortgage backed securities.
(5)The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.
At-The-Market Offering
On March 15, 2022, the Company, the OP and the Manager separately entered into the 2022 Equity Distribution Agreements with the 2022 Sales Agents, pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million in the 2022 ATM Program. The 2022 Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of June 30, 2024, pursuant to the 2022 Equity Distribution Agreements, the Company had sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the 2022 ATM Program, see Note 11 to our consolidated financial statements.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) Selling Commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the offering and (ii) a Dealer Manager Fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or March 14, 2025 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of June 30, 2024, the Company has sold 3,163,477 shares of Series B Preferred Stock for total gross proceeds of $77.8 million.
Company Notes Offering
In 2022 and 2023, the Company issued a total of $35.0 million and $15.0 million in aggregate principal amount, respectively, of its 5.75% Notes for proceeds of approximately $34.6 million and $13.6 million, respectively, after original issue discount and underwriting fees.
Other Potential Sources of Financing
We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of June 30, 2024, our cash and cash equivalents were $4.3 million.
Cash Flows
The following table presents selected data from our Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	For the Six Months Ended June 30, 2024
	2024	2023
Net cash provided by operating activities	$10,208	$22,475
Net cash provided by investing activities	597,007	431,378
Net cash (used in) financing activities	(616,548)	(452,621)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,333)	1,232
Cash, cash equivalents and restricted cash, beginning of period	16,649	20,347
Cash, cash equivalents and restricted cash, end of period	$7,316	$21,579
Cash flows from operating activities. During the six months ended June 30, 2024, net cash provided by operating activities was $10.2 million compared to net cash provided by operating activities of $22.5 million for the six months ended June 30, 2023. This decrease primarily relates to the change in unrealized gains on investments held at fair value.
Cash flows from investing activities. During the six months ended June 30, 2024, net cash provided by investing activities was $597.0 million compared to net cash provided by investing activities of $431.4 million for the six months ended June 30, 2023. This increase was primarily due to the proceeds from payments received on mortgage loans held for investment.
Cash flows from financing activities. During the six months ended June 30, 2024, net cash used in financing activities was $616.5 million compared to net cash used in financing activities of $452.6 million for the six months ended June 30, 2023. The increase primarily relates to principal repayments on borrowings under secured financing agreements and offset with proceeds from the issuance of Series B Preferred Stock.

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
We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared the second regular quarterly dividend to common stockholders of $0.50 per share on April 29, 2024, which was paid on June 28, 2024, to stockholders of record as of June 14, 2024. Our Board declared a Series A Preferred Stock dividend to Series A Preferred stockholders of $0.53125 per share on June 7, 2024, which was paid on July 25, 2024, to Series A Preferred stockholders of record as of July 15, 2024. On March 22, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875, which was paid on May 6, 2024, to stockholders of record as of April 25, 2024. On April 18, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875, which was paid on June 5, 2024, to stockholders of record as of May 24, 2024. On May 23, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875, which was paid on July 5, 2024, to stockholders of record as of June 25, 2024. On June 25, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875, which was paid on August 5, 2024, to stockholders of record as of July 25, 2024.
Off-Balance Sheet Arrangements
As of June 30, 2024, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust ("NXDT"), an entity that is advised by an affiliate of the Manager, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement (the "NSP Sponsor Guaranty Agreement") in favor of Extra Space Storage, LP ("Extra

Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of June 30, 2024. As of June 30, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $11.6 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.90% of the guaranteed amount equal to $9.7 million.
Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
On September 29, 2021, the Company, through one of the Subsidiary OPs, entered into an agreement to purchase up to $50.0 million in a new preferred equity investment (the “Preferred Units”) upon notice from the issuer. Subject to certain conditions, the Company may be required to purchase an additional $25.0 million of Preferred Units at the option of the issuer. The funds are expected to be used to capitalize special purpose limited liability companies (“PropCos”) to engage in sale-and-leaseback transactions and development transactions on life science real property. On September, 22, 2023, the issuer exercised its right to extend the final obligation date to purchase any additional Preferred Units to September 29, 2024. As of June 30, 2024, the Company may have the obligation to fund an additional $3.6 million by September 29, 2024, which the issuer may extend for up to one year at its option for an extension fee. The Preferred Units accrue distributions at a rate of 10.0% annually, compounded monthly. Distributions on the Preferred Units will be paid in cash with respect to stabilized PropCos and paid in kind with respect to unstabilized PropCos. The obligations of the issuer will be supported by a pledge of all equity units of the PropCos. All or a portion of the Preferred Units may be redeemed at any time for a redemption price equal to the purchase price of the Preferred Units to be redeemed plus any accrued and unpaid distributions thereon and a cash redemption fee. Upon the redemption of any Preferred Units and if the parties agree, the remaining amount to be funded by the Company may be increased by the aggregate purchase price of the redeemed Preferred Units. In addition, if the issuer experiences a change of control, the redemption price will also include a payment equal to the amount needed to achieve a multiple on invested capital ("MOIC") equal to 1.25x for unstabilized PropCos and 1.10x for stabilized PropCos. As of June 30, 2024, the Company has not recorded any contingencies on its Consolidated Balance Sheets as the obligation to fund additional Preferred Units other than under the existing commitment is considered remote for the six months ended June 30, 2024.
The Company provides certain guarantees in connection with the NSP Sponsor Guaranty Agreement. See Off-Balance Sheet Arrangements above for further details.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $12.4 million was unfunded as of June 30, 2024. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of June 30, 2024. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in

Forney, Texas, which was fully funded as of June 30, 2024. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of June 30, 2024.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, of which $0.6 million was unfunded as of June 30, 2024. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $2.8 million was unfunded as of June 30, 2024.
On January 26, 2024, the Company, along with related party OSL, entered into the Alewife Loan whereby it made a loan in the maximum principal amount of up to $218 million to Alewife Holdings, which is solely owned by IQHQ, LP. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, Inc., who is the limited partner in IQHQ, LP; however, the Company has no controlling financial interest nor significant influence in IQHQ, LP. The loan is secured by a first mortgage with a first lien position and other security interests. The Company’s portion of the total commitment is $208 million, of which $108.3 million was unfunded as of June 30, 2024. On May 10, 2024, the Company entered into the Alewife Agreement and the Company's expected maximum commitment is $179 million as of the date hereof. See Note 15.
The table below shows the Company's unfunded commitments by investment type as of June 30, 2024 and December 31, 2023 (in thousands):

Investment Type	June 30, 2024	December 31, 2023
	Unfunded Commitments	Unfunded Commitments
Loans	$190,785	$—
Preferred Equity	12,940	34,966
Common Equity	4,036	6,600
	$207,761	$41,566
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
Allowance for Credit Losses
We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The cumulative effect of adoption of ASU

2016-13 is a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2024 was $2.1 million. The reversal of credit losses for the six months ended June 30, 2024 is included in other income on the accompanying Consolidated Statements of Operations, resulting in a June 30, 2024 ending allowance for credit loss of $1.7 million.
Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.
Valuation of Common Equity and Preferred Stock
As of June 30, 2024, the Company owns approximately 25.7% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the six months ended June 30, 2024, the unrealized gain (loss) related to the change in fair value estimate is $(0.5) million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.
As of June 30, 2024, the Company owns approximately 6.36% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321, Investments - Equity Securities. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the six months ended June 30, 2024, the unrealized loss related to the change in fair value estimate is $2.2 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.
As of June 30, 2024, the Company owns approximately 98.0% of the total outstanding common equity of each of RFGH and RTB. The Company holds RFGH and RTB based on the Company's proportionate share of income (losses) for the six months ended June 30, 2024. See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments RFGH and RTB.
As of June 30, 2024, the Company owns 9.5% of the total outstanding shares of the Series D-1 preferred stock in IQHQ, Inc. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ, Inc.
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
REIT Tax Election
We elected to be treated as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2024 and June 30, 2023. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1*	Promissory Note, dated as of April 19, 2024, by and between NexPoint Diversified Real Estate Trust Operating Partnership, L.P. and NREF OP IV, L.P.

10.2*	Loan Agreement, dated as of April 29, 2024, by and between NexBank and NexPoint Real Estate Finance Operating Partnership, L.P.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President (Principal Executive Officer)	August 7, 2024
Jim Dondero

/s/ Brian Mitts	Director, Chief Financial Officer, Executive VP-Finance, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 7, 2024
Brian Mitts