Form 10-K
period 2024-12-31
NexPoint Real Estate Finance, Inc.
filed 2025-03-27
CIK 1786248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 28, 2024, was approximately $153,877,972.70.
As of March 26, 2025, the registrant had 17,643,526 shares of its common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2025 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

i

NEXPOINT REAL ESTATE FINANCE, INC.
Form 10-K
Year Ended December 31, 2024

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
•Fluctuations in interest rate and credit spreads could reduce our ability to generate income on our loans and other investments, including our ability to estimate allowances for credit losses, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments;
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

PART I
Item 1. Business
General
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage REIT incorporated in Maryland on June 7, 2019 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is focused on originating, structuring and investing in first-lien mortgage loans ("senior loans"), mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage and life science sectors predominantly in the top 50 metropolitan statistical areas (“MSAs”). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2024, the Company held approximately 83.82% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its three subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13 to our consolidated financial statements).
The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance OP GP, LLC (the “OP GP”) is the sole general partner of the OP. In addition to OP Units, the Company holds all 2,000,000 of the issued and outstanding 8.50% Series A Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series A Preferred Units”) and all 6,695,715 of the issued and outstanding 9.00% Series B Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series B Preferred Units”) as of December 31, 2024. The Series A Preferred Units have economic terms that are substantially the same as the terms of our 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and the Series B Preferred Units have economic terms that are substantially the same as the terms of our 9.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). The Series A Preferred Units and the Series B Preferred Units rank, as to distributions and upon liquidation, senior to OP Units.
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
The Company is externally managed through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, that renewed on February 6, 2025 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.
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

2024 Highlights
Key highlights and transactions completed in 2024 include the following:
Acquisitions and Originations
The Company acquired or originated the following investments in the year ended December 31, 2024. The amounts in the table below are as of the purchase or investment date unless otherwise specified:

Investment	Property Type	Investment Date	Outstanding Principal Amount	Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Senior loan	Life Sciences	1/26/2024	$140,283,254	100.0%	14.32%	14.32%	2/9/2027	Floating Rate
CMBS B-Piece	Multifamily	2/22/2024	30,869,000	85.6%	5.90%	6.89%	1/25/2029	Fixed Rate
Mortgage Backed Security	Single-family	2/29/2024	11,000,000	85.7%	4.50%	5.25%	3/19/2029	Fixed Rate
Mortgage Backed Security	Single-family	2/29/2024	30,000,000	94.7%	4.50%	4.75%	3/19/2029	Fixed Rate
Mortgage Backed Security	Single-family	2/29/2024	8,213,000	79.7%	4.50%	5.65%	3/19/2029	Fixed Rate
Promissory Note	Single-family	3/28/2024	500,000	100.0%	12.50%	12.50%	3/28/2025	Fixed Rate
Membership interest	Multifamily	4/19/2024	6,500,000	100.0%	13.00%	13.00%	4/19/2029	Fixed Rate
CMBS B-Piece	Multifamily	4/24/2024	31,930,636	85.3%	5.78%	6.77%	3/25/2029	Fixed Rate
Preferred Equity	Life Sciences	6/25/2024	5,829,146	99.5%	10.00%	10.10%	9/29/2025	Fixed Rate
Promissory Note (2)	Life Sciences	5/23/2024	(2)	100.0%	16.50%	(2)	5/23/2025	Fixed Rate
Preferred Equity	Marina	6/28/2024	7,100,000	99.5%	13.00%	13.00%	10/30/2028	Fixed Rate
Preferred Equity	Life Sciences	6/30/2024	15,837,186	99.5%	10.00%	10.10%	9/29/2025	Fixed Rate
Preferred Equity	Multifamily	1/26/2024	8,975,606	99.0%	13.50%	13.64%	4/28/2027	Floating Rate
Preferred Equity	Multifamily	3/31/2024	1,037,127	100.0%	11.00%	11.00%	5/1/2030	Fixed Rate
Promissory Note	Single-family	10/31/2024	3,500,000	100.0%	15.00%	15.00%	7/10/2025	Fixed Rate
Revolving Credit Facility (2)	Life Sciences	12/31/2024	148,600,000	100.0%	13.50%	13.50%	12/31/2027	Fixed Rate
			$450,174,955
(1) Yield and coupon as of acquisition date.
(2) On December 31, 2024, the $148.6 million principal amount of the Promissory Note was substituted and exchanged for 49.533% deemed borrowings under a $300 million revolving credit facility. For more information, see Note 15 to our consolidated financial statements.

Redemptions and Sales

The following investments were redeemed or sold during the year ended December 31, 2024:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment (1)
Senior Loan	Single-family	2/11/2020	1/25/2024	$533,717,586	$508,700,000	$8,936,484	$(16,081,102)
Mortgage Backed Security	Single-family	6/1/2022	2/1/2024	9,789,293	9,608,078	—	(181,215)
Mortgage Backed Security	Multifamily	9/12/2022	3/25/2024	3,934,375	3,903,460	—	(30,915)
Mortgage Backed Security	Single-family	7/28/2022	3/28/2024	923,951	907,699	—	(16,252)
Mortgage Backed Security	Single-family	7/28/2022	3/28/2024	567,300	557,750	—	(9,550)
Mortgage Backed Security	Single-family	6/1/2022	4/19/2024	10,143,368	10,111,429	—	(31,939)
Mortgage Backed Security	Single-family	2/29/2024	5/8/2024	28,456,443	28,082,109	—	(374,334)
Mortgage Backed Security	Multifamily	3/26/2018	5/17/2024	5,740,852	5,691,784	—	(49,068)
MSCR Note	Multifamily	5/25/2022	5/20/2024	4,000,000	4,281,195	—	281,195
MSCR Note	Multifamily	5/25/2022	5/20/2024	5,000,000	5,541,076	—	541,076
MSCR Note	Multifamily	9/23/2022	5/20/2024	1,365,014	1,332,688	—	(32,326)
Mortgage Backed Security	Self Storage	9/29/2022	6/12/2024	7,985,891	8,029,034	—	43,143
CMBS B-Piece	Multifamily	12/30/2020	6/18/2024	55,836,041	61,960,691	—	6,124,650
CMBS B-Piece	Multifamily	4/23/2020	7/26/2024	57,922,700	62,430,951	—	4,508,251
Senior Loan	Single-family	2/11/2020	8/23/2024	10,137,684	9,708,780	334,981	(93,923)
Preferred Equity	Multifamily	2/10/2023	9/4/2024	7,750,000	7,750,000	—	—
Preferred Equity	Multifamily	2/24/2023	9/4/2024	7,750,000	7,750,000	—	—
Preferred Equity	Life Sciences	4/6/2023	9/21/2024	7,637,000	7,637,000	—	—
Mortgage Backed Security	Single-family	2/29/2024	9/27/2024	6,685,380	6,725,998	—	40,618
Mortgage Backed Security	Single-family	2/29/2024	11/14/2024	9,599,130	9,476,500	—	(122,630)
Preferred Equity	Life Sciences	10/19/2022	12/18/2024	7,591,282	7,591,282	—	—
Preferred Equity	Self Storage	4/30/2022	12/27/2024	96,879	96,879	—	—
				$782,630,169	$767,874,383	$9,271,465	$(5,484,321)
(1)Net Gains (Losses) on repayment are generally attributable to acceleration of premiums and discounts net of any prepayment penalties assessed.
Repurchase Agreement Financing
As described further below, the Company entered into a master repurchase agreement in April 2020. The table below provides additional details regarding borrowings under the master repurchase agreement as of December 31, 2024 (dollars in thousands):

	December 31, 2024
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	243,454	243,454	N/A	(5)	6.49%	0.0	740,022	360,427	350,379	4.7
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

Series B Preferred Stock Offering
During the year ended December 31, 2024, the Company issued 6,270,243 shares of Series B Preferred Stock in its continuous public offering for gross proceeds of $153.3 million in this offering.
Freddie Mac Credit Facility
During 2024, the Company made payments under a Credit Facility (defined below) assumed by the Company as part of the Formation Transaction in the amount of $534.2 million. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP and secured by senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). The guarantors are subject to minimum net worth liquidity covenants. The Company’s borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. No additional borrowings can be made under the Credit Facility. As of December 31, 2024, the outstanding balance on the Credit Facility was $110.1 million.
Our Portfolio
Our portfolio consists of senior loans, including SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, multifamily properties, preferred stock investments, promissory notes, revolving credit facilities and stock warrants, with a combined unpaid principal balance of $1.5 billion as of December 31, 2024 and assumes the assets and liabilities of the nine Freddie Mac K-Series securitization entities (the “CMBS Entities”) are not consolidated. For more information about the CMBS Entities, see Note 2 to our consolidated financial statements.
Our portfolio, based on total unpaid principal balance as of December 31, 2024, excluding the consolidation of the CMBS B-Pieces, as described further below, and common equity investments, preferred stock investments, stock warrants and multifamily property, is approximately 22.8% senior loans, which includes the SFR Loans, approximately 29.5% multifamily CMBS B-Pieces, approximately 3.1% CMBS I/O Strips, approximately 11.6% mezzanine loans, approximately 19.6% preferred equity investments, approximately 0.3% promissory notes and approximately 13.0% of revolving credit facilities. Total liabilities, excluding the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio are approximately $110.1 million related to our senior loans, which includes the SFR Loans, approximately $180.0 million related to our multifamily CMBS B-Pieces, approximately $24.5 million related to our CMBS I/O Strips and approximately $59.3 million related to our mezzanine loans. Our CMBS B-Piece investments as a percentage of total assets, excluding the consolidation of the CMBS B-Pieces, reflects the assets that we actually own. However, in accordance with the applicable accounting standards, we consolidate all of the assets and liabilities of the trusts that issued the CMBS B-Pieces that we own which we are deemed to control.

Our portfolio, based on total unpaid principal balance as of December 31, 2024, including the consolidation of the CMBS B-Pieces, is approximately 5.1% senior loans, which includes the SFR Loans, approximately 84.3% multifamily CMBS B-Pieces, approximately 0.7% CMBS I/O Strips, approximately 2.6% mezzanine loans, approximately 4.4% preferred equity investments, approximately 0.1% of promissory notes and approximately 2.9% revolving credit facilities. Total liabilities, including the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio are approximately $110.1 million related to our senior loans, which include the SFR Loans, approximately $4.0 billion related to our multifamily CMBS B-Pieces, approximately $24.5 million related to our CMBS I/O Strips and approximately $59.3 million related to our mezzanine loans, respectively.
Our portfolio, based on net equity as of December 31, 2024, is approximately 18.6% senior loans, which includes the SFR Loans, approximately 11.1% multifamily CMBS B-Pieces, approximately 1.3% CMBS I/O Strips, approximately 9.2% mezzanine loans, approximately 27.0% preferred equity investments, approximately 7.1% common equity investments, approximately 2.3% preferred stock investments, approximately 3.5% multifamily property real estate, approximately 0.5% promissory notes, approximately 16.3% of revolving credit facilities and approximately 3.3% stock warrants. Net equity represents the carrying value less our leverage on the asset.
As a whole, we believe our portfolio of investments have a relatively low risk profile: 76.5% of the underlying properties in our portfolio are stabilized and have a weighted average occupancy of 92.8%; the portfolio-wide weighted average debt service coverage ratio (“DSCR”) is 1.32x; the weighted average loan to value (“LTV”) of our investments is 59.2%; and the weighted average maturity is 4.5 years as of December 31, 2024. These metrics do not reflect our common equity investments in NexPoint Storage Partners, Inc. ("NSP") and a private ground lease REIT (the "Private REIT"), our preferred stock investments in IQHQ, Inc. or our multifamily properties, shown as real estate investments, net on the Consolidated Balance Sheets, as of December 31, 2024. For additional information related to the diversification of the collateral associated with our portfolio, including with respect to interest rate category, underlying property type, investment structure and geography, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."
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
Target Investments
We invest primarily in first-lien mortgage loans, mezzanine loans, preferred equity, multifamily properties and common equity investments, as well as multifamily and SFR CMBS securitizations (including CMBS B-Pieces and CMBS I/O Strips), promissory notes, revolving credit facilities and stock warrants with a focus on lending or investing in properties that are stabilized or have a light transitional business plan primarily in the multifamily, SFR, self-storage, and life science sectors predominantly in the top 50 MSAs. These investment types are discussed below:
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
•Common Equity: We acquire common equity in the real estate sector, and convertible notes and stock warrants that may convert or be exercisable for common stock, that can provide a stable source of income through dividends, opportunities for capital appreciation, and a level of diversification to our portfolio.
•Multifamily Property: We make investments in multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States.
•Promissory Notes: We originate or acquire promissory notes that may be senior or subordinate to the debt of the borrower.
•Revolving Credit Facilities: We originate or acquire revolving credit facilities that allow borrowers to borrow up to a specified amount at their option.
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
NexPoint Real Estate Advisors VII, L.P.
GP
NexPoint Real Estate Finance Operating Partnership, L.P. ("OP")
NREF Sub OP GP, LLC (GP of Subsidiary Partnerships)
GP
GP
GP
Subsidiary Partnership I
Subsidiary Partnership II
Subsidiary Partnership III
Subsidiary IV
Portfolio
Portfolio
Portfolio
Portfolio

Our Manager
We are externally managed by our Manager through the Management Agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, that renewed on February 6, 2025 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated. Our Manager conducts substantially all of our operations and provides asset management services for our real estate investments. We expect we will only have accounting employees while the Management Agreement is in effect. All of our investment decisions are made by our Manager, subject to general oversight by our Manager’s investment committee and the Board. Our Manager is wholly owned by our Sponsor. The members of our Manager’s investment committee are James Dondero, Matt McGraner and Paul Richards.
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
“EAD” means the net income (loss) attributable to our common stockholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), including realized gains and losses not otherwise included in net income (loss), excluding any unrealized gains or losses or other similar non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss) and adding back amortization of stock-based compensation. Net income (loss) attributable to common stockholders may also be adjusted for the effects of certain adjustments made in accordance with GAAP and transactions that may not be indicative of our current operations, in each case after discussions between the Manager and the independent directors of our Board and approved by a majority of the independent directors of our Board.
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
The Management Agreement was renewed on February 6, 2025 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated. We have the right to terminate the Management Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Management Agreement). The Management Agreement can be terminated by us or our Manager without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. Our Manager may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Management Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Management Agreement) unless we provide written consent. A termination fee will be payable to our Manager by us upon termination of the Management Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the average Annual Fee earned by our Manager during the two-year period immediately preceding the most recently completed calendar quarter prior to the effective termination date.
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

Human Capital Disclosure
We are externally managed by our Manager pursuant to the Management Agreement between us and our Manager. All of our executive officers are employees of our Manager or its affiliates. As of December 31, 2024, we had one employee whose salary is 50% allocated to us for reimbursement to our Manager. This employee is an accounting employee. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is an employee's qualifications performance, skills and experience. Our employee is fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.
Corporate Information
Our and our Manager’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our and our Manager’s telephone number is (214) 276-6300. Our website is located at nref.nexpoint.com. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Annual Report or any other report or documents we file with or furnish to the SEC. From time to time, we may use our website as a distribution channel for material company information.
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
•our dependence on information systems and risks associated with breaches of our data security or our use of artificial intelligence;
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
•risks associated with holding shares of the Series B Preferred Stock, including limited voting rights, subordination to our debt, lack of a rating on the Series B Preferred Stock and dilution upon future issuances;
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
Macroeconomic trends including inflation, high interest rates, recession, major bank failures or sustained financial market illiquidity may adversely affect our financial condition and results of operations.
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
Certain of our investments pay interest at a fixed rate, and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. In addition, to the extent our exposure to increases in or high interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, such increases will result in higher debt service costs which will adversely affect our cash flows. Bank failures and other events affecting financial institutions may also contribute to volatility in global markets and diminished liquidity and credit availability in the market broadly. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
In addition, actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine and the Israel-Hamas war, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur, it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. Should a recession occur, there can be no guarantee that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.
Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.
Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically the Secured Overnight Financing Rate (“SOFR”)). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically SOFR) and, in a declining and/or low interest rate environment, these loans would earn lower rates of interest and this would impact our operating performance. Conversely, in an increasing and/or high-interest rate environment, these loans would earn higher rates of interest, which would also impact our operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
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
Approximately 22.8% of our portfolio is in the SFR asset class and approximately 25.1% of the unpaid principal balance in our portfolio is located in Georgia and Texas. In the future, our investments may continue to be concentrated in terms of type of interest (i.e. fixed vs. floating), geography, asset type and sponsors, as we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Therefore, our investments in our target assets are and could in the future be, secured by properties concentrated in a limited number of geographic locations or concentrated in certain property types that are subject to higher risk of default or foreclosure.

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
The illiquidity of certain of our target assets may make it difficult for us to sell such investments if the need or desire arises. Certain target assets such as first-lien mortgage loans, common equity investments, CMBS B-Pieces, CMBS I/O Strips, promissory notes, mortgage backed securities, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager and/or its affiliates has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Our success depends on the availability of attractive loans and investments and our Manager’s ability to identify, structure, consummate, leverage, manage, realize and redeploy returns on our loans and investments.
Our operating results are dependent upon the availability of attractive loans and investments, as well as our Manager’s ability to identify, structure, consummate, leverage, manage, realize and redeploy returns on our loans and investments. In general, the availability of favorable investment opportunities and, consequently, our returns, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for loan and investment opportunities in our target assets and the supply of capital for such opportunities. We cannot make any assurances that our Manager will be successful in identifying and consummating loans and investments that satisfy our rate of return objectives or that such loans and investments, once made, will perform as anticipated.
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
Congress has considered a substantial number of bills that include comprehensive or incremental approaches to ending the conservatorship, winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. U.S. government departments and agencies, including the U.S Treasury and Federal Housing Finance Agency, have also published proposals which could lead to a release or exit from conservatorship. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect the availability of CMBS securitizations as an investment or cause breaches in underlying loan covenants, and, as a result, may adversely affect our future growth. It may also adversely affect underlying interest rates, capital availability, development of multifamily communities and the value of multifamily assets, which may also adversely affect our future growth. In addition, reforms regarding Fannie Mae and Freddie Mac could negatively impact our ability to maintain an exclusion or exemption from the Investment Company Act.
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
As a result of past dislocation of the credit markets, the securitization market has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Act, various federal agencies have promulgated rules that require issuers in securitizations to retain at least 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B-Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, if we buy CMBS B-Pieces, we may be required to purchase larger CMBS B-Pieces, potentially reducing returns on such investments. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. These restrictions may reduce our liquidity and could potentially reduce our returns on such investments. To the extent we utilize the securitization market and retain this risk of loss through subordinate interests or CMBS B-Pieces in our securitized debt transactions, these requirements could reduce our returns on these transactions. In addition, if we fail to operate in compliance with existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.
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
Changes in accounting rules and other policy or regulatory changes could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.
The SEC, Financial Accounting Standards Board (“FASB”) and other regulatory bodies that establish the accounting rules applicable to us have proposed or enacted a wide array of changes to accounting rules over the last several years. Moreover, in the future, these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.
The recent change in the U.S. Presidential Administration and changes in Congress could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, results of operations, liquidity and financial condition.
Allowance for credit losses are particularly difficult to estimate in a turbulent economic environment
We estimate allowances for credit losses on our loans and investments under the current expected credit loss (“CECL”) methodology based on current expected credit losses for the life of the loan and investment. This process utilizes information obtained from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts about the future and requires certain estimates and judgments, which are more difficult to make during a period in which available commercial real estate credit is limited and commercial real estate transactions have decreased. Our estimates and judgments are based on several factors, including key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, internal loan risk ratings and a macro-economic environment forecast. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.
Since the CECL methodology for the recognition of credit losses estimates losses for the life of our investment, our financial results may be negatively affected when weak or deteriorating economic conditions are forecasted, which generally results in increases in estimated credit losses under CECL.
Risks Related to Our Indebtedness and Financing Strategy
We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2024, we had approximately $795.7 million of indebtedness outstanding related to our portfolio, excluding indebtedness relating to the portion of the CMBS that we do not own, but are required to consolidate pursuant to applicable accounting standards. As of December 31, 2024, we had $180.0 million of our 5.75% Senior Unsecured Notes ("5.75% Notes") outstanding and our OP had $36.5 million of its 7.50% Senior Unsecured Notes due 2025 (the “OP Notes”) outstanding. The indenture that governs the 5.75% Notes contains and the note purchase agreements that govern the OP Notes contain covenants that require us to, among others, maintain a maximum net debt to equity ratio, a minimum net asset value, a minimum senior DSCR and a minimum consolidated unencumbered assets ratio. The indenture and the note purchase agreements contain other customary covenants and events of default.
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
We are subject to credit risk with respect to the counterparties failing to meet their obligations to us under derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of

OTC instruments), which may occur due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. Credit risk may also be affected by the deterioration of strength in the U.S. economy or the financial performance or condition of the counterparties. If a counterparty fails to perform its obligations to us under a derivative contract, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price. On December 30, 2021, the Company, through a subsidiary, entered into a $32.5 million interest rate cap agreement at a strike rate of 2.29% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on June 1, 2025. On October 10, 2023, the Company, through a subsidiary, entered into a $63.5 million interest rate cap agreement at a strike rate of 1.50% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminated on November 6, 2024.
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
Risks Related to Our Corporate Structure
We may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to our stockholders.
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
We are an externally managed REIT and therefore we do not have any internal management capacity and only have accounting employees. We will depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Manager, including Messrs. Dondero, McGraner, Sauter, Richards and Willmore, all of whom may be difficult to replace. We expect that our Manager will evaluate, negotiate, structure, close and monitor our loans and investments in accordance with the terms of the Management Agreement.
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
Our current portfolio of investments consists of senior loans (which includes SFR Loans), CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, multifamily properties, promissory notes, revolving credit facilities and stock warrants. We currently concentrate on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage and life science sectors predominantly in the top 50 MSAs. In addition, the Company targets lending or investing in properties that are stabilized or have a “light transitional” business plan, meaning a property that requires limited deferred funding to support leasing or ramp-up of operations and for which most capital expenditures are for value-add improvements. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without notice to you or without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our securities and our ability to make distributions to you. We intend to disclose any changes in our investment policies in our next required periodic report.
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
Our directors and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Manager or its affiliates. Similarly, our Manager or its affiliates may have other clients with similar, different or competing investment objectives, including, among others, NexPoint Residential Trust, Inc. (“NXRT”), a publicly traded multifamily REIT, VineBrook Homes Trust, Inc. (“VineBrook”), an SFR REIT and NexPoint Diversified Real Estate Trust (“NXDT”), a publicly traded diversified REIT, each of which is also managed by members of our management team. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our stockholders. For example, the management team of our Manager has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Manager and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Manager and its affiliates. Our Manager will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.
The Chapter 11 bankruptcy filing by Highland Capital Management, L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations.
On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. As of January 30, 2024, the Bankruptcy Trust Lawsuit continues to be stayed. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Sponsor, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Manager and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.
Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, which has not yet been briefed. The remaining respondents' motions to dismiss, including Mr. Dondero's, remain pending. The UBS Lawsuit does not include claims related to our business or our assets or operations. While neither our Sponsor nor our Manager are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations.
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
Income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. However, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our securities. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs.
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
Similarly, some of the CMBS that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CMBS will be made. If such CMBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. Finally, in the event that any debt instruments or CMBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate CMBS at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons, including through a foreign-controlled domestic corporation, during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
Risks Related to the Ownership of Our Common Stock
The concentration of our share ownership may limit your ability to influence corporate matters.
Our Sponsor is the ultimate parent of our Manager and may be deemed to beneficially own approximately 16.4% of our outstanding voting securities as of December 31, 2024. James Dondero is the sole member of the general partner of our Sponsor. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to shares beneficially owned by our Sponsor. In addition, Mr. Dondero has relationships with certain other holders of our common stock which may result in Mr. Dondero being deemed to have aggregate beneficial ownership of approximately 9,004,336 shares (or 51.6% of our common stock) and shared voting and dispositive power over approximately 8,798,896 shares (or 50.4% of our common stock) as of December 31, 2024.
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
The holders of shares of our Series A Preferred Stock and Series B Preferred Stock have rights and preferences generally senior to those of the holders of our common stock. The existence of these senior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the articles supplementary setting forth the terms of the Series A Preferred Stock and in the articles supplementary setting forth the terms of the Series B Preferred Stock, and include, but are not limited to: (i) the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock; and (ii) for the Series A Preferred Stock, the right to convert into shares of our common stock upon the occurrence of a Change of Control (as defined in the articles supplementary setting forth the terms of the Series A Preferred Stock), which conversion terms may be adjusted as set forth therein. In addition, the Series A Preferred Stock and Series B Preferred Stock rank senior to our common stock with respect to priority of such dividend payments, which may limit our ability to make distributions to holders of our common stock. Holders of Series B Preferred Stock also have the right to request we redeem their shares at any time, and we may elect to pay any such redemption price in shares of our common stock, which would be dilutive to existing holders of shares of our common stock.
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

Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks. The secure maintenance and transmission of this information is critical to our operations. Cybersecurity incidents and cyber-attacks, ransomware attacks and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, the risk of which may be heightened by the increased prevalence and use of artificial intelligence. There can be no assurance that the measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time and may not be mitigated in a timely manner to prevent or minimize the impact of an attack. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including accidental or unauthorized disclosure of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay dividends to stockholders. Further, any interruption or deterioration in the performance of third-party service providers or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business. In addition, although our Manager maintains insurance coverage that may cover certain aspects of our cyber and information security risks, such insurance coverage may be insufficient to cover all losses, such as litigation costs or financial losses that exceed policy limits or are not covered under any of our Manager's current insurance policies.

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

Furthermore, if some of our or our Manager’s employees are required to work remotely in the future due to pandemics or infectious diseases, or if we or our Manager allow permanent or significant remote work by any of our or its employees, there may be an increased risk of disruption to our operations because they may be utilizing residential networks and infrastructure which may not be as secure as in our office environment.

Our business could be harmed if we are unable to effectively integrate and use artificial intelligence.

If we are unable to remain competitive by integrating and using artificial intelligence our business could be harmed. In addition to competitive risks, the incorporation of artificial intelligence into our technological framework poses ethical and cybersecurity risks, as well as the regulatory risks associated with compliance with state and national laws and regulations.

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
As one of the critical elements of the Company’s overall risk management, our cybersecurity program is focused on the following key areas:

Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with our Manager’s Director of Information Technology and other members of management of our Manager that implement and oversee our Manager’s cybersecurity program.

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

Incident Response and Recovery Planning: Our Manager has established and maintains comprehensive business continuity plans that address potential impacts should the information or technology systems become compromised, and the technological components of such plans are tested and evaluated on a regular basis.

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

Our Manager engages in the periodic assessment and testing of our Manager’s policies, standards, processes and practices that are designed to address the Company’s cybersecurity threats and incidents. These efforts include a wide range of activities, including annual penetration and third-party compliance testing and ongoing internal testing and creation and modification of policies and procedures. The results of the annual assessments are reported to the Audit Committee and the Board, and our Manager adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and ongoing testing.

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

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, and we do not believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cyber-attack disrupts the Company's critical operations, service or financial systems. See Item 1A. “Risk Factors—General Risks—We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay dividends.”
Item 2. Properties
The Company owns the Hudson Montford, which is a 204-unit multifamily property in Charlotte, North Carolina. The Company’s ownership is subject to mortgage debt with an outstanding principal balance of approximately $32.5 million as of December 31, 2024. The Company owns the Hudson Montford indirectly through wholly owned subsidiaries.
The Company consolidated ownership of Alexander at the District, which is a 280-unit multifamily property in Atlanta, Georgia, as of December 31, 2023. The Company’s ownership is subject to mortgage debt with an outstanding principal balance of approximately $63.5 million as of December 31, 2024.

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
On March 26, 2025, we had 17,643,526 shares of common stock outstanding held by a total of eight record holders. The number of record holders is based on the records of Equiniti Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
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
Overview
We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and SFR CMBS securitizations, promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage and life science sectors predominantly in the top 50 MSAs. In addition, we target lending or investing in properties that are stabilized or have a light-transitional business plan.
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
We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of December 31, 2024 approximately $20.1 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $13.9 billion of loans and debt or credit related investments as of December 31, 2024 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.
We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.
On October 15, 2021, a lawsuit (the “Bankruptcy Trust Lawsuit”) was filed by a litigation subtrust formed in connection with Highland’s bankruptcy against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, a lawsuit (the “UBS Lawsuit”) was filed by UBS Securities LLC and its affiliate against Mr. Dondero and a number of other persons and entities. On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, which has not yet been briefed. The remaining respondents’ motions to dismiss, including Mr. Dondero’s, remain pending. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

Components of Our Revenues and Expenses

Net Interest Income for the Years Ended December 31, 2024, 2023 and 2022
Interest income. Our earnings are primarily attributable to the interest income from mortgage loans, mezzanine loan and preferred equity investments. Loan premium/discount amortization and prepayment penalties are also included as components of interest income.
Interest expense. Interest expense represents interest accrued on our various financing obligations used to fund our investments and is shown as a deduction to arrive at net interest income.
The year ended December 31, 2024 as compared to the year ended December 31, 2023
The following table presents the components of net interest income for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,						$ Change	% Change
	2024			2023
	Interest income/ (expense)	Average Balance (1)	Yield (2)	Interest income/ (expense)	Average Balance (1)	Yield (2)
Interest income
Senior loans, held-for-investment (3)	$3,706	$223,945	1.65%	$27,259	$712,592	3.83%	$(23,553)	(86.4)%
Mezzanine loans, held-for-investment	13,684	136,236	10.04%	14,191	144,536	9.82%	(507)	(3.6)%
Preferred equity, held-for-investment	26,062	218,874	11.91%	19,641	165,674	11.86%	6,421	32.7%
CMBS structured pass-through certificates, at fair value	841	37,389	2.25%	2,218	43,824	5.06%	(1,377)	(62.1)%
MSCR Notes	528	3,455	15.28%	1,341	10,267	13.06%	(813)	(60.6)%
Mortgage backed securities	1,530	27,549	5.55%	3,708	32,450	11.43%	(2,178)	(58.7)%
Promissory notes and Revolving Credit Facilities	26,156	66,401	39.39%	—	—	N/A	26,156	N/A
Total interest income	$72,507	$713,849	10.16%	$68,358	$1,109,343	6.16%	$4,149	6.1%
Interest expense
Master repurchase agreements, net	$(20,341)	$(283,998)	7.16%	$(22,576)	$(323,443)	6.98%	$2,235	(9.9)%
Long-term seller financing, net	(4,140)	(207,888)	1.99%	(15,032)	(678,245)	2.22%	10,892	(72.5)%
Unsecured notes, net	(17,674)	(223,401)	7.91%	(13,952)	(207,697)	6.72%	(3,722)	26.7%
Asset specific financing	(2,216)	(57,661)	3.84%	—	—	N/A	(2,216)	N/A
Total interest expense	$(44,371)	$(772,948)	5.74%	$(51,560)	$(1,209,385)	4.26%	$7,189	(13.9)%
Net interest income (4)	$28,136			$16,798			$11,338	67.5%
(1)Average balances for the senior loans, the mezzanine loans and preferred equity are calculated based upon carrying values.
(2)Yield calculated on an annualized basis.
(3)Senior loans, held-for-investment include our SFR Loans.
(4)Net interest income is calculated as the difference between total interest income and total interest expense.

The year ended December 31, 2023 as compared to the year ended December 31, 2022
The following table presents the components of net interest income for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the Year Ended December 31,
	2023			2022
	Interest income/ (expense)	Average Balance (1)	Yield (2)	Interest income/ (expense)	Average Balance (1)	Yield (2)	$ Change	% Change
Interest income
SFR Loans, held-for-investment	$27,259	$712,592	3.83%	$43,946	$746,111	5.89%	$(16,687)	(38.0)%
Mezzanine loans, held-for-investment	14,191	144,536	9.82%	15,464	157,789	9.80%	(1,273)	(8.2)%
Preferred equity, held-for-investment	19,641	165,674	11.86%	9,263	102,471	9.04%	10,378	112.0%
Convertible bond, held-for-investment	—	N/A	N/A	2,545	47,821	5.32%	(2,545)	-100.0%
CMBS structured pass through certificates, at fair value	2,218	43,824	5.06%	4,682	66,442	7.05%	(2,464)	-52.6%
Bridge loan	—	N/A	N/A	346	6,787	5.10%	(346)	(100.0)%
MSCR notes	1,341	10,267	13.06%	590	4,385	13.45%	751	127.3%
Mortgage backed securities	3,708	32,450	11.43%	1,152	11,025	10.45%	2,556	221.9%
Total interest income	$68,358	$1,109,343	6.16%	$77,988	$1,142,831	6.82%	$(9,630)	(12.3)%
Interest expense
Repurchase agreements	(22,576)	(323,443)	6.98%	(11,280)	(147,850)	7.63%	(11,296)	100.1%
Long-term seller financing	(15,032)	(678,245)	2.22%	(15,817)	(822,820)	1.92%	785	(5.0)%
Unsecured Notes	(13,952)	(207,697)	6.72%	(13,158)	(201,697)	6.52%	(794)	6.0%
Total interest expense	$(51,560)	$(1,209,384)	4.26%	$(40,255)	$(1,172,367)	3.43%	$(11,305)	28.1%
Net interest income (3)	$16,798			$37,733			$(20,935)	(55.5)%
(1)Average balances for the SFR Loans, the mezzanine loans and preferred equity are calculated based upon carrying values.
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
Operating Expenses

G&A expenses. G&A expenses include, but are not limited to, audit fees, legal fees, listing fees, Board fees, equity-based and other compensation expenses, investor-relations costs and payments of reimbursements to our Manager. The Manager will be reimbursed for expenses it incurs on behalf of the Company. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, except that 50% of the salary of our VP of Finance is allocated to us and we may grant equity awards to our officers under the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the "Amended and Restated LTIP"). Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under the Amended and Restated LTIP or the NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “Original LTIP” as amended and restated by the Amended and Restated LTIP, the “LTIP”), together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value determined in accordance with GAAP, for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate related investments. To the extent total corporate G&A expenses would otherwise exceed 2.5% of equity book value, our Manager will waive all or a portion of its Annual Fee to keep our total corporate G&A expenses at or below 2.5% of equity book value.
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

Results of Operations for the Years Ended December 31, 2024 and 2023
The following table sets forth a summary of our operating results for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2024	2023
Net interest income	$28,136	$16,798	$11,338	67.5%
Other income	44,467	25,292	19,175	75.8%
Operating expenses	(36,641)	(23,350)	(13,291)	56.9%
Net income	35,962	18,740	17,222	91.9%
Net (income) loss attributable to Series A Preferred stockholders	(3,496)	(3,496)	—	—%
Net (income) loss attributable to Series B Preferred stockholders	(8,003)	(80)	(7,923)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(6,770)	(4,765)	(2,005)	42.1%
Net income attributable to common stockholders	$17,693	$10,399	$7,294	70.1%
The change in our net income for the year ended December 31, 2024 as compared to the net income for the year ended December 31, 2023 primarily relates to an increase in other income including changes in net assets related to consolidated CMBS VIEs and a lower unrealized loss on common stock investments. Our net income attributable to common stockholders for the year ended December 31, 2024 was approximately $17.7 million. We earned approximately $28.1 million in net interest income, generated income of $44.5 million in other income, incurred operating expenses of $36.6 million, allocated $3.5 million of income to Series A Preferred stockholders, allocated $8.0 million of income to Series B Preferred stockholders, and allocated $6.8 million of income to redeemable non-controlling interests for the year ended December 31, 2024.
Revenues
Net interest income. Net interest income was $28.1 million for the year ended December 31, 2024 compared to $16.8 million for the year ended December 31, 2023 which was an increase of approximately $11.3 million. The increase between the periods is primarily due to additional investments in preferred equity, revolving credit facilities and senior loans in the portfolio compared to the prior period. As of December 31, 2024 we own 83 discrete investments compared to 87 as of December 31, 2023.
Other income. Other income was $44.5 million for the year ended December 31, 2024 compared to $25.3 million for the year ended December 31, 2023 which was an increase of approximately $19.2 million. This was primarily due to an increase in realized gains related to sales of consolidated CMBS VIEs.
Expenses
G&A expenses. G&A expenses were $12.8 million for the year ended December 31, 2024 compared to $9.2 million for the year ended December 31, 2023 which was an increase of approximately $3.6 million. The increase between the periods was primarily due to a $1.7 million increase in stock compensation expense, a $1.2 million increase in legal fees, and a $0.2 million increase in tax fees compared to the prior period.
Loan servicing fees. Loan servicing fees were $1.6 million for the year ended December 31, 2024 compared to $4.2 million for the year ended December 31, 2023 which was a decrease of approximately $2.6 million. The decrease between the periods was primarily due to a decrease in SFR Loans and mortgage backed securities in the portfolio compared to the prior period.
Management fees. Management fees were $3.9 million for the year ended December 31, 2024 compared to $3.3 million for the year ended December 31, 2023 which was an increase of approximately $0.6 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.

Results of Operations for the Years Ended December 31, 2023 and 2022
The following table sets forth a summary of our operating results for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2023	2022
Net interest income	$16,798	$37,733	$(20,935)	(55.5)%
Other income	25,292	2,661	22,631	850.5%
Operating expenses	(23,350)	(26,180)	2,830	(10.8)%
Net income	18,740	14,214	4,526	31.8%
Net (income) attributable to Series A Preferred shareholders	(3,496)	(3,512)	16	(0.5)%
Net (income) attributable to Series B Preferred shareholders	(80)	—	(80)	N/A
Net (income) attributable to redeemable noncontrolling interests	(4,765)	(4,969)	204	(4.1)%
Net (income) attributable to redeemable noncontrolling interests in subsidiaries	—	(2,499)	2,499	N/A
Net income attributable to common stockholders	$10,399	$3,234	$7,165	221.6%
The change in our net income for the year ended December 31, 2023 as compared to the net income for the year ended December 31, 2022 primarily relates to a decrease in operating expenses and an increase in other income including changes in net assets related to consolidated CMBS VIEs. Our net income attributable to common stockholders for the year ended December 31, 2023 was approximately $10.4 million. We earned approximately $16.8 million in net interest income, generated income of $25.3 million in other income, incurred operating expenses of $23.4 million, allocated $3.5 million of income to Series A Preferred stockholders, allocated $0.1 million of income to Series B Preferred stockholders, and allocated $4.8 million of income to redeemable non-controlling interests for the year ended December 31, 2023.
Revenues
Net interest income. Net interest income was $16.8 million for the year ended December 31, 2023 compared to $37.7 million for the year ended December 31, 2022 which was a decrease of approximately $20.9 million. The decrease between the periods is primarily due to a decrease in SFR Loans and mezzanine loans in the portfolio compared to the prior period. As of December 31, 2023 we owned 87 discrete investments compared to 83 as of December 31, 2022.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Year Ended December 31,
	2024	2023	2022
Net income attributable to common stockholders	$17,693	$10,399	$3,234
Net income attributable to redeemable noncontrolling interests	6,770	4,765	4,969
Net (income) loss attributable to Series B preferred stockholders	8,003	80	—
Weighted-average number of shares of common stock outstanding
Basic	17,402	17,199	14,686
Diluted	17,402	17,199	14,686
Net income per share, basic	$1.02	$0.60	$0.22
Net income per share, diluted	$1.02	$0.60	$0.22
Dividends declared per share	$2.0000	$2.7400	$2.0000
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

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of noncontrolling interests and adjusted weighted average common shares outstanding - diluted to weighted average common shares outstanding - diluted for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2024	2023	2022	% Change 2024 - 2023	% Change 2023 - 2022
Net income attributable to common stockholders	$17,693	$10,399	$3,234	70.1%	221.6%
Net income attributable to redeemable noncontrolling interests	6,770	4,765	4,969	42.1%	(4.1)%
Adjustments
Amortization of stock-based compensation	6,073	4,411	3,286	37.7%	34.2%
Provision for (reversal of) credit losses	(723)	4,299	—	(116.8)%	N/A
Equity in (income) losses of equity method investments (1)	3,951	2,564	—	54.1%	N/A
Unrealized (gains) or losses (2)	7,889	16,820	44,765	(53.1)%	(62.4)%
EAD	$41,653	$43,258	$56,254	(3.7)%	(23.1)%

EAD per Diluted Common Share (3)	$1.78	$1.88	$2.50	(5.3)%	(24.8)%

Adjustments
Amortization of premiums	$36,452	$15,301	$20,840	138.2%	(26.6)%
Accretion of discounts	(27,197)	(13,877)	(13,312)	(96.0)%	4.2%
Depreciation and amortization of real estate investments	5,613	2,465	2,895	127.7%	(14.9)%
Amortization of deferred financing costs	47	(45)	48	(204.4)%	(193.8)%
CAD	$56,568	$47,102	$66,725	20.1%	(29.4)%

CAD per Diluted Common Share (3)	$2.42	$2.05	$2.97	18.0%	(31.0)%

Weighted-average common shares outstanding - basic	17,402	17,199	14,686	1.2%	17.1%
Weighted-average common shares outstanding - diluted	17,402	17,199	22,476	1.2%	(23.5)%
Shares attributable to potential redemption of Series B Preferred	5,947	—	—	N/A	N/A
Adjusted weighted-average common shares outstanding - diluted (3)	23,349	23,001	22,476	1.5%	2.3%
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
(3)Starting in the second quarter of 2024, EAD per diluted common share, CAD per diluted common share and adjusted weighted average common shares outstanding - diluted do not include the dilutive effect of the potential redemption of Series B Preferred Stock for common shares. Prior periods have not been updated to reflect this adjustment because the dilutive effect of potential Series B Preferred redemptions were immaterial to prior periods. In the year ended December 31, 2024, the adjusted weighted average common shares outstanding - diluted for the first quarter does not exclude the dilutive effect of the potential redemption of Series B Preferred Stock for common shares.
Book Value per Share / Unit
The following table calculates our book value per share (in thousands, except per share data):

	December 31, 2024	December 31, 2023
Common stockholders' equity	$295,624	$309,832
Shares of common stock outstanding at period end	17,461	17,232
Book value per share of common stock	$16.93	$17.98
Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	December 31, 2024	December 31, 2023
Common stockholders' equity	$295,624	$309,832
Redeemable noncontrolling interests in the OP	86,164	89,471
Total equity	$381,788	$399,303

Redeemable OP Units at period end	5,038	5,038
Shares of common stock outstanding at period end	17,461	17,232
Combined shares of common stock and redeemable OP Units	22,499	22,270
Combined book value per share / unit	$16.97	$17.93
Our Portfolio
Our portfolio consists of senior loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, preferred stock, multifamily properties, promissory notes, revolving credit facilities and stock warrants with a combined unpaid principal balance of $1.2 billion as of December 31, 2024 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of December 31, 2024 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	Senior Loans
1	Senior Loan	2/11/2020	$8,164		$1,174	Various	Single-family	5.35%	5.27%	3.09
2	Senior Loan	2/11/2020	5,135		638	Various	Single-family	5.24%	5.02%	3.75
3	Senior Loan	2/11/2020	31,793		3,558	Various	Single-family	4.74%	4.69%	0.75
4	Senior Loan	2/11/2020	9,336		1,133	Various	Single-family	6.10%	5.82%	3.75
5	Senior Loan	2/11/2020	35,316		4,090	Various	Single-family	5.55%	5.26%	3.84
6	Senior Loan	2/11/2020	5,496		670	Various	Single-family	5.99%	5.70%	3.92
7	Senior Loan	2/11/2020	8,496		1,102	Various	Single-family	5.88%	5.64%	4.01
8	Senior Loan	2/11/2020	6,359		846	Various	Single-family	5.46%	5.27%	4.17
9	Senior Loan	2/11/2020	10,523		1,347	Various	Single-family	4.72%	4.67%	1.16
10	Senior Loan	1/26/2024	140,283	(5)	139,324	Cambridge, MA	Life Sciences	14.00%	14.10%	2.11
	Total		260,901		153,882			9.99%	9.96%	2.41

	CMBS B-Pieces

1	CMBS B-Piece	2/11/2020		13,319	(6)	3,681	Various	Multifamily	9.25%	9.25%	1.15
2	CMBS B-Piece	2/11/2020		28,581	(6)	7,965	Various	Multifamily	7.00%	7.00%	1.90
3	CMBS B-Piece	7/30/2020		16,310	(6)	4,905	Various	Multifamily	8.02%	8.02%	2.48
4	CMBS B-Piece	4/20/2021		16,900	(6)	5,045	Various	Multifamily	11.10%	11.10%	6.16
5	CMBS B-Piece	6/30/2021		108,303	(6)	27,562	Various	Multifamily	—%	8.84%	2.00
6	CMBS B-Piece	5/2/2022		29,248	(6)	7,869	Various	Multifamily	5.12%	5.48%	13.91
7	CMBS B-Piece	7/28/2022		61,891	(6)	18,281	Various	Multifamily	10.10%	10.10%	4.57
8	CMBS B-Piece	2/22/2024		30,869	(6)	7,817	Various	Multifamily	5.90%	6.74%	4.07
9	CMBS B-Piece	4/24/2024		31,931	(6)	8,785	Various	Multifamily	5.59%	6.44%	4.23
	Total			337,352		91,910			5.27%	8.30%	4.09

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(7)	422	Various	Multifamily	2.02%	16.62%	5.07
2	CMBS I/O Strip	8/6/2020		108,643	(7)	4,302	Various	Multifamily	2.98%	20.73%	5.48
3	CMBS I/O Strip	4/28/2021		63,736	(7)	1,063	Various	Multifamily	1.59%	20.52%	5.07
4	CMBS I/O Strip	5/27/2021		20,000	(7)	952	Various	Multifamily	3.38%	20.56%	5.40
5	CMBS I/O Strip	6/7/2021		4,266	(7)	100	Various	Multifamily	2.31%	27.43%	3.90
6	CMBS I/O Strip	6/11/2021		92,986	(7)	365	Various	Multifamily	0.61%	9.13%	4.40
7	CMBS I/O Strip	6/24/2021		24,418	(7)	526	Various	Multifamily	1.15%	19.71%	5.40
8	CMBS I/O Strip	8/10/2021		25,000	(7)	575	Various	Multifamily	1.89%	20.89%	5.32
9	CMBS I/O Strip	8/11/2021		6,942	(7)	353	Various	Multifamily	3.10%	17.20%	6.57
10	CMBS I/O Strip	8/24/2021		1,625	(7)	57	Various	Multifamily	2.61%	18.42%	6.07
11	CMBS I/O Strip	9/1/2021		34,625	(7)	866	Various	Multifamily	1.92%	19.72%	5.48
12	CMBS I/O Strip	9/11/2021		20,902	(7)	927	Various	Multifamily	2.95%	17.01%	6.74
	Total			420,733		10,508			1.96%	17.64%	5.21

	Mezzanine Loans
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	11.00%	0.50
2	Mezzanine	10/20/2020		5,470		2,229	Wilmington, DE	Multifamily	7.50%	7.36%	4.33
3	Mezzanine	10/20/2020		10,380		4,267	White Marsh, MD	Multifamily	7.42%	7.25%	6.50
4	Mezzanine	10/20/2020		14,253		5,826	Philadelphia, PA	Multifamily	7.59%	7.44%	4.42
5	Mezzanine	10/20/2020		3,700		1,503	Daytona Beach, FL	Multifamily	7.83%	7.69%	3.75
6	Mezzanine	10/20/2020		12,000		4,930	Laurel, MD	Multifamily	7.71%	7.54%	6.25
7	Mezzanine	10/20/2020		3,000		1,233	Temple Hills, MD	Multifamily	7.32%	7.15%	6.59
8	Mezzanine	10/20/2020		1,500		617	Temple Hills, MD	Multifamily	7.22%	7.06%	6.59
9	Mezzanine	10/20/2020		5,540		2,257	Lakewood, NJ	Multifamily	7.33%	7.19%	4.33
10	Mezzanine	10/20/2020		6,829		2,778	North Aurora, IL	Multifamily	7.53%	7.39%	4.01
11	Mezzanine	10/20/2020		3,620		1,488	Rosedale, MD	Multifamily	7.42%	7.25%	6.50
12	Mezzanine	10/20/2020		9,610		3,950	Cockeysville, MD	Multifamily	7.42%	7.25%	6.50
13	Mezzanine	10/20/2020		7,390		3,038	Laurel, MD	Multifamily	7.42%	7.25%	6.50
14	Mezzanine	10/20/2020		2,135		867	Tyler, TX	Multifamily	7.74%	7.60%	3.75
15	Mezzanine	10/20/2020		1,190		485	Las Vegas, NV	Multifamily	7.71%	7.56%	4.17
16	Mezzanine	10/20/2020		3,310		1,349	Atlanta, GA	Multifamily	6.91%	6.78%	4.50
17	Mezzanine	10/20/2020		2,880		1,171	Des Moines, IA	Multifamily	7.89%	7.75%	3.84
18	Mezzanine	10/20/2020		4,010		1,630	Urbandale, IA	Multifamily	7.89%	7.75%	3.84
19	Mezzanine	11/18/2021		12,600		12,523	Irving, TX	Multifamily	15.32%	15.41%	3.92
20	Mezzanine	12/29/2021	(8)	7,760		7,752	Rogers, AR	Multifamily	15.32%	15.33%	0.30
21	Mezzanine	6/9/2022		4,500		4,493	Rogers, AR	Multifamily	15.37%	15.39%	0.44

22	Mezzanine	10/5/2022		4,030	4,005	Kirkland, WA	Multifamily	15.37%	15.47%	3.00
	Total			133,207	75,891			9.41%	9.31%	4.35

	Preferred Equity
1	Preferred Equity	5/29/2020	(9)	12,735	12,735	Houston, TX	Multifamily	11.00%	11.00%	5.33
2	Preferred Equity	9/29/2021		19,011	18,980	Holly Springs, NC	Life Science	10.00%	10.02%	0.75
3	Preferred Equity	12/28/2021		11,377	11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	7.17
4	Preferred Equity	1/14/2022		32,676	32,656	Vacaville, CA	Life Science	10.00%	10.01%	0.75
5	Preferred Equity	4/7/2022		3,903	3,876	Beaumont, TX	Self-Storage	14.32%	14.42%	5.67
6	Preferred Equity	6/8/2022		4,000	3,971	Temple, TX	Self-Storage	13.60%	13.70%	5.67
7	Preferred Equity	7/1/2022		9,000	8,952	Medley, FL	Self-Storage	11.00%	11.06%	2.50
8	Preferred Equity	8/10/2022		8,500	8,479	Plano, TX	Multifamily	14.46%	14.50%	0.69
9	Preferred Equity	9/30/2022		9,000	8,973	Fort Worth, TX	Multifamily	14.37%	14.41%	0.75
10	Preferred Equity	10/19/2022		12,316	12,331	Woodbury, MN	Life Science	10.00%	9.99%	0.75
11	Preferred Equity	2/10/2023		27,595	27,585	Forney, TX	Multifamily	11.00%	11.00%	3.25
12	Preferred Equity	2/24/2023		26,704	26,677	Richmond, VA	Multifamily	11.00%	11.01%	2.22
13	Preferred Equity	4/6/2023		20,188	20,244	Temecula, CA	Life Science	17.50%	17.45%	0.75
14	Preferred Equity	5/16/2023		16,126	16,001	Phoenix, AZ	Single-family	13.50%	13.61%	2.32
15	Preferred Equity	5/17/2023		4,192	4,152	Houston, TX	Life Science	13.00%	13.12%	0.98
16	Preferred Equity	6/28/2024		7,100	7,067	Knoxville, TN	Marina	13.00%	13.06%	3.83
	Total			224,423	224,056			11.92%	11.94%	2.27

	Common Equity
1	Common Stock	11/6/2020		N/A	30,467	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	26,922	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A	—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A	—	Richmond, VA	Multifamily	N/A	N/A	N/A
5	Common Equity	9/8/2023		N/A	—	Atlanta, GA	Multifamily	N/A	N/A	N/A
6	Common Equity	5/8/2024		N/A	—	Kirkland, WA	Multifamily	N/A	N/A	N/A
7	Membership Interest	4/9/2024		N/A	1,504	Various	Multifamily	N/A	N/A	N/A
	Total				58,893

	Preferred Stock
1	Preferred Stock	11/9/2023		N/A	18,949	Various	Life Science	10.50%	N/A	N/A

	Real Estate
1	Real Estate	12/31/2021	(10)	N/A	26,909	Charlotte, NC	Multifamily	N/A	N/A	N/A
2	Real Estate	10/10/2023	(11)	N/A	1,728	Atlanta, GA	Multifamily	N/A	N/A	N/A
	Total				28,637

	Promissory Notes
1	Promissory Note	3/28/2024		500	500	Various	Single-family	12.50%	12.50%	0.24
2	Promissory Note	7/10/2024		3,500	3,500	Various	Single-family	15.00%	15.00%	0.52
	Total			4,000	4,000			14.69%	14.69%	0.49

	Revolving Credit Facility
1	Revolving Credit Facility	12/31/2024		148,600	135,136	Various	Life Science	13.50%	13.50%	3.00

Stock Warrants
1	Stock Warrant	5/23/2024	N/A	27,400	Various	Life Sciences	N/A	N/A	N/A
(1)Our total portfolio represents the current principal amount of the consolidated senior loans, CMBS I/O Strips, mezzanine loans, preferred equity, multifamily properties, promissory notes, revolving credit facilities and stock warrants as well as the net equity of our CMBS B-Piece investments.
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
(5)The Company reclassified this investment from a mezzanine loan to senior loan effective April 1, 2024 because there was and as of December 31, 2024 there is, no senior mortgage on the property collateralized by the loan.
(6)The CMBS B-Pieces are shown on an unconsolidated basis reflecting the value of our investments.
(7)The number shown represents the notional value on which interest is calculated for the CMBS I/O Strips. CMBS I/O Strips receive no principal payments and the notional value decreases as the underlying loans are paid off.
(8)On January 9, 2025, the mezzanine loan term was extended to April 9, 2025.
(9)The Company, through the Subsidiary OPs, invested $0.7 million on March 1, 2024, $0.3 million on June 30, 2024, $0.1 million on September 20, 2024 and approximately $0.1 million on October 28, 2024 in this preferred equity investment.
(10)Real Estate is a 204-unit multifamily property. As of December 31, 2024, the property was 95.6% occupied, with effective rent per occupied unit of $1,801 per month.
(11)Real Estate is a 280-unit multifamily property. As of December 31, 2024, the property was 93.9% occupied with effective rent per occupied unit of $1,637 per month.

The following table details overall statistics for our portfolio as of December 31, 2024 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Equity Investments	Real Estate Investments	Stock Warrant Investments
Number of investments	83	20	53	7	2	1
Principal balance (1)	$1,153,218	$435,382	$717,836	N/A	N/A	N/A
Carrying value	$1,335,263	$433,161	$693,973	$58,893	$121,836	$27,400
Weighted-average cash coupon	7.16%	10.32%	5.24%	N/A	N/A	N/A
Weighted-average all-in yield	9.94%	12.37%	8.42%	N/A	N/A	N/A
(1)Cost is used in lieu of principal balance for CMBS I/O Strips.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, any potential obligations to purchase up to $150 million of the Series E preferred stock of IQHQ, Inc. (described below) and dividend requirements for the twelve-month period following December 31, 2024.
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

	Asset Metrics			Debt Metrics
Investment	Fixed/Floating Rate	Interest Rate	Maturity Date	Fixed/Floating Rate	Interest Rate	Maturity Date	Net Spread
Senior Loans
Senior loan	Fixed	5.35%	2/1/2028	Fixed	3.51%	2/1/2028	1.84%
Senior loan	Fixed	5.24%	10/1/2028	Fixed	2.64%	10/1/2028	2.60%
Senior loan	Fixed	4.74%	10/1/2025	Fixed	2.14%	10/1/2025	2.60%
Senior loan	Fixed	6.10%	10/1/2028	Fixed	3.30%	10/1/2028	2.80%
Senior loan	Fixed	5.55%	11/1/2028	Fixed	2.70%	11/1/2028	2.85%
Senior loan	Fixed	5.99%	12/1/2028	Fixed	3.14%	12/1/2028	2.85%
Senior loan	Fixed	5.88%	1/1/2029	Fixed	3.14%	1/1/2029	2.74%
Senior loan	Fixed	5.46%	3/1/2029	Fixed	2.99%	3/1/2029	2.47%
Senior loan	Fixed	4.72%	3/1/2026	Fixed	2.45%	3/1/2026	2.27%

Mezzanine Loans
Mezzanine	Fixed	7.50%	5/1/2029	Fixed	0.30%	5/1/2029	7.20%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.59%	6/1/2029	Fixed	0.30%	6/1/2029	7.29%
Mezzanine	Fixed	7.83%	10/1/2028	Fixed	0.30%	10/1/2028	7.53%
Mezzanine	Fixed	7.71%	4/1/2031	Fixed	0.30%	4/1/2031	7.41%
Mezzanine	Fixed	7.32%	8/1/2031	Fixed	0.30%	8/1/2031	7.02%
Mezzanine	Fixed	7.22%	8/1/2031	Fixed	0.30%	8/1/2031	6.92%
Mezzanine	Fixed	7.33%	5/1/2029	Fixed	0.30%	5/1/2029	7.03%
Mezzanine	Fixed	7.53%	1/1/2029	Fixed	0.30%	1/1/2029	7.23%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.74%	10/1/2028	Fixed	0.30%	10/1/2028	7.44%
Mezzanine	Fixed	7.71%	3/1/2029	Fixed	0.30%	3/1/2029	7.41%
Mezzanine	Fixed	6.91%	7/1/2029	Fixed	0.30%	7/1/2029	6.61%
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028	7.59%
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028	7.59%
Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:
Freddie Mac Credit Facilities
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of December 31, 2024, the outstanding balance on the Credit Facility was $110.1 million.

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
As discussed in Note 9 to our consolidated financial statements, in connection with our CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $243.5 million under our repurchase agreements and posted approximately $740.0 million par value of our CMBS B-Piece and CMBS I/O Strip as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
The table below provides additional details regarding recent borrowings under the master repurchase agreements (dollars in thousands):

	December 31, 2024
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	243,454	243,454	N/A	(5)	6.49%	0.0	740,022	360,427	350,379	4.7
(1)Weighted-average interest rate using unpaid principal balances.
(2)Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)CMBS are shown at fair value on an unconsolidated basis.
(4)Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces, CMBS I/O Strips, and mortgage backed securities.
(5)The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.
At-The-Market Offering
On March 15, 2022, the Company, the OP and the Manager separately entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with each of Raymond James & Associates, Inc. (“Raymond James”), Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “ATM Program”). The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of December 31, 2024, pursuant to the Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the ATM Program, see Note 11 to our consolidated financial statements.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the Holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B

Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) Selling Commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the offering and (ii) a Dealer Manager Fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of December 31, 2024, the Company has sold 6,697,461 shares of Series B Preferred Stock for total gross proceeds of $163.8 million.
Company Notes Offering
In 2022 and 2023, the Company issued a total of $35.0 million and $15.0 million in aggregate principal amount, respectively, of its 5.75% Notes for proceeds of approximately $35.1 million and $13.6 million, respectively, after original issue discount and underwriting fees.
In 2022, the Company purchased a total of $5.0 million aggregate principal amount of its 5.75% Notes for approximately $4.9 million. The purchased 5.75% notes were cancelled upon settlement.
Other Potential Sources of Financing
We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of December 31, 2024, our cash and cash equivalents were $3.9 million.
Cash Flows
The following table presents selected data from our Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$29,284	$31,556	$65,801
Net cash provided by investing activities	956,537	741,342	950,578
Net cash (used in) financing activities	(995,417)	(776,596)	(1,029,264)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,596)	(3,698)	(12,885)
Cash, cash equivalents and restricted cash, beginning of year	16,649	20,347	33,232
Cash, cash equivalents and restricted cash, end of year	$7,053	$16,649	$20,347
The year ended December 31, 2024 as compared to the year ended December 31, 2023
Cash flows from operating activities. During the year ended December 31, 2024, net cash provided by operating activities was $29.3 million, compared to net cash provided by operating activities of $31.6 million for the year ended December 31, 2023. This decrease primarily relates to the net realized gain on the sale of our consolidated CMBS VIE.
Cash flows from investing activities. During the year ended December 31, 2024, net cash provided by investing activities was $956.5 million, compared to net cash provided by operating activities of $741.3 million for the year ended

December 31, 2023. This increase was primarily due to the proceeds from payments received on mortgage loans held for investment.
Cash flows from financing activities. During the year ended December 31, 2024, net cash used in financing activities was $995.4 million, compared to net cash used in financing activities of $776.6 million for the year ended December 31, 2023. The increase primarily relates to principal repayments on borrowings under secured financing agreements, offset with proceeds from the issuance of Series B Preferred Stock.
The year ended December 31, 2023 as compared to the year ended December 31, 2022
Cash flows from operating activities. During the year ended December 31, 2023, net cash provided by operating activities was $31.6 million compared to net cash provided by operating activities of $65.8 million for the year ended December 31, 2022. This decrease was due to an increase in provision for credit losses and an increase in unrealized gains on investments held at fair value.
Cash flows from investing activities. During the year ended December 31, 2023, net cash provided by investing activities was $741.3 million compared to net cash provided by investing activities of $950.6 million for the year ended December 31, 2022. This decrease was primarily driven by the decrease in proceeds from payments on mortgage loans held in VIEs.
Cash flows from financing activities. During the year ended December 31, 2023, net cash used in financing activities was $776.6 million compared to net cash used in financing activities of $1.0 billion for the year ended December 31, 2022. This decrease was primarily driven by the decrease in distributions to bondholders of VIEs.
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
REIT Tax Election and Income Taxes
We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the year ended December 31, 2024.
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
We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we may recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).
Dividends
We intend to make regular quarterly dividend payments to holders of our common stock. We also intend to make the accrued dividend payments on the Series A Preferred Stock, which are payable quarterly in arrears as provided in the articles supplementary setting forth the terms of the Series A Preferred Stock, and the Series B Preferred Stock, which are payable monthly as provided in the articles supplementary setting forth the terms of the Series B Preferred Stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income, which is not used to pay dividends on the Series A Preferred Stock and Series B Preferred Stock, to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.
We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. On August 19, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which was paid on October 7, 2024, to stockholders of record as of September 25, 2024. On September 9, 2024, our Board declared a Series A Preferred Stock dividend of $0.53125 per share, which was paid on October 25, 2024, to stockholders of record as of October 15, 2024. On September 18, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which was paid on November 5, 2024, to stockholders of record as of October 25, 2024. On October 16, 2024 our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which was paid on December 5, 2024 to stockholders of record as of November 25, 2024. Our Board declared the fourth quarterly dividend to common stockholders of $0.50 per share on October 28, 2024, which was paid on December 31, 2024, to common stockholders of record as of December 13, 2024. On November 21, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which was paid on January 6, 2025 to stockholders of record as of December 24, 2024. On December 12, 2024, our Board declared a Series A Preferred Stock dividend to Series A Preferred stockholders of $0.53125 per share, which was paid on January 25, 2025, to Series A Preferred stockholders of record as of January 12, 2025. On December 23, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which was paid on February 5, 2025, to Series B Preferred stockholders of record as of January 24, 2025.
Off-Balance Sheet Arrangements
As of December 31, 2024, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through NREF OP IV REIT Sub, LLC ("REIT Sub"), together with NexPoint Diversified Real Estate Trust ("NXDT"), an entity that is advised by an affiliate of the Manager, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement (the "NSP Sponsor Guaranty Agreement") in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of December 31, 2024. As of December 31, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $11.9 million and the Company and NXDT are jointly and severally liable for 85.9% of the guaranteed amount equal to $10.2 million.
Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
The Company provides certain guarantees in connection with the NSP Sponsor Guaranty Agreement. See Off Balance Sheet Arrangements above for further details.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which 7.9 million was unfunded as of December 31, 2024. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of December 31, 2024. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20.0% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which has been fully funded as of December 31, 2024. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of December 31, 2024.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of December 31, 2024. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of December 31, 2024.
SFR OP issued a note (the “SFR OP Note II”) to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and matures on July 10, 2025. The Company funded $0.5 million, $2.0 million and $1.0 million on October 31, 2024, November 7, 2024 and November 30, 2024, respectively. The Company's maximum commitment under the loan is $5.0 million, of which $1.5 million was unfunded as of December 31, 2024.
On January 26, 2024, the Company, through one of its subsidiaries (“OP IV”), along with The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into a Mezzanine Loan and Security Agreement (the "Alewife Loan") whereby it made a loan in the maximum principal amount of up to $218.0 million to IQHQ-Alewife Holdings, LLC ("Alewife Holdings"), which is solely owned by IQHQ, L.P. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, Inc., who is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P. The loan is secured by a first mortgage with a first lien position and other security interests.
On May 10, 2024, OP IV, NexPoint Diversified Real Estate Trust Operating Partnership, L.P. ("NXDT OP"), the operating partnership of NXDT, and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to 9% of the Alewife Loan to NXDT OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned $7.5 million interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund to up to 10.32% of the Alewife Loan. In addition, under the Assignment Agreement, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, NXDT OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by NXDT OP and OSL, respectively. OP IV is required to fund any amounts not funded by OSL and NXDT OP. At any time that NXDT OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, NXDT OP and OSL have the option upon notice to OP IV to pay to OP IV any amount of such unfunded amount. Upon such payment, NXDT OP or OSL would become entitled to all interest and fees accrued on the amount paid to OP IV on and after the date of such payment. The Company's expected maximum commitment under the Alewife Loan is $203.0 million, of which $62.7 million was unfunded as of December 31, 2024.
On May 23, 2024, NexPoint Bridge Investor I, LLC ("Bridge Investor I"), an entity owned by an affiliate of the Manager, entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement (“Bridge Purchase Agreement”) whereby IQHQ, L.P. issued and sold to Bridge Investor I a Secured Convertible Promissory Note (“IQHQ Promissory Note”) with a purchase commitment of $150.0 million. The IQHQ Promissory Note bore interest at 16.5%, which was payable in kind, and matured on May 23, 2025. The IQHQ Promissory Note would automatically convert into Series E preferred stock of IQHQ, Inc. upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Bridge Purchase Agreement, IQHQ Holdings, L.P. (“IQHQ Holdings”) also issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Bridge Warrant”). The IQHQ Bridge Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Bridge Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation.
In connection with the Bridge Purchase Agreement, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Manager or that may be deemed an affiliate of the Manager through common beneficial ownership (the “IQHQ Participating Purchasers”), entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers had a right to fund up to specified amounts of the IQHQ Promissory Note and the IQHQ Bridge Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser had the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser and NXDT OP had the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, was required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement. On December 2, 2024, the IQHQ Promissory Note was fully funded. The Company funded $148.6 million and the IQHQ Participating Purchasers funded $1.4 million.
On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock Total Income+ Real Estate Fund (“Bluerock”) entered into a Revolving Credit Agreement (the “IQHQ Revolving Loan”) whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150 million of the principal amount of the IQHQ Promissory Note and the full $150 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, payable in kind. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on December 31, 2027, the maturity date of the IQHQ Revolving Loan. The Company holds 49.533% of the revolving commitment under the IQHQ Revolving Loan.
In connection with the IQHQ Revolving Loan, on December 31, 2024, Bridge Investor I entered into a Subscription Agreement (“IQHQ Subscription Agreement”) whereby Bridge Investor I committed to purchase $160.1 million of Series E preferred stock of IQHQ, Inc. Pursuant to the IQHQ Subscription Agreement, the full $10.1 million of the interest accrued on the IQHQ Promissory Note was substituted and exchanged for a deemed funding of $10.1 million under the

IQHQ Subscription Agreement. In connection with the IQHQ Subscription Agreement, on December 31, 2024, Bridge Investor I also entered into a Warrant Purchase Agreement (the “IQHQ Warrant Purchase Agreement”) whereby IQHQ Holdings issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Series E Warrant”). The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Series E Warrant is exercisable, in whole or in part, at any time, for ten years unless there is an earlier change of control, initial public offering or liquidation.
In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the Company, through certain subsidiaries, along with the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the Series E preferred stock of IQHQ, Inc. commitment and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, NXDT OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, would be required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay the Company or NXDT OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to the Company or NXDT OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement.
IQHQ Holdings is the sole common stockholder of IQHQ, Inc. and the IQHQ Participating Purchasers own common equity in IQHQ Holdings and/or IQHQ, L.P. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, Inc., which is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.
The loan participation was considered a transfer of the IQHQ Promissory Note and the IQHQ Bridge Warrant and is considered a transfer of the Series E preferred stock of IQHQ, Inc. and the IQHQ Series E Warrant qualified as a sale under ASC 860, Transfers and Servicing, as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. The IQHQ Promissory Note was classified as Loans, held-for-investment, net, the Series E preferred stock of IQHQ, Inc. is classified as preferred stock and the IQHQ Bridge Warrant is classified as Stock warrant investments. The IQHQ Bridge Warrant is accounted for as investments in equity securities under ASC 321, Investments – Equity Securities, and the Company elected to use the measurement alternative to measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.
As of December 31, 2024, the Company's expected maximum commitment under the IQHQ Subscription Agreement is $150.0 million.
The table below shows the Company's unfunded commitments by investment type as of December 31, 2024 and December 31, 2023 (in thousands):

Investment Type	December 31, 2024	December 31, 2023
	Unfunded Commitments	Unfunded Commitments
Loans	$64,217	$—
Preferred Equity	7,874	34,966
Common Equity	2,536	6,600
Preferred Stock	150,000	—
	$224,627	$41,566
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
We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The cumulative effect of adoption of ASU 2016-13 for the year ended December 31, 2023 was a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2024 was $2.1 million. The reversal of credit losses for the year ended December 31, 2024 is included in other income on the accompanying Consolidated Statements of Operations, resulting in a December 31, 2024 ending allowance for credit loss of $1.4 million.
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
Valuation of Common and Preferred Equity
As of December 31, 2024, the Company owns approximately 25.7% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the year ended December 31, 2024, the unrealized loss related to the change in fair value estimate is $2.7 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.
As of December 31, 2024, the Company owns approximately 6.3% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the year ended December 31, 2024, the unrealized loss related to the change in fair value estimate is $1.5 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.
As of December 31, 2024, the Company owns approximately 98.0% of the total outstanding common equity of each of Resmark Forney Gateway Holdings, LLC ("RFGH") and Resmark The Brook, LLC ("RTB"). The Company holds RFGH and RTB based on the Company's proportionate share of income (losses) for the year ended December 31, 2024.

See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments RFGH and RTB.
As of December 31, 2024, the Company owns 9.5% of the total outstanding shares of the Series D-1 preferred stock in IQHQ, Inc. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ, Inc.
Considerations Related to Tightening Monetary Policy
The macroeconomic environment remains challenging as central banks have held interest rates high to combat inflation. The high rate environment and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

10.10†	Form of Restricted Stock Units Agreement (Officers) (prior to 2024) (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed by the Company on February 25, 2021)

10.11†*	Form of Restricted Stock Units Agreement (2024) (Directors)

10.12†	Form of Restricted Stock Units Agreement (2024) (Officers) (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K, filed by the Company on March 22, 2024)

10.13†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-11, filed by the Company on January 27, 2020)

10.14
Registration Rights Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.15
Amended and Restated Limited Liability Company Agreement of NexPoint Buffalo Pointe Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020)

10.16
Amended and Restated Sponsor Guaranty Agreement, dated December 8, 2022, by NREF OP IV REIT Sub, LLC, NexPoint Diversified Real Estate Trust, Highland Income Fund, NexPoint Real Estate Strategies Fund, and NexPoint Storage Partners, Inc., in favor of Extra Space Storage, LP. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K, filed by the Company on March 31, 2023)

10.17
Separation Agreement, dated as of November 9, 2023, by and among NexPoint Advisors, L.P., NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., NexPoint Real Estate Advisors V, L.P. and Matthew Goetz (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on November 13, 2023)

10.18
Dealer Manager Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Securities, Inc., dated November 2, 2023 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Company on November 2, 2023)

10.19
Promissory Note, dated as of March 28, 2024, by and between NexPoint SFR Operating Partnership, L.P. and NexPoint Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on May 14, 2024)

10.20
Promissory Note, dated as of April 19, 2024, by and between NexPoint Diversified Real Estate Trust Operating Partnership, L.P. and NREF OP IV, L.P. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on August 8, 2024)

10.21
Loan Agreement, dated as of April 29, 2024, by and between NexBank and NexPoint Real Estate Finance Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 8, 2024)

10.22
Separation Agreement, dated as of November 11, 2024, by and among NexPoint Advisors, L.P., NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., NexPoint Real Estate Advisors V, L.P., NexPoint Homes Trust, Inc., NexPoint Real Estate Advisors XI, L.P., NexPoint Storage Partners, Inc., NexPoint Hospitality Trust and Brian Mitts (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 14, 2024)

10.23*
Assignment and Assumption and Co-Lender Agreement, dated as of May 10, 2024, by and among NREF OP IV, L.P., NexPoint Diversified Real Estate Trust Operating Partnership, L.P. and The Ohio State Life Insurance Company

10.24*	Assignment and Assumption and Co-Lender Agreement, effective as of January 2, 2025, by and between NREF OP IV, L.P. and The Ohio State Life Insurance Company

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Company on March 22, 2024)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 7, 2023).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
†Management contract, compensatory plan or arrangement
+ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT REAL ESTATE FINANCE, INC.

March 27, 2025	/s/ Jim Dondero
Jim Dondero
President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President (Principal Executive Officer)	March 27, 2025
Jim Dondero

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2025
Paul Richards

/s/ Brian Mitts	Director	March 27, 2025
Brian Mitts

/s/ Edward Constantino	Director	March 27, 2025
Edward Constantino

/s/ Dr. Arthur Laffer	Director	March 27, 2025
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	March 27, 2025
Scott Kavanaugh

/s/ Catherine Wood	Director	March 27, 2025
Catherine Wood

/s/ Dr. Carol Swain	Director	March 27, 2025
Carol Swain

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
NexPoint Real Estate Finance, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NexPoint Real Estate Finance, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Dallas, Texas
March 27, 2025

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$3,877	$13,824
Restricted cash	3,176	2,825
Real estate investments, net	121,836	126,551
Loans, held-for-investment, net ($28,036 and $22,989 with related parties, respectively) (1)	497,544	328,460
Common stock investments, at fair value ($30,467 and $33,129 with related parties, respectively)	57,389	61,529
Equity method investments ($1,504 and $0 with related parties, respectively)	1,504	—
Mortgage loans, held-for-investment, net (2)	263,395	676,420
Preferred stock investments, at fair value	18,949	14,776
Accrued interest and dividends	41,208	22,033
Mortgage loans held in variable interest entities, at fair value	4,343,359	5,677,763
CMBS structured pass-through certificates, at fair value	34,979	41,212
MSCR Notes, at fair value	—	10,378
Mortgage backed securities, at fair value	—	38,270
Stock warrant investments	27,400	—
Accounts receivable and other assets	1,457	4,312
TOTAL ASSETS	$5,416,073	$7,018,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net ($9,869 and $0 with related parties, respectively)	$235,769	$649,558
Master repurchase agreements	243,454	303,514
Unsecured notes, net ($6,500 and $6,500 with related parties, respectively)	221,001	219,483
Mortgages payable, net	95,464	95,657
Accounts payable and other accrued liabilities	9,458	6,428
Accrued interest payable	10,020	8,209
Bonds payable held in variable interest entities, at fair value	4,029,214	5,289,997
Total Liabilities	4,844,380	6,572,846

Redeemable Series B Preferred stock, $0.01 par value: 16,000,000 shares authorized; 6,695,715 and 427,218 shares issued and outstanding, respectively	149,045	8,599
Redeemable noncontrolling interests in the OP	86,164	89,471

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	3,255	—
Noncontrolling interest in subsidiary	95	95
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 2,000,000 shares issued and 1,645,000 and 1,645,000 shares outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,461,129 and 17,518,900 shares issued and 17,461,129 and 17,231,913 shares outstanding, respectively	174	172
Additional paid-in capital	387,892	395,737
Retained earnings (accumulated deficit)	(54,948)	(35,821)
Series A Preferred stock held in treasury at cost; 0 shares and 355,000, respectively	—	(8,567)
Common stock held in treasury at cost; 0 shares and 286,987 shares, respectively	—	(4,195)
Total Stockholders' Equity	336,484	347,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,416,073	$7,018,353
(1) Includes credit allowance of $0.8 million and $1.8 million in 2024 and 2023, respectively
(2) Includes credit allowance of $0.6 million and $0.3 million in 2024 and 2023, respectively
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Net interest income
Interest income (1)	$72,507	$68,358	$77,988
Interest expense	(44,371)	(51,560)	(40,255)
Total net interest income	28,136	16,798	37,733
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	36,669	38,213	10,239
Change in unrealized gain (loss) on CMBS structured pass-through certificates	1,925	1,533	(12,664)
Change in unrealized gain (loss) on common stock investments	(4,140)	(16,736)	(5,196)
Change in unrealized gain (loss) on preferred stock investments	667	266	—
Change in unrealized gain (loss) on MSCR Notes	(13)	65	(53)
Change in unrealized gain (loss) on mortgage backed securities	763	467	(1,230)
Reversal of (provision for) credit losses	723	(4,299)	(169)
Dividend income	2,009	193	—
Other income	748	1,520	399
Realized gain	691	—	(1,084)
Loss on extinguishment of debt	(488)	—	17
Gain on deconsolidation of variable interest entity	—	1,490	—
Equity in income (losses) of equity method investments	(3,951)	(2,564)	—
Revenues from consolidated real estate owned	8,864	5,144	12,402
Total other income (loss)	44,467	25,292	2,661
Operating expenses
General and administrative expenses	12,812	9,204	7,243
Loan servicing fees	1,585	4,187	4,388
Management fees	3,867	3,281	3,151
Expenses from consolidated real estate owned	18,377	6,678	11,398
Total operating expenses	36,641	23,350	26,180
Net income	35,962	18,740	14,214
Net (income) loss attributable to Series A preferred stockholders	(3,496)	(3,496)	(3,512)
Net (income) loss attributable to Series B preferred stockholders	(8,003)	(80)	—
Net (income) loss attributable to redeemable noncontrolling interests	(6,770)	(4,765)	(4,969)
Net (income) loss attributable to redeemable noncontrolling interests in subsidiaries	—	—	(2,499)
Net income attributable to common stockholders	$17,693	$10,399	$3,234

Weighted-average common shares outstanding - basic (2)	17,402	17,199	14,686
Weighted-average common shares outstanding - diluted	17,402	17,199	14,686

Earnings (loss) per share outstanding - basic	$1.02	$0.60	$0.22
Earnings (loss) per share outstanding - diluted	$1.02	$0.60	$0.22

Dividends declared per common share	$2.0000	$2.7400	$2.0000
(1)Includes $25.0 million related to accelerated amortization of the premium associated with the prepayment on a senior loan in the first quarter of 2024.

(2)Diluted EPS calculations were higher than basic EPS and thus anti-dilutive for the years ended December 31, 2024, 2023, and 2022, respectively. As such, the Company is presenting diluted EPS as equal to basic EPS for the years ended December 31, 2024, 2023, and 2022, respectively.
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Series A Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2021	1,645,000	$16	9,163,934	$92	$222,300	$28,367	$(4,195)	$(8,567)	$7,175	$95	$245,283
Vesting of stock-based compensation	—	—	114,678	1	2,789	—	—	—	—	—	2,790
Proceeds from DST syndication fundraising	—	—	—	—	—	—	—	—	—	64,434	64,434
Issuance of common stock through at-the-market offering, net	—	—	531,728	5	11,494	—	—	—	—	—	11,499
Conversion of redeemable noncontrolling interests in the OP	—	—	7,269,603	73	155,541	—	—	—	—	—	155,614
Noncontrolling interest in CMBS VIEs	—	—	—	—	—	—	—	—	(7,175)	—	(7,175)
Adjustment to retained earning on consolidation of real estate	—	—	—	—	—	1,174	—	—	—	—	1,174
Net income attributable NCI in subsidiaries	—	—	—	—	—	2,499	—	—	—	—	2,499
Net income attributable to preferred stockholders	—	—	—	—	—	3,512	—	—	—	—	3,512
Net income attributable to common stockholders	—	—	—	—	—	3,234	—	—	—	—	3,234
Series A Preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,512)	—	—	—	—	(3,512)
Common stock dividends declared ($2.0000 per share)	—	—	—	—	—	(30,839)	—	—	—	—	(30,839)
Balances, December 31, 2022	1,645,000	$16	17,079,943	$171	$392,124	$4,435	$(4,195)	$(8,567)	$—	$64,529	$448,513
Vesting of stock-based compensation	—	—	151,970	1	3,613	—	—	—	—	—	3,614
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	—	—	—	—	—	—	—	—	—	(64,434)	(64,434)
Cumulative effect of adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	(1,624)	—	—	—	—	(1,624)
Net income attributable to Series A preferred stockholders	—	—	—	—	—	3,496	—	—	—	—	3,496
Net income attributable to common stockholders	—	—	—	—	—	10,399	—	—	—	—	10,399
Series A preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,496)	—	—	—	—	(3,496)
Common stock dividends declared ($2.7400 per share)	—	—	—	—	—	(49,031)	—	—	—	—	(49,031)
Balances, December 31, 2023	1,645,000	$16	17,231,913	$172	$395,737	$(35,821)	$(4,195)	$(8,567)	$—	$95	$347,437
Vesting of stock-based compensation	—	—	229,216	2	4,917	—	—	—	—	—	4,919
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	3,255	—	3,255
Cancellation of common stock held in treasury	—	—	—	—	(12,762)	—	4,195	8,567	—	—	—
Net income attributable to Series A preferred stockholders	—	—	—	—	—	3,496	—	—	—	—	3,496
Net income attributable to common stockholders	—	—	—	—	—	17,693	—	—	—	—	17,693
Series A preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,496)	—	—	—	—	(3,496)
Common stock dividends declared ($2.0000 per share)	—	—	—	—	—	(36,820)	—	—	—	—	(36,820)
Balances, December 31, 2024	1,645,000	16	17,461,129	174	387,892	(54,948)	—	—	3,255	95	$336,484
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$35,962	$18,740	$14,214
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	36,452	15,301	20,840
Accretion of discounts	(27,197)	(13,877)	(13,312)
Depreciation and amortization of real estate investment	5,613	2,465	2,895
Amortization of deferred financing costs	47	(45)	48
Change in fair value on interest rate caps included in other assets	(2,479)	(1,675)	—
Net cash received (paid) on interest rate caps	605	(440)	—
Provision for (reversal of) credit losses	(723)	4,299	169
Net change in unrealized (gain) loss on investments held at fair value	7,889	16,820	44,765
Net realized (gain) loss	(11,230)	—	1,084
Equity in (income) losses of unconsolidated equity method ventures	3,951	2,564	—
Gain on deconsolidation of variable interest entity	—	(1,490)	—
Stock-based compensation expense	6,073	4,411	3,286
Payment in kind income	(14,486)	(8,990)	(715)
Loss (gain) on extinguishment of debt	488	—	(17)
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(19,184)	(4,319)	(10,247)
Accounts receivable and other assets	4,636	(354)	(433)
Accrued interest payable	1,811	338	2,914
Accounts payable, accrued expenses and other liabilities	1,056	(2,192)	310
Net cash provided by operating activities	29,284	31,556	65,801

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	625,063	717,966	1,223,322
Proceeds from payments received on mortgage loans held for investment	555,485	97,259	178,990
Proceeds from payments received on bridge loan	—	—	13,500
Proceeds from payments received on mortgage backed securities	82,977	546	518
Originations of bridge loan	—	—	(13,434)
Originations of mortgage loans, held-for-investment, net	(138,993)	—	(110,502)
Originations of loans, held-for-investment, net	(167,987)	(92,701)	—
Purchases of preferred stock	(3,506)	(14,510)	—
Purchases of equity method investments	(10,892)	(2,564)
Distributions of equity method investments	5,437	—	—
Purchases of stock warrant investments	(27,400)	—	(4,542)
Purchases of CMBS securitizations held in variable interest entities, at fair value	(53,576)	—	(115,276)
Sales of CMBS securitizations held in variable interest entities, at fair value	124,167	44,783
Sale of CMBS structured pass-through certificates, at fair value	—	—	6,962
Purchases of MSCR notes, at fair value	—	—	(10,365)
Purchases of mortgage backed securities, at fair value	(44,396)	(5,733)	(33,926)
Sale of MSCR notes, at fair value	11,060	—	—
Increase in cash in connection with VIE consolidation	—	1,814	—
Decrease in cash in connection with VIE deconsolidation	—	(4,992)	—
Acquisitions of real estate investments	—	—	(184,552)
Additions to real estate investments	(902)	(526)	(117)
Net cash provided by investing activities	956,537	741,342	950,578

Cash flows from financing activities
Borrowings under secured financing agreements	120,012	—	—
Principal repayments on borrowings under secured financing agreements	(534,189)	(38,327)	(98,341)
Distributions to bondholders of variable interest entities	(603,711)	(668,898)	(1,131,916)
Borrowings under master repurchase agreements	101,194	55,239	130,629
Principal repayments on borrowings under master repurchase agreements	(161,254)	(82,745)	(85,933)
Proceeds received on borrowings under secured financing agreements	—	—	89,634
Proceeds received from unsecured notes offering	—	13,557	40,674
Proceeds received from unsecured promissory note	6,500	—	—
Principal repayment on unsecured promissory note	(6,500)	—	—
Repurchase of unsecured notes	—	—	(4,829)
Borrowings under bridge facility	19,900	—	55,000
Bridge facility repayments	(20,000)	—	(55,000)
Proceeds from the issuance of common stock through public offering, net of offering costs	—	—	11,499
Proceeds from the issuance of common stock	—	—	156,491
Redemption of redeemable noncontrolling interests in the OP	—	—	(156,491)
Proceeds from the issuance of Series B preferred stock through public offering, net of offering costs	140,446	8,599	—
Proceeds received from mortgages payable	—	416
Principal repayments on mortgages payable	(240)	(22)	—
Payments for taxes related to net share settlement of stock-based compensation	(1,154)	(797)	(495)
Dividends paid to common stockholders	(34,845)	(47,950)	(29,652)
Dividends paid to Series A preferred stockholders	(3,496)	(3,496)	(3,512)
Dividends paid to Series B preferred stockholders	(8,003)	(80)	—
Distributions to redeemable noncontrolling interests in the OP	(10,077)	(12,092)	(14,277)
Contributions from noncontrolling interests	—	—	67,255
Net cash used in financing activities	(995,417)	(776,596)	(1,029,264)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,596)	(3,698)	(12,885)
Cash, cash equivalents and restricted cash, beginning of year	16,649	20,347	33,232
Cash, cash equivalents and restricted cash, end of year	$7,053	$16,649	$20,347

Supplemental Disclosure of Cash Flow Information
Interest paid	42,560	51,337	35,416
Supplemental Disclosure of Noncash Investing and Financing Activities	—	—
Adjustment to loans, held for investment, net on deconsolidation of real estate	—	36,022	—
Adjustment to real estate investments, net on deconsolidation of real estate	—	(185,732)	—
Adjustment to accrued interest and dividends on deconsolidation of real estate	—	2,049	—
Adjustment to accounts receivable and other assets on deconsolidation of real estate	—	(799)	—
Adjustment to mortgages payable, net on deconsolidation of real estate	—	89,012	—
Adjustment to accounts payable and accrued liabilities on deconsolidation of real estate	—	705	—
Adjustment to accrued interest payable on deconsolidation of real estate	—	1,087	—
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	—	64,434	—
Adjustment to retained earnings on deconsolidation of real estate	—	1,490	—
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	—	(297)	—
Increase in dividends payable upon vesting of restricted stock units	1,975	1,081	1,187
Consolidation of mortgage loans and bonds payable held in variable interest entities	1,276,923	—	1,244,826
Consolidation of noncontrolling interest in CMBS variable interest entities	3,255	—	—
Deconsolidation of mortgage loans and bonds payable held in variable interest entities	(2,327,220)	(448,396)	—
Conversion of convertible notes to common stock	—	—	25,000
Adjustment to loans, held for investment, net on consolidation of real estate	—	(9,685)	—
Adjustment to real estate investments, net on consolidation of real estate	—	69,000	—
Adjustment to accounts receivable and other assets on consolidation of real estate	—	445	—
Adjustment to mortgages payable, net on consolidation of real estate	—	(63,084)	—
Adjustment to accrued interest payable on consolidation of real estate	—	(972)	—
Adjustment to accounts payable and accrued liabilities on consolidation of real estate	—	(2,436)	—
Conversion of paid-in-kind interest into Series E Preferred Stock	10,013	—	—
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage real estate investment trust (a "REIT") incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage and life science sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2024, the Company holds approximately 83.82% of the common limited partnership units in the OP (“OP Units”) which represents 100.00% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).
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
The Company is externally managed by NexPoint Real Estate Advisors VII, L.P. (the “Manager”) through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, that renewed on February 6, 2025 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.
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

2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Other than described below pertaining to the adoption of the new accounting pronouncement, there have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2024.
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
Principles of Consolidation
The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2024, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
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
CMBS Trusts
The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of, those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impact the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the nine CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche of seven of the securities and 93.9% and 95.0%, respectively, of the most subordinate tranche of two of the securities issued by the trusts. The subordinate tranche includes the controlling class, and has the ability to remove and replace the special servicer. The portion of the controlling class not owned by the Company is classified as noncontrolling interest in CMBS variable interest entities.
On the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.
Investment in Subsidiaries
The Company conducts its operations through the OP, which directly or through a subsidiary, acts as the general partner of the Subsidiary OPs. The Subsidiary OPs own investments through limited liability companies that are SPEs which own investments directly. The OP is the sole member of the Mezz LLC, which owns investments directly. The OP has three classes of OP Units: Class A, Class B and Class C. Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units and Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP Unit otherwise represents substantially the same economic interest in the OP. The Company is the majority limited partner of the OP in terms of economic interests, holding approximately 83.82% of the OP Units in the OP as of December 31, 2024 which represent 100.00% of the Class A OP Units, and the OP GP must generally receive approval of the Board to take any actions. As such, the Company consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest, as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities. As of December 31, 2024, there are no outstanding redeemable noncontrolling interests issued by the Subsidiary OPs.
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
Operating Real Estate Investments
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

We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2024, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed. The Company has determined that economic forecasts used in our CECL model can be reasonable and supportable over four quarters as it provides enough time to account for the expected changes of the economic conditions and the performance of the underlying assets. Beyond the Company’s reasonable and supportable forecast period, the Company immediately reverts to historical loss information. The Company considers an immediate reversion period appropriate in the CECL model because it provides a suitable balance between the stability of historical data and the flexibility to account for changing market conditions. The cumulative effect of adoption of ASU 2016-13 as of January 1, 2023 was a $1.6 million reduction in retained earnings. In 2023, charge offs related to the Alexander at the District consolidation were $5.8 million. The beginning allowance for credit loss as of January 1, 2024 was $2.1 million. The reversal of credit losses of $0.7 million for the year ended December 31, 2024 is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $1.4 million as of December 31, 2024.
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

Senior Loans, Preferred Equity Investments, Mezzanine Loans, Revolving Credit Facilities and Convertible Notes - Senior loans, which include the SFR Loans, preferred equity, mezzanine loans, revolving credit facilities and convertible debt investments are categorized as Level 3 assets in the fair value hierarchy. Senior loans, which include the SFR Loans, preferred equity, mezzanine loans, revolving credit facilities and convertible debt investments are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows. The valuation is done for disclosure purposes only as these investments are not carried at fair value on the consolidated balance sheet.

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
Income Taxes
The Company has elected to be taxed as a REIT. As a result of the Company’s REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of December 31, 2024, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

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
The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024.
Segment Reporting
We adopted ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the GAAP disclosure requirements for interim periods. The ASU 2023-07 also explicitly requires public entities with a single reportable segment to provide all segment disclosures under GAAP. The Company identifies and discloses its reporting segment(s) in accordance with ASC 280, Segment Reporting. In applying this guidance, the Company first identifies its operating segment(s) from the component(s) where: (1) it engages in business activities from which it may recognize revenue and incur expenses, (2) its operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (3) its discrete financial information is available. Reportable segments are generally those operating segments that meet certain quantitative thresholds. The Company has determined it has one reportable segment: NREF.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and should be applied prospectively, with the option to apply retrospectively. The Company is currently evaluating the impact of adopting the amendments on its disclosures.
3. Loans Held for Investment, Net
The Company’s investments in mortgage loans, mezzanine loans, preferred equity, promissory notes and revolving credit facilities are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-

for-investment, net” and the mezzanine loans, preferred equity, promissory notes and revolving credit facilities are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of December 31, 2024 and December 31, 2023, respectively (dollars in thousands):

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2024
Mortgage loans, held-for-investment	$260,901	$263,395	10	46.23%	9.99%	2.41
Mezzanine loans, held-for-investment	133,207	134,870	22	78.31%	9.41%	4.35
Preferred equity, held-for-investment	224,423	223,653	16	42.43%	11.92%	2.27
Promissory notes, held-for-investment	4,000	3,992	2	100.00%	14.69%	0.49
Revolving credit facility, held-for-investment	148,600	135,029	1	100.00%	13.50%	3.00
	$771,131	$760,939	51	61.31%	11.15%	2.81

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2023
Mortgage loans, held-for-investment	$645,277	$676,420	11	100.00%	4.79%	4.49
Mezzanine loans, held-for-investment	133,207	135,069	22	78.31%	9.61%	5.36
Preferred equity, held-for-investment	195,392	193,391	15	39.12%	12.20%	2.22
	$973,876	$1,004,880	48	84.82%	6.94%	4.15
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

For the years ended December 31, 2024 and 2023, the loans held for investment, net and preferred equity portfolio activity was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Balances, January 1,	$1,004,880	$982,678
Recognition of retained preferred equity investment upon deconsolidation of real estate (Note 14)	—	36,022
Cumulative effect of adoption of ASU 2016-13 (See Note 2)	—	(1,624)
Originations	306,980	92,701
Proceeds from principal repayments	(555,485)	(97,259)
Decrease in loans, held for investment, net on consolidation of real estate	—	(9,685)
PIK distribution reinvested in Preferred Units	14,486	8,990
Amortization of loan premium, net (1)	(10,645)	(7,146)
(Provision for) reversal of credit losses	723	(4,299)
Reversal of specific reserve of credit losses	—	4,502
Balance as of December 31,	$760,939	$1,004,880
(1)Includes net amortization of loan purchase premiums.
As of December 31, 2024, and 2023, there were $8.8 million and $33.1 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.
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

Risk Rating	December 31, 2024
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	49	739,960	97.24%
4	2	20,979	2.76%
5	—	—	—%
	51	$760,939	100.00%

Risk Rating	December 31, 2023
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	46	992,751	98.79%
4	2	12,129	1.21%
5	—	—	—
	48	$1,004,880	100.00%
Our loan portfolio had a weighted-average risk rating of 3.0 as of December 31, 2024, and 3.0 as of December 31, 2023.

The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of December 31, 2024 and 2023 (dollars in thousands):

December 31, 2024
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2024	2023	2022	2021	2020	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	49	750,031	284,958	94,446	74,658	38,067	19,812	228,019	739,960
4	2	21,100	—	—	8,479	12,500	—	—	20,979
5	—	—	—	—	—	—	—	—	—
	51	$771,131	$284,958	$94,446	$83,137	$50,567	$19,812	$228,019	$760,939

December 31, 2023
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2023	2022	2021	2020	2019	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	46	961,756	82,879	69,958	40,981	19,158	759,828	19,947	992,751
4	2	12,120	—	12,129	—	—	—	—	12,129
5	—	—	—	—	—	—	—	—	—
	48	$973,876	$82,879	$82,087	$40,981	$19,158	$759,828	$19,947	$1,004,880
(1)Represents the date a loan was originated or acquired.
The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	December 31, 2024	December 31, 2023
Massachusetts	22.68%	*
Texas	16.39%	13.87%
Georgia	8.68%	30.50%
Maryland	8.61%	5.47%
California	8.55%	4.92%
Virginia	5.15%	*
Florida	5.15%	18.40%
Minnesota	*	7.31%
Other (21 and 23 states each at <4%)	24.79%	19.53%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	December 31, 2024	December 31, 2023
Life Science	34.98%	6.33%
Multifamily	34.57%	21.99%
Single Family Rental	26.57%	69.93%
Self-Storage	2.73%	1.75%
Marina	1.15%	—%
	100.00%	100.00%
4. CMBS Trusts
As of December 31, 2024, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.
The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	December 31, 2024	December 31, 2023
Mortgage loans held in variable interest entities, at fair value	$4,343,359	$5,677,763
Accrued interest receivable	3,877	3,902

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(4,029,214)	(5,289,997)
Accrued interest payable	(3,212)	(3,220)
The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net interest earned	$33,327	$27,035	$35,523
Realized gain	10,548	13,592	344
Unrealized loss	(7,206)	(2,414)	(25,627)
Change in net assets related to consolidated CMBS variable interest entities	$36,669	$38,213	$10,240

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	December 31, 2024	December 31, 2023
Texas	16.54%	15.85%
Colorado	10.99%	7.74%
California	9.26%	8.69%
Washington	9.24%	7.75%
Florida	7.65%	14.07%
Georgia	5.16%	4.00%
New York	4.87%	*
North Carolina	4.74%	4.17%
Arizona	3.15%	4.05%
New Jersey	*	4.02%
Other (33 and 32 states each at <4%)	28.40%	29.66%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	December 31, 2024	December 31, 2023
Multifamily	99.57%	97.45%
Manufactured Housing	0.43%	2.55%
	100.00%	100.00%
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
The investment in NSP is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. The Company's valuation policy for common stock is to use readily available market prices on the relevant valuation date to the extent they are available. On a quarterly basis, the Company determines the value using widely accepted valuation techniques. A bottom up approach was used by valuing the wholly-owned self-storage assets in aggregate and development loans individually. In this bottom up approach, the discounted cash flow methodology is applied to the self-storage assets owned by NSP. Additionally, the income approach is used to determine the fair value of the development loans owned by NSP whereby contractual cash flows are discounted at observable market discount rates. In addition, as a secondary check for reasonableness, a top down approach was applied whereby observable market terminal capitalization rates and discount rates are applied to the consolidated NSP cash flows. The valuation relies primarily on the bottom up approach but uses the top-down approach to corroborate the bottom up conclusion with a reasonable precision.
The Company owns approximately 6.3% of the total outstanding shares of common stock of the Private REIT as of December 31, 2024 and 2023. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.
The investment in the Private REIT is a Level 3 asset in the fair value hierarchy. As of December 31, 2024 and 2023, the Company valued this investment based on the Private REIT's market approach yield of $19.31 and $20.37 per share, respectively.

The following table presents the common stock investments as of December 31, 2024 and 2023, respectively (in thousands, except share amounts):

Investment	Investment Date	Property Type	Shares		Fair Value
			December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$30,467	$33,129
Private REIT	4/14/2022	Ground lease	1,394,213	1,394,213	26,922	28,400
The following table presents “Change in unrealized gain (loss) on common stock investments” (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Change in unrealized gain (loss) on NexPoint Storage Partners	$(2,662)	$(17,251)	$(8,080)
Change in unrealized gain (loss) on Private REIT	(1,478)	515	2,884
Change in unrealized gain (loss) on common stock investments	$(4,140)	$(16,736)	$(5,196)
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
Preferred Stock Investments, at fair value
On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc., a privately held life sciences real estate investment trust. The preferred stock dividend accumulates quarterly at a 10.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 11.8% and 9.5% of the total outstanding shares of preferred stock of the Series D-1 as of December 31, 2024 and 2023, respectively.
The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of December 31, 2024 and 2023, the Company valued this investment using the discounted cash flow method based on the present value of the expected future cash flows of the underlying investment. The discount rate of 11.5% considered the implied yield of both the payment in kind and cash interest margins.

6. Unconsolidated Variable Interest Entities
Unconsolidated VIEs
The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
As of December 31, 2024 and 2023, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Accounting Treatment	Percentage Ownership as of December 31, 2024	Relationship as of December 31, 2024	Percentage Ownership as of December 31, 2023	Relationship as of December 31, 2023

Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	Fair Value	25.7%	VIE	25.7%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE	98.0%	VIE
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE	98.0%	VIE
Private REIT	Common Stock	Ground lease	Fair Value	6.3%	VIE	6.4%	VIE
SK Apartments	Common Equity	Multifamily	Equity Method	12.3%	VIE	N/A	N/A
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	Equity Method	79.1%	VIE	N/A	N/A

The Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $30.5 million NSP common stock investment. The Company's maximum exposure to loss of value for CAP is the $1.5 million carrying value.
7. CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities
As of December 31, 2024, the Company held twelve CMBS I/O Strips at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. MSCR Notes are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties.
The following table presents the CMBS I/O Strips as of December 31, 2024 (dollars in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,395	Multifamily	2.02%	16.62%	1/25/2030
CMBS I/O Strip	8/6/2020	14,188	Multifamily	2.98%	20.73%	6/25/2030
CMBS I/O Strip	4/28/2021	4,175	Multifamily	1.59%	20.52%	1/25/2030
CMBS I/O Strip	5/27/2021	2,972	Multifamily	3.38%	20.56%	5/25/2030
CMBS I/O Strip	6/7/2021	330	Multifamily	2.31%	27.43%	11/25/2028
CMBS I/O Strip	6/11/2021	1,581	Multifamily	0.61%	9.13%	5/25/2029
CMBS I/O Strip	6/21/2021	1,001	Multifamily	1.15%	19.71%	5/25/2030
CMBS I/O Strip	8/10/2021	1,925	Multifamily	1.89%	20.89%	4/25/2030
CMBS I/O Strip	8/11/2021	1,104	Multifamily	3.10%	17.20%	7/25/2031
CMBS I/O Strip	8/24/2021	199	Multifamily	2.61%	18.42%	1/25/2031
CMBS I/O Strip	9/1/2021	2,947	Multifamily	1.92%	19.72%	6/25/2030
CMBS I/O Strip	9/11/2021	3,162	Multifamily	2.95%	17.01%	9/25/2031
Total		$34,979		2.49%	19.50%

(1)Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents the CMBS I/O Strips, MSCR Notes and Mortgage Backed Securities as of December 31, 2023 (dollars in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,622	Multifamily	2.02%	14.64%	1/25/2030
CMBS I/O Strip	8/6/2020	16,601	Multifamily	2.98%	17.98%	6/25/2030
CMBS I/O Strip	4/28/2021	5,022	Multifamily	1.59%	17.68%	1/25/2030
CMBS I/O Strip	5/27/2021	3,436	Multifamily	3.39%	17.79%	5/25/2030
CMBS I/O Strip	6/7/2021	395	Multifamily	2.31%	22.31%	11/25/2028
CMBS I/O Strip	6/11/2021	2,643	Multifamily	1.18%	14.57%	5/25/2029
CMBS I/O Strip	6/21/2021	833	Multifamily	1.17%	18.07%	5/25/2030
CMBS I/O Strip	8/10/2021	2,255	Multifamily	1.89%	17.98%	4/25/2030
CMBS I/O Strip	8/11/2021	1,241	Multifamily	3.10%	15.24%	7/25/2031
CMBS I/O Strip	8/24/2021	229	Multifamily	2.61%	16.15%	1/25/2031
CMBS I/O Strip	9/1/2021	3,390	Multifamily	1.92%	17.01%	6/25/2030
CMBS I/O Strip	9/11/2021	3,545	Multifamily	2.95%	15.14%	9/25/2031
Total		$41,212		2.50%	17.21%

MSCR Notes
MSCR Notes	5/25/2022	$4,020	Multifamily	14.83%	14.83%	5/25/2052
MSCR Notes	5/25/2022	5,000	Multifamily	11.83%	11.83%	5/25/2052
MSCR Notes	9/23/2022	1,358	Multifamily	12.18%	13.38%	11/25/2051
Total		$10,378		13.04%	13.20%

Mortgage Backed Securities
Mortgage Backed Securities	6/1/2022	$9,924	Single-Family	8.64%	8.91%	4/17/2026
Mortgage Backed Securities	6/1/2022	9,369	Single-Family	4.87%	5.01%	11/19/2025
Mortgage Backed Securities	7/28/2022	538	Single-Family	6.23%	6.31%	10/17/2027
Mortgage Backed Securities	7/28/2022	856	Single-Family	3.60%	4.12%	6/20/2028
Mortgage Backed Securities	9/12/2022	3,881	Multifamily	11.57%	11.55%	1/25/2031
Mortgage Backed Securities	9/29/2022	7,960	Self Storage	11.10%	11.12%	9/15/2027
Mortgage Backed Securities	3/10/2023	5,742	Multifamily	13.93%	13.95%	2/25/2025
Total		$38,270		9.17%	9.30%
(1)Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net interest earned	$284	$2,905	$5,668
Change in unrealized gain (loss) on CMBS structured pass-through certificates	1,925	1,533	(12,664)
Change in unrealized gain (loss) on MSCR Notes	(13)	65	(53)
Change in unrealized gain (loss) on mortgage backed securities	763	467	(1,230)
Total	$2,959	$4,970	$(8,279)

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
As of December 31, 2024, the components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$50,204	$—	$—	$1,018	$62,218
Alexander at the District	7,806	59,331	—	2	1,229	68,368
Accumulated depreciation and amortization	—	(7,662)	—	—	(1,088)	(8,750)
Total Real Estate Investments, Net	$18,802	$101,873	$—	$2	$1,159	$121,836
As of December 31, 2023, the components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$49,912	$—	$401	$691	$62,000
Alexander at the District	7,806	59,162	1,271	—	716	68,955
Accumulated depreciation and amortization	—	(3,948)	—	—	(456)	(4,404)
Total Real Estate Investments, Net	$18,802	$105,126	$1,271	$401	$951	$126,551

The following table reflects the revenue and expenses for the years ended December 31, 2024, 2023, and 2022, for our multifamily properties (in thousands).

	For the Year Ended December 31,
	2024	2023	2022
Revenues
Rental income	$8,715	$4,962	$11,116
Other income	149	182	1,286
Total revenues	8,864	5,144	12,402
Expenses
Interest expense	8,219	3,984	4,183
Real estate taxes and insurance	1,325	862	1,493
Property operating expenses	2,415	1,145	2,548
Property general and administrative expenses	466	257	366
Property management fees	260	158	301
Depreciation and amortization	5,613	2,465	2,895
Rate cap (income) expense	80	(2,045)	(1,014)
Debt service bridge	—	—	626
Casualty (gain) loss	(1)	(148)	—
Total expenses	18,377	6,678	11,398
Net income (loss) from consolidated real estate owned	$(9,513)	$(1,534)	$1,004

9. Debt
The following table summarizes the Company’s financing arrangements in place as of December 31, 2024 (dollars in thousands):

	December 31, 2024
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$243,454	$243,454	N/A	(5)	6.49%	0.0	$740,022	$360,427	$350,379	4.7
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	110,097	110,097	7/12/2029		2.70%	2.8	120,618	124,071	124,071	2.8
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,253	8/1/2031		0.30%	5.3	96,817	98,597	98,597	5.3
Multifamily properties
CBRE	12/31/2021	32,480	31,964	6/1/2028	(6)	8.06%	3.4	N/A	56,348	56,348	3.4
Argentic	10/10/2023	63,500	63,500	11/6/2025	(7)	8.59%	0.8	N/A	65,488	65,488	0.8
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,869	4/28/2025		8.78%	0.3	N/A	N/A	26,922	N/A
Promissory note
Raymond James	5/20/2024	57,520	56,550	5/20/2025	(8)	10.55%	0.4	140,283	139,324	139,324	2.1
Unsecured Financing
Various	10/15/2020	36,500	36,205	10/25/2025		7.50%	0.8	N/A	N/A	N/A	N/A
Various	4/20/2021	180,000	178,296	5/1/2026		5.75%	1.3	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	2.8	N/A	N/A	N/A	N/A
Total/weighted average		$799,303	$795,688			5.95%	1.4	$1,097,740	$844,255	$861,129	4.2
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
(7)Debt was assumed upon consolidation of this property and recorded at the outstanding principal amount. The loan was extended on November 6, 2024 for one year.
(8)Debt was extended from the original loan maturity of November 20, 2024 to May 20, 2025.

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
Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of December 31, 2024. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of December 31, 2024 and 2023, the outstanding balance on the Credit Facility was $110.1 million and $590.3 million, respectively.
We, through the Subsidiary OPs, have borrowed approximately $243.5 million under our repurchase agreements and posted $740.0 million par value of our CMBS B-Piece and CMBS I/O Strip as collateral as of December 31, 2024. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
On November 15, 2023, the Company issued an additional $15.0 million aggregate principal amount of its 5.75% Notes at a price equal to 92.0% par value, including accrued interest, for proceeds of approximately $13.6 million after original issue discount and underwriting fees. As of December 31, 2024 the principal outstanding is $180.0 million.

As of December 31, 2024, the outstanding principal balances related to the levered senior and mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
Senior Loans
Senior loan	2/11/2020	$28,564	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	33,171	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	7,107	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,657	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,748	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,745	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,102	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,719	Various	Single-family	Fixed	2.64%	10/1/2028
Senior loan	1/26/2024	140,283	Cambridge, MA	Life sciences	Floating	14.00%	2/9/2027
Total		$250,380				9.03%
Mezzanine Loans
Mezzanine loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%
(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of December 31, 2024.
As of December 31, 2023, the outstanding principal balances related to our senior loans, which include the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
Senior Loans
Senior loan	2/11/2020	$465,690	Various	Single-family	Fixed	2.24%	9/1/2028
Senior loan	2/11/2020	31,416	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	33,967	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,156	Various	Single-family	Fixed	2.79%	9/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	8,111	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,787	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,881	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,848	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,240	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,926	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$590,306				2.34%

Mezzanine Loans
Mezzanine loan	10/20/2020	8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%
(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of December 31, 2023.
For the years ended December 31, 2024 and 2023, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Balances as of January 1,	$1,268,212	$1,345,101
Adjustment to mortgages payable, net on deconsolidation of real estate	—	(89,012)
Increase in Mortgages Payable in connection with VIE consolidation	—	63,500
Principal borrowings	247,606	55,239
Principal repayments	(721,943)	(121,094)
Principal repayments on mortgages payable	(240)	—
Unsecured notes offering	—	13,557
Loss on extinguishment of debt	488	—
Accretion of discounts	1,518	966
Amortization of deferred financing costs	47	(45)
Balances as of December 31,	$795,688	$1,268,212
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2024 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2025 (1)	$167,520	$272,018	$439,538
2026	180,000	9,284	189,284
2027	6,500	—	6,500
2028	32,480	66,543	99,023
2029	—	35,888	35,888
Thereafter	—	29,070	29,070
	$386,500	$412,803	$799,303
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

Derivative Financial Instruments and Hedging Activities
The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the Company’s derivatives held as of December 31, 2024 and 2023 were classified as Level 2 of the fair value hierarchy.
The Company’s main objective in using interest rate derivatives is to add stability to interest expense related to floating rate debt. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. On December 30, 2021, the Company, through a subsidiary, entered into a $32.5 million interest rate cap agreement at a strike rate of 2.29% to hedge the variable cash flows associated with the Company's floating rate debt. The interest rate cap terminates on June 1, 2025. As of December 31, 2024 and 2023, this interest rate cap had a fair value of approximately $0.7 million and $1.0 million, respectively. On October 10, 2023, the Company, through a subsidiary, entered into a $63.5 million interest rate cap agreement at a strike rate of 1.50% to hedge the variable cash flows associated with the Company's floating rate debt. As of December 31, 2023, this interest rate cap had a fair value of approximately $1.8 million. The Company did not renew the interest rate cap for this loan, and as such, the interest rate cap terminated on November 6, 2024. The fair value of the interest rate caps are presented in "Accounts receivable and other assets" on the Consolidated Balance Sheets.
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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2024 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$3,877	$3,877	$—	$—	$3,877
Restricted cash	3,176	3,176	—	—	3,176
Loans, held-for-investment, net	497,544	—	—	505,866	505,866
Preferred stock investments, at fair value	18,949	—	—	18,949	18,949
Common stock investments, at fair value	57,389	—	—	57,389	57,389
Equity method investments	1,504	—	—	1,504	1,504
Mortgage loans, held-for-investment, net	263,395	—	—	262,037	262,037
Accrued interest	41,208	41,208	—	—	41,208
Mortgage loans held in variable interest entities, at fair value	4,343,359	—	4,343,359	—	4,343,359
CMBS structured pass-through certificates, at fair value	34,979	—	34,979	—	34,979
Stock warrant investments	27,400	—	—	27,400	27,400
Accounts receivable and other assets	1,457	1,184	273	—	1,457
Total Assets	$5,294,237	$49,445	$4,378,611	$873,145	$5,301,201

Liabilities
Secured financing agreements, net	$235,769	$—	$—	$250,285	$250,285
Master repurchase agreements	243,454	—	—	243,454	243,454
Unsecured notes, net	221,001	—	213,457	—	213,457
Mortgages payable, net	95,464	—	—	92,157	92,157
Accounts payable and other accrued liabilities	9,458	9,458	—	—	9,458
Accrued interest payable	10,020	10,020	—	—	10,020
Bonds payable held in variable interest entities, at fair value	4,029,214	—	4,029,214	—	4,029,214
Total Liabilities	$4,844,380	$19,478	$4,242,671	$585,896	$4,848,045

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
The significant unobservable inputs used in the fair value measurement of the Company’s investment in NSP are the discount rate and terminal capitalization rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The Company's investment in the Private REIT was transferred out of level 2 to level 3 due to a lack of observable market data for the three months ended December 31, 2023.
The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of December 31, 2024 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$30,467	Discounted cash flow	Terminal cap rate	5.00% - 5.50%	5.25%
			Discount rate	8.00% - 8.50%	8.25%
IQHQ, Inc.	18,949	Discounted cash flow	Discount rate	11.00% - 12.00%	11.50%
Private REIT	26,922	Market approach	NAV per share multiple	1.00x - 1.15x	1.08x
(1)Averages are weighted based on the fair value of the related instrument.
The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of December 31, 2023 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$33,129	Discounted cash flow	Terminal cap rate	5.00% - 5.50%	5.25%
			Discount rate	7.50% - 9.50%	8.50%
IQHQ, Inc.	14,776	Discounted cash flow	Discount rate	11.00% - 12.00%	11.50%
Private REIT	28,400	Market approach	NAV per share multiple	1.00x - 1.20x	1.10x
(1)Averages are weighted based on the fair value of the related instrument.
The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the year ended December 31, 2024:

	Balances as of December 31, 2023	Additions	Change in Unrealized Gains/(Losses)	Balances as of December 31, 2024
NexPoint Storage Partners	$33,129	$—	$(2,662)	$30,467
Private REIT	28,400	—	(1,478)	26,922
IQHQ, Inc.	14,776	3,506	667	18,949
The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the year ended December 31, 2023:

	Balance as of December 31, 2022	Additions	Change in Unrealized Gains/(Losses)	Balance as of December 31, 2023
NexPoint Storage Partners	$50,380	$—	$(17,251)	$33,129
Private REIT	27,884	—	516	28,400
IQHQ Inc.	—	14,510	266	14,776
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP (see Note 13). The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the OP are classified as Level 2 if they are adjusted to their redemption value. As of December 31, 2024 and 2023, the redeemable noncontrolling interests in the OP are valued at their carrying value on the Consolidated Balance Sheets (see Note 13).
11. Stockholders’ Equity
Common Stock
During the year ended December 31, 2024, the Company issued 229,216 shares of common stock, par value of $0.1 per share (the "common stock") pursuant to the NexPoint Real Estate Finance 2020 Long Term Incentive Plan (as amended and restated, the "LTIP").
As of December 31, 2024, the Company had 17,461,129 shares of common stock issued and outstanding.
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
On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its 9.00% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") at a price to the public of $25.00 per share. As of December 31, 2024, the Company has issued 6,697,461 shares of Series B Preferred Stock for gross proceeds of $163.8 million before deducting selling commissions and dealer manager fees of approximately $13.1 million. The Series B Preferred Stock has a $25.00 per share liquidation preference. The Company expects that the Series B Preferred Offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the Series B Preferred Offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time. During the year ended December 31, 2024, Series B Preferred shareholders redeemed 1,746 shares of Series B Preferred Stock.
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
On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Board extended the Share Repurchase Program for an additional two-year period set to expire on February 24, 2027. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of December 31, 2024.

Long Term Incentive Plan
On January 31, 2020, the Original LTIP was approved and on May 7, 2020, the Company filed a registration statement on Form S-8 registering 1,319,734 shares of common stock, which the Company may issue pursuant to the Original LTIP.
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
The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2024:

	2024
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding December 31, 2023	771,671		$16.70
Granted	465,316		14.66
Vested	(315,246)	(1)	16.28
Forfeited	(1,665)		14.66
Outstanding December 31, 2024	920,076		$15.81
(1)Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 229,216 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for restricted stock units as of December 31, 2024, is as follows:

	Shares Vesting
	February	March	April	Total
2025	116,998	132,905	102,201	352,104
2026	54,893	110,250	91,166	256,309
2027	—	110,248	91,168	201,416
2028	—	110,247	—	110,247
Total	171,891	463,650	284,535	920,076
As of December 31, 2024, total unrecognized compensation expense on restricted stock unit awards was approximately $11.2 million, and the expense is expected to be recognized over a weighted average vesting period of 1.3 years.
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
The following table contains summary information of the ATM Program since its inception through December 31, 2024:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	$11,498,589
Average Price Per Share, net	$21.62
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of December 31, 2024, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2024		2023	2022
Net income (loss) attributable to common stockholders	$17,693		$10,399	$3,234

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	6,770		4,765	4,969
Net income attributable to Series B preferred stockholders	8,003		80	—
Net income for diluted computations	$32,466		$15,244	$8,203

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	17,402	0	17,199	14,686
Average number of common shares from assumed vesting of unvested restricted stock units	908	0	740	571
Average number of common shares from assumed conversion of OP Units	5,038	0	5,038	7,218
Average number of common shares from assumed conversion of Series B Preferred Stock	5,798		24	—
Average number of common shares outstanding - diluted	29,146		23,001	22,475
Earnings per weighted average common share:
Basic	$1.02		$0.60	$0.22
Diluted (1)	$1.02		$0.60	$0.22
(1) Diluted EPS calculations were higher than basic EPS and thus anti-dilutive for the years ended December 31, 2024, 2023, and 2022, respectively. As such, the Company is presenting diluted EPS as equal to basic EPS for the years ended December 31, 2024, 2023, and 2022, respectively.
13. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
Interests in the OP held by limited partners are represented by OP Units. As of December 31, 2024 and 2023, the Company holds the majority economic interests in the OP. Net income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.
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
The Cash Amount is defined in the OP LPA as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company’s common stock, which because the Company’s common stock is listed on the NYSE will be calculated for the ten consecutive trading days (the “Ten Day VWAP”) immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the “Valuation Date”). The Ten Day VWAP calculated based on a Valuation Date of December 31, 2024 was $15.69, and there were 5,038,382 OP Units outstanding other than those held by the Company. Assuming that (1) the Ten Day VWAP exceeded the NAV, (2) all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of December 31, 2024, and (3) the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $79.0 million in cash consideration to redeem the OP Units.
On September 8, 2021, the general partner of the OP executed the OP LPA for the purposes of creating a board of directors of the OP (the “Partnership Board”) and subdividing and reclassifying the outstanding OP Units into Class A, Class B and Class C OP Units. The OP LPA generally provides that the newly created Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the Partnership Board, and that the Class C OP Units have no voting power. The reclassification of the OP Units did not have a material effect on the economic interests of the holders of OP Units. In connection with the adoption of the OP LPA, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by a subsidiary of NexPoint Diversified Real Estate Trust were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units. As of December 31, 2024, the Company owns 83.82% of the OP Units representing 100% of the Class A OP Units.
The Partnership Board of the OP has exclusive authority to select, remove and replace the general partner of the OP and no other authority. The Partnership Board may replace the general partner of the OP at any time. As of the date of this filing, the current director of the Partnership Board is Paul Richards. The number of directors on the Partnership Board is initially one but may be increased by following the affirmative vote or consent of the majority of the voting power of the OP Units (the “Requisite Approval”). The election of directors to and removal of directors from the Partnership Board also requires the Requisite Approval.
The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Redeemable noncontrolling interests in the OP, January 1,	$89,471	$96,501	$261,423
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	—	297	—
Net income attributable to redeemable noncontrolling interests in the OP	6,770	4,765	4,969
Redemption of redeemable noncontrolling interests in the OP	—	—	(155,614)
Distributions to redeemable noncontrolling interests in the OP	(10,077)	(12,092)	(14,277)
Redeemable noncontrolling interests in the OP, December 31,	$86,164	$89,471	$96,501
The tables below present the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
December 31, 2024	17,461,129	5,038,382	22,499,511
December 31, 2023	17,231,913	5,038,382	22,270,295

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
Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2024, 2023, and 2022, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.
Connections at Buffalo Pointe Contribution
On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $2.7 million through December 31, 2024. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 93.5% occupancy as of December 31, 2024. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5% and has a maturity date of May 1, 2030.
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
RSU Issuance
On May 8, 2020, in accordance with the LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 22, 2021, the Company granted 233,385 restricted stock units to its directors, officers employees and certain key employees of the Manager and its affiliates, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors, on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors and on March 13, 2024, the Company granted 442,666 restricted stock units to its officers and other employees of the Manager and 22,650 restricted stock units to its directors.
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of December 31, 2024, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
Expense Cap
Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the years ended December 31, 2024, 2023, and 2022, operating expenses did not exceed the Expense Cap.
For the years ended December 31, 2024, 2023, and 2022 the Company incurred management fees of $3.9 million, $3.3 million, and $3.2 million, respectively.
NSP Guaranty
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of December 31, 2024. As of December 31, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $11.9 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.9% of the guaranteed amount equal to $10.2 million.
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
Elysian at Hughes Center
On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). Effective January 1, 2023, the Company restructured this investment such that it does not meet the requirements for consolidation under ASC 810 – Consolidation and has been deconsolidated herein as of January 1, 2023 and presented as a preferred equity investment. As of December 31, 2022, the Company owned a preferred equity investment and indirect common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, the common equity interests have been transferred to the Asset Manager in exchange for $54,000 and a guarantee of payments due to the Company in respect of its preferred equity investment. The Company’s preferred investments were initially made from December 28, 2021 through July 26, 2022 and totaled $65.3 million. Following the transfer of the common equity interests, the Company no longer is the primary beneficiary of the Trust and as such does not consolidate it. The Company recognized a gain on deconsolidation of $1.5 million related to the residual effect of removing the consolidated assets and liabilities from the Consolidated Balance Sheets. The fair value of the preferred equity investment still approximates its par value so no portion of the gain on deconsolidation is related to a remeasurement of the fair value of the preferred equity investment. Management determined the fair value of the preferred equity investment using a market approach and performing a benchmarking analysis to comparable transactions. As of December 31, 2024, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.4 million.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of December 31, 2024, the Company has issued 6,697,461 shares of Series B Preferred Stock for gross proceeds of $163.8 million and paid the Dealer Manager $9.1 million Selling Commissions and $4.0 million Dealer Manager Fees. During the year ended December 31, 2024, Series B Preferred shareholders redeemed 1,746 shares of Series B Preferred Stock.
SFR OP Promissory Notes
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

SFR OP issued a note (the “SFR OP Note II”) to the Company on July 10, 2024 with a maximum commitment of $5.0 million. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and matures on July 10, 2025. The Company funded $0.5 million, $2.0 million and $1.0 million on October 31, 2024, November 7, 2024 and November 30, 2024, respectively. The Company's maximum commitment under the loan is $5.0 million, of which $1.5 million was unfunded as of December 31, 2024.
VineBrook Homes Mortgage Backed Securities
On February 29, 2024, the Company, through one of the Subsidiary OPs, purchased approximately $49.2 million aggregate principal amount of the Class A, E1, and E2 tranches of the VINEB 2024 SFR1 CMBS at a blended price equal to 90.2% of par value. On March 1, 2024, the Company, through one of the Subsidiary OPs, borrowed approximately $35.8 million through the existing repurchase agreement. The loans bear interest at a rate of 1.0%, 1.6%, and 1.6% over SOFR, respectively. On May 8, 2024, the Company sold $30.0 million aggregate principal amount of the Class A tranche of VINEB 2024-SFR1 for net loss of $0.4 million. On September 27, 2024, the Company sold $6.7 million aggregate principal amount of the E2 tranche of the VINEB 2024 SFR1 for net proceeds of $2.2 million. On November 14, 2024, the Company sold $9.5 million aggregate principal amount of the E1 tranche of the VINEB 2024 SFR1 for net proceeds of $2.5 million.
Resmark Sales
During the year ended December 31, 2024, the Company, through one of the Subsidiary OPs, sold an aggregate of $7.75 million of preferred equity investments in RFG Preferred, LLC to VineBrook Homes Operating Partnership, L.P., the operating partnership of VineBrook Homes Trust, Inc., which is advised by an affiliate of our Manager (the "VB OP").
During the year ended December 31, 2024, the Company, through one of the Subsidiary OPs, sold an aggregate of $7.75 million of preferred equity investments in RTB Preferred, LLC to VB OP.
IQHQ Transactions
On May 10, 2024, the Company, through OP IV, along with entities advised by affiliates of our Manager or that may be deemed an affiliate of the Manager through common beneficial ownership, entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to specified amounts in the Alewife Loan (as defined in Note 15). Effective January 2, 2025, the Company, through OP IV, along with an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned a portion of its interest in the Alewife Loan for cash and increased the specified amounts such entity had the right to fund in the Alewife Loan. See Note 15 for additional information.
On May 23, 2024, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Manager, or that may be deemed an affiliate of the Manager through common beneficial ownership, entered into a participation rights agreement with NexPoint Bridge Investor I, LLC (“Bridge Investor I”), an entity owned by an affiliate of the Manager, pursuant to which the Company had a right to fund up to specified amounts of the IQHQ Promissory Note (as defined in Note 15) and the IQHQ Bridge Warrant (as defined in Note 15). See Note 15 for additional information.
On December 31, 2024, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Manager or that may be deemed an affiliate of the Manager through common beneficial ownership, entered into a participation rights agreement with Bridge Investor I pursuant to which the Company has a right to fund up to specified amounts of the IQHQ Subscription Agreement (as defined in Note 15) and the IQHQ Series E Warrant (as defined in Note 15). See Note 15 for additional information.
NexBank Loan
On April 29, 2024, the Company, through the OP, entered into a loan agreement with NexBank, as lender, providing for a loan in the aggregate principal amount of $10.0 million (the “NexBank Loan”). The NexBank Loan bears interest at the rate which is the higher of (i) One Month Term Secured Overnight Financing Rate plus 4.2% per annum or (ii) 8.25% per annum, which is interest only during the term of the NexBank Loan and matures on April 28, 2025, with the OP having two 364-day extension options, which may be exercised at the OP’s sole discretion. As of December 31, 2024, the outstanding balance of the loan is $10.0 million.
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
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $7.9 million was unfunded as of December 31, 2024. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of December 31, 2024. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20.0% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which has been fully funded as of December 31, 2024. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of December 31, 2024.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of December 31, 2024. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of December 31, 2024.
SFR OP Promissory Note II Commitments
SFR OP issued a note (the “SFR OP Note II”) to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and matures on July 10, 2025. The Company funded $0.5 million, $2.0 million and $1.0 million on October 31, 2024, November 7, 2024 and November 30, 2024, respectively. The Company's maximum commitment under the loan is $5.0 million, of which $1.5 million was unfunded as of December 31, 2024.
Alewife Holdings Loan Commitments
On January 26, 2024, the Company, through one of its subsidiaries (“OP IV”), along with The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into a Mezzanine Loan and Security Agreement (the "Alewife Loan") whereby it made a loan in the maximum principal amount of up to $218.0 million to IQHQ-Alewife Holdings, LLC ("Alewife Holdings"), which is solely owned by IQHQ, L.P. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, who is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P. The loan is secured by a first mortgage with a first lien position and other security interests.
On May 10, 2024, OP IV, NexPoint Diversified Real Estate Trust Operating Partnership, L.P. ("NXDT OP"), the operating partnership of NXDT, and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to 9% of the Alewife Loan to NXDT OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned $7.5 million interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, under the Assignment Agreement, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, NXDT OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by NXDT OP and OSL, respectively. OP IV is required to fund any amounts not funded by OSL and NXDT OP. At any time that NXDT OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, NXDT OP and OSL have the option upon notice to OP IV to pay to OP IV any amount of such unfunded amount. Upon such payment, NXDT OP or OSL would become entitled to all interest and fees accrued on the amount paid to OP IV on and after the date of such payment. The Company's expected maximum commitment under the Alewife Loan is $203.0 million, of which $62.7 million was unfunded as of December 31, 2024.
IQHQ Promissory Note and Warrant
On May 23, 2024, NexPoint Bridge Investor I, LLC ("Bridge Investor I"), an entity owned by an affiliate of the Manager, entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement (“Bridge Purchase Agreement”) whereby IQHQ, L.P. issued and sold to Bridge Investor I a Secured Convertible Promissory Note (“IQHQ Promissory Note”) with a purchase commitment of $150.0 million. The IQHQ Promissory Note bore interest at 16.5%, which was payable in kind, and matured on May 23, 2025. The IQHQ Promissory Note would automatically convert into Series E preferred stock of IQHQ, Inc. upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Bridge Purchase Agreement, IQHQ Holdings, L.P. (“IQHQ Holdings”) also issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Bridge Warrant”). The IQHQ Bridge Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Bridge Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation.
In connection with the Bridge Purchase Agreement, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Manager or that may be deemed an affiliate of the Manager through common beneficial ownership (the “IQHQ Participating Purchasers”), entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers had a right to fund up to specified amounts of the IQHQ Promissory Note and the IQHQ Bridge Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser had the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser and NXDT OP had the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, was required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement. On December 2, 2024, the IQHQ Promissory Note was fully funded. The Company funded $148.6 million and the IQHQ Participating Purchasers funded $1.4 million.
On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock Total Income+ Real Estate Fund (“Bluerock”) entered into a Revolving Credit Agreement (the “IQHQ Revolving Loan”) whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150 million of the principal amount of the IQHQ Promissory Note and the full $150 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, payable in kind. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on December 31, 2027, the maturity date of the IQHQ Revolving Loan. The Company holds 49.533% of the revolving commitment under the IQHQ Revolving Loan.
In connection with the IQHQ Revolving Loan, on December 31, 2024, Bridge Investor I entered into a Subscription Agreement (“IQHQ Subscription Agreement”) whereby Bridge Investor I committed to purchase $160.1 million of Series E preferred stock of IQHQ, Inc. Pursuant to the IQHQ Subscription Agreement, the full $10.1 million of the interest accrued on the IQHQ Promissory Note was substituted and exchanged for a deemed funding of $10.1 million under the IQHQ Subscription Agreement. In connection with the IQHQ Subscription Agreement, on December 31, 2024, Bridge Investor I also entered into a Warrant Purchase Agreement (the “IQHQ Warrant Purchase Agreement”) whereby IQHQ Holdings issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Series E Warrant”). The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Series E Warrant is exercisable, in whole or in part, at any time, for ten years, unless there is an earlier change of control, initial public offering or liquidation.
In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the Company, through certain subsidiaries, along with the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the Series E preferred stock of IQHQ, Inc. commitment and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, NXDT OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, would be required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay the Company or NXDT OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to the Company or NXDT OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement.
IQHQ Holdings is the sole common stockholder of IQHQ, and the IQHQ Participating Purchasers own common equity in IQHQ Holdings and/or IQHQ, L.P. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, which is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.
The loan participation was considered a transfer of the IQHQ Promissory Note and the IQHQ Bridge Warrant and is considered a transfer of the Series E preferred stock of IQHQ, Inc. and the IQHQ Series E Warrant qualified as a sale under ASC 860, Transfers and Servicing, as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. The IQHQ Promissory Note was classified as Loans, held-for-investment, net, the Series E preferred stock of IQHQ, Inc. is classified as preferred stock and the IQHQ Bridge Warrant is classified as Stock warrant investments. The IQHQ Bridge Warrant is accounted for as investments in equity securities under ASC 321, Investments – Equity Securities, and the Company elected to use the measurement alternative to measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.
As of December 31, 2024, the Company's expected maximum commitment under the IQHQ Subscription Agreement is $150.0 million.
The table below shows the Company's unfunded commitments by investment type as of December 31, 2024 and December 31, 2023 (in thousands):

Investment Type	December 31, 2024	December 31, 2023
	Unfunded Commitments	Unfunded Commitments
Loans	$64,217	$—
Preferred Equity	7,874	34,966
Common Equity	2,536	6,600
Preferred Stock	150,000	—
	$224,627	$41,566

16. Segment Reporting

We have one reportable segment: NREF. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NREF segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NREF segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for acquisitions or dividend amounts. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NREF as the one operating segment and the reportable segment. As of December 31, 2024 the Company’s chief operating decision maker was the VP of Originations and Investments. Subsequent to December 31, 2024, the Company's chief operating decision maker was appointed as Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer of the Company.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the Consolidated Statements of Operations.
17. Subsequent Events
Dividends Declared
The Board declared a dividend to Series B Preferred stockholders of $0.1875 per share on January 15, 2025, paid on March 5, 2025, to Series B Preferred stockholders of record as of February 25, 2025.
The Board declared a dividend to Series B Preferred stockholders of $0.1875 per share on February 19, 2025 to be paid on April 7, 2025, to Series B Preferred stockholders of record as of March 25, 2025.
The Board declared the first regular quarterly dividend of 2025 to common stockholders of $0.50 per share on February 24, 2025, to be paid on March 31, 2025, to common stockholders of record on March 14, 2025.
The Board declared a dividend to Series A Preferred stockholders of $0.53125 per share on February 24, 2025, to be paid on April 25, 2025, to Series A Preferred stockholders of record on April 15, 2025.
Series B Preferred
As of February 28, 2025, since December 31, 2024, the Company has issued an additional 1,151,129 shares of Series B Preferred Stock for net proceeds of $25.9 million.
Alewife Assignment Agreement
On January 2, 2025, OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned $7.5 million interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund to up to 10.32% of the Alewife Loan.
IQHQ Series E Funding
On January 2, 2025, the Company funded $10.0 million of the IQHQ Subscription Agreement, and converted $10.0 million of paid in kind interest on the original IQHQ Promissory Note into IQHQ Series E Preferred Stock.
CMBS I/O Strip Purchase
On January 16, 2025, the Company purchased a CMBS I/O strip for $5.9 million.
Series B Preferred Redemptions
On January 15, 2025, January 31, 2025, February 13, 2025, March 3, 2025 and March 17, 2025, the Company redeemed a total of 12,466 shares of the Series B Preferred Stock for $0.3 million, which is the share price of $25.00 per share subject to a redemption fee of 12% or 9% for the March 17, 2025 redemption plus any accrued but unpaid dividends.
NexBank Extension

On February 13, 2025, the Company extended the maturity date of the NexBank loan to April 27, 2026.