Form 10-Q
period 2025-03-31
NexPoint Real Estate Finance, Inc.
filed 2025-05-12
CIK 1786248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2025, the registrant had 17,713,963 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.
Form 10-Q
Quarter Ended March 31, 2025
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
•Macroeconomic trends including inflation and high interest rates may continue to, and other trends such as tariffs may, adversely affect our financial condition and results of operations;
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
•Risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•Any other risks included under Part I, Item1A, "Risk Factors," of our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 27, 2025 (our "Annual Report").
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
iii

PART I
Item 1. Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$19,224	$3,877
Restricted cash	4,264	3,176
Real estate investments, net	120,895	121,836
Loans, held-for-investment, net ($24,045 and $28,036 with related parties, respectively) (1)	489,942	497,544
Common stock investments, at fair value ($29,289 and $30,467 with related parties, respectively)	55,975	57,389
Equity method investments ($1,556 and $1,504 with related parties, respectively)	1,556	1,504
Mortgage loans, held-for-investment, net (2)	273,452	263,395
Preferred stock investments, at fair value	73,962	18,949
Accrued interest and dividends	40,316	41,208
Mortgage loans held in variable interest entities, at fair value	4,235,748	4,343,359
CMBS structured pass-through certificates, at fair value	39,852	34,979
Stock warrant investments	42,573	27,400
Accounts receivable and other assets	1,000	1,457
TOTAL ASSETS	$5,398,759	$5,416,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net ($9,923 and $9,869 with related parties, respectively)	$252,690	$235,769
Master repurchase agreements	258,598	243,454
Unsecured notes, net ($6,500 and $6,500 with related parties, respectively)	221,395	221,001
Mortgages payable, net	95,390	95,464
Accounts payable and other accrued liabilities	8,725	9,458
Accrued interest payable	13,036	10,020
Bonds payable held in variable interest entities, at fair value	3,928,411	4,029,214
Total Liabilities	4,778,245	4,844,380

Redeemable Series B Preferred stock, $0.01 par value: 16,000,000 shares authorized; 8,470,908 and 6,695,715 shares issued and outstanding, respectively	188,999	149,045
Redeemable noncontrolling interests in the OP	87,808	86,164

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	3,273	3,255
Noncontrolling interest in subsidiary	95	95
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 1,645,000 shares issued and outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,643,526 and 17,461,129 shares issued and outstanding, respectively	176	174
Additional paid-in capital	387,683	387,892
Retained earnings (accumulated deficit)	(47,536)	(54,948)
Total Stockholders' Equity	343,707	336,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,398,759	$5,416,073

(1) Includes credit allowance of $3.9 million and $0.8 million, respectively
(2) Includes credit allowance of $1.1 million and $0.6 million, respectively
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net interest income
Interest income (1)	$22,043	$(1,574)
Interest expense	(10,534)	(11,240)
Total net interest income (loss)	11,509	(12,814)
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	7,084	8,416
Change in unrealized gain (loss) on CMBS structured pass-through certificates	1,172	(40)
Change in unrealized gain (loss) on common stock investments	(1,414)	(871)
Change in unrealized gain (loss) on preferred stock investments	15,173	64
Change in unrealized gain (loss) on MSCR Notes	—	(15)
Change in unrealized gain (loss) on mortgage backed securities	—	440
Reversal of (provision for) credit losses	(3,625)	420
Dividend income	1,999	500
Other income (loss)	(70)	74
Loss on extinguishment of debt	(45)	—
Equity in income (losses) of equity method investments	53	(2,000)
Revenues from consolidated real estate owned	2,409	2,211
Total other income (loss)	$22,736	$9,199
Operating expenses
General and administrative expenses	2,512	4,187
Loan servicing fees	321	567
Management fees	1,411	835
Expenses from consolidated real estate owned	4,039	5,437
Total operating expenses	$8,283	$11,026
Net income (loss)	25,962	(14,641)
Net (income) loss attributable to Series A preferred stockholders	(874)	(874)
Net (income) loss attributable to Series B preferred stockholders	(4,407)	(665)
Net (income) loss attributable to redeemable noncontrolling interests	(4,163)	1,894
Net income (loss) attributable to common stockholders	$16,518	$(14,286)

Weighted-average common shares outstanding - basic	17,516	17,264
Weighted-average common shares outstanding - diluted (2)	36,049	24,862

Earnings (loss) per share outstanding - basic	$0.94	$(0.83)
Earnings (loss) per share outstanding - diluted	$0.70	$(0.83)

Dividends declared per common share	$0.5000	$0.5000
(1)     Includes $25.0 million related to accelerated amortization of the premium associated with the prepayment on a senior loan in the first quarter of 2024.

(2)    Diluted earnings per share ("EPS") calculations were higher than basic EPS and thus anti-dilutive for the three months ended March 31, 2024. As such, the Company is presenting diluted EPS as equal to basic EPS for the three months ended March 31, 2024.
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

Three Months Ended March 31, 2025	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2024	1,645,000	$16	17,461,129	$174	$387,892	$(54,948)	$—	$—	$3,255	$95	$336,484
Vesting of stock-based compensation	—	—	182,397	2	(209)	—	—	—	—	—	(207)
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	18	—	18
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	16,518	—	—	—	—	16,518
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,106)	—	—	—	—	(9,106)
Balances, March 31, 2025	1,645,000	$16	17,643,526	$176	$387,683	$(47,536)	$—	$—	$3,273	$95	$343,707

Three Months Ended March 31, 2024	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2023	1,645,000	$16	17,231,913	$172	$395,737	$(35,821)	$(4,195)	$(8,567)	$—	$95	$347,437
Vesting of stock-based compensation	—	—	74,344	1	1,428	—	—	—	—	—	1,429
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	1,713	—	1,713
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net loss attributable to common stockholders	—	—	—	—	—	(14,286)	—	—	—	—	(14,286)
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,211)	—	—	—	—	(9,211)
Balances, March 31, 2024	1,645,000	$16	17,306,257	$173	$397,165	$(59,318)	$(4,195)	$(8,567)	$1,713	$95	$327,082
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$25,962	$(14,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums	2,262	27,874
Accretion of discounts	(2,540)	(3,880)
Depreciation and amortization of real estate investment	1,079	2,318
Amortization of deferred financing costs	12	12
Provision for (reversal of) credit losses	3,625	(420)
Net change in unrealized (gain) loss on investments held at fair value	(15,861)	1,351
Equity in (income) losses of unconsolidated equity method ventures	(53)	2,000
Net realized (gain) loss	(46)	—
Stock-based compensation expense	1,283	1,798
Payment in kind income	(3,242)	(3,448)
Loss on extinguishment of debt	45	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	892	(3,238)
Accounts receivable and other assets	674	215
Accrued interest payable	3,016	4,486
Accounts payable, accrued expenses and other liabilities	(1,069)	3,284
Net cash provided by operating activities	16,039	17,711

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	134,424	157,014
Proceeds from payments received on mortgage loans held for investment	20,665	511,169
Originations of mortgage loans, held-for-investment, net	(18,480)	—
Originations of loans, held-for-investment, net	(4,066)	(60,247)
Purchases of preferred stock	(55,013)	(3,507)
Purchases of equity method investments	—	(2,000)
Purchases of CMBS securitizations	(5,912)	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	18	(26,438)
Purchases of mortgage backed securities, at fair value	—	(44,396)
Sale of mortgage backed securities, at fair value	—	14,069
Additions to real estate investments	(355)	(253)
Net cash provided by investing activities	71,281	545,411

Cash flows from financing activities
Borrowings under secured financing agreements	23,359	—
Principal repayments on borrowings under secured financing agreements	(6,500)	(466,960)
Distributions to bondholders of variable interest entities	(124,695)	(146,100)
Borrowings under master repurchase agreements	21,760	57,425
Principal repayments on borrowings under master repurchase agreements	(6,616)	(19,199)
Proceeds from the issuance of Series B preferred stock through public offering, net of offering costs	39,954	27,491
Principal repayments on mortgages payable	(86)	(61)
Payments for taxes related to net share settlement of stock-based compensation	(1,490)	(369)
Dividends paid to common stockholders	(8,771)	(8,653)
Dividends paid to Series A preferred stockholders	(874)	(874)
Dividends paid to Series B preferred stockholders	(4,407)	(665)
Distributions to redeemable noncontrolling interests in the OP	(2,519)	(2,519)
Net cash used in financing activities	(70,885)	(560,484)

Net increase (decrease) in cash, cash equivalents, and restricted cash	16,435	2,638
Cash, cash equivalents and restricted cash, beginning of period	7,053	16,649
Cash, cash equivalents and restricted cash, end of period	$23,488	$19,287

Supplemental Disclosure of Cash Flow Information
Interest paid	7,518	6,755
Supplemental Disclosure of Noncash Investing and Financing Activities
Increase in dividends payable upon vesting of restricted stock units	335	558
Consolidation of mortgage loans and bonds payable held in variable interest entities	—	638,451
Consolidation of noncontrolling interest in CMBS variable interest entities	18	1,713
Deconsolidation of mortgage loans and bonds payable held in variable interest entities	—	908
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage and life science sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of March 31, 2025, the Company holds approximately 83.82% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owns all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).
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
2. Summary of Significant Accounting Policies
Readers of this Quarterly Report on Form 10-Q (the "Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2024, which are included in our Annual Report, filed with the SEC and also available on our website (nref.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.
General
In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC, these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited Consolidated Financial Statements, which are included in the Company’s Annual Report. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 and future fiscal years.
Basis of Accounting
The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2025.
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
Principles of Consolidation
The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of March 31, 2025, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
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
On the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.
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
Allowance for Credit Losses
We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The current expected credit loss ("CECL") forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2024, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed. The Company has determined that economic forecasts used in our CECL model can be reasonable and supportable over four quarters as it provides enough time to account for the expected changes of the economic conditions and the performance of the underlying assets. Beyond the Company’s reasonable and supportable forecast period, the Company immediately reverts to historical loss information. The Company considers an immediate reversion period appropriate in the CECL model because it provides a suitable balance between the stability of historical data and the flexibility to account for changing market conditions. The beginning allowance for credit loss as of January 1, 2025 was $1.4 million. The provision for credit losses of $3.6 million for the three months ended March 31, 2025 is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $5.0 million as of March 31, 2025.

	For the Three Months Ended March 31,
	2025	2024
Balances, December 31,	$(1,377)	$(2,100)
(Provision for) reversal of credit losses	(3,625)	420
Balance at March 31,	$(5,002)	$(1,680)

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
Recent Accounting Pronouncements
Section 107 of the Jumpstart Our Business Startups Act (“JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. The Company may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.
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
3. Loans Held for Investment, Net
The Company’s investments in mortgage loans, mezzanine loans, preferred equity, promissory notes and revolving credit facilities are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity, promissory notes and revolving credit facilities are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of March 31, 2025 and December 31, 2024, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
March 31, 2025
Mortgage loans, held-for-investment	$271,417	$273,452	10	44.27%	10.16%	2.15
Mezzanine loans, held-for-investment	133,207	134,827	22	78.31%	9.40%	4.11
Preferred equity, held-for-investment	219,500	215,779	17	43.62%	11.13%	2.11
Promissory notes, held-for-investment	3,500	3,487	1	100.00%	15.00%	0.28
Revolving credit facility, held-for-investment	148,600	135,849	1	100.00%	13.50%	2.75
	$776,224	$763,394	51	60.85%	10.96%	2.58

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2024
Mortgage loans, held-for-investment	$260,901	$263,395	10	46.23%	9.99%	2.41
Mezzanine loans, held-for-investment	133,207	134,870	22	78.31%	9.41%	4.35
Preferred equity, held-for-investment	224,423	223,653	16	42.43%	11.92%	2.27
Promissory notes, held-for-investment	4,000	3,992	2	100.00%	14.69%	0.49
Revolving credit facility, held-for-investment	148,600	135,029	1	100.00%	13.50%	3.00
	$771,131	$760,939	51	61.31%	11.15%	2.81
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

For the three months ended March 31, 2025 and 2024, the loans held for investment, net and preferred equity portfolio activity was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balances, December 31,	$760,939	$1,004,880
Originations	22,546	60,247
Proceeds from principal repayments	(20,665)	(511,169)
PIK distribution reinvested in Preferred Units	3,242	3,448
Amortization of loan premium, net (1)	957	(25,670)
(Provision for) reversal of credit losses	(3,625)	420
Balance at March 31,	$763,394	$532,156
(1)Includes net amortization of loan purchase premiums.
As of March 31, 2025 and December 31, 2024, there were $7.8 million and $8.8 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.
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

	March 31, 2025
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	49	742,408	97.25%
4	1	12,500	1.64%
5	1	8,486	1.11%
	51	$763,394	100.00%

Risk Rating	December 31, 2024
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	49	739,960	97.24%
4	2	20,979	2.76%
5	—	—	—
	51	$760,939	100.00%
Our loan portfolio had a weighted-average risk rating of 3.0 as of March 31, 2025, and 3.0 as of December 31, 2024.

The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of March 31, 2025 and December 31, 2024 (dollars in thousands):

March 31, 2025
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2025	2024	2023	2022	2021	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	49	755,124	1,158	296,141	87,060	76,594	38,551	242,904	742,408
4	1	12,600	—	—	—	—	12,500	—	12,500
5	1	8,500	—	—	—	8,486	—	—	8,486
	51	$776,224	$1,158	$296,141	$87,060	$85,080	$51,051	$242,904	$763,394
(1)Represents the date a loan was originated or acquired.

December 31, 2024
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2024	2023	2022	2021	2020	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	49	750,031	284,958	94,446	74,658	38,067	19,812	228,019	739,960
4	2	21,100	—	—	8,479	12,500	—	—	20,979
5	—	—	—	—	—	—	—	—	—
	51	$771,131	$284,958	$94,446	$83,137	$50,567	$19,812	$228,019	$760,939
(1)Represents the date a loan was originated or acquired.
The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	March 31, 2025	December 31, 2024
Massachusetts	24.24%	22.68%
Texas	16.58%	16.39%
Georgia	10.97%	8.68%
Maryland	8.53%	8.61%
California	7.05%	8.55%
Virginia	5.21%	5.15%
Florida	4.47%	5.15%
Other (21 and 21 states each at <4%)	22.95%	24.79%
	100.00%	100.00%
*Included in "Other."

Collateral Property Type	March 31, 2025	December 31, 2024
Life Science	35.07%	34.57%
Multifamily	34.26%	34.98%
Single Family Rental	26.58%	26.57%
Self-Storage	2.95%	2.73%
Marina	1.14%	1.15%
	100.00%	100.00%
4. CMBS Trusts
As of March 31, 2025, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.
The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	March 31, 2025	December 31, 2024
Mortgage loans held in variable interest entities, at fair value	$4,235,748	$4,343,359
Accrued interest receivable	3,533	3,877

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(3,928,411)	(4,029,214)
Accrued interest payable	(2,916)	(3,212)
The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net interest earned	$6,119	$5,360
Realized gain	46	3,876
Unrealized gain (loss)	919	(820)
Change in net assets related to consolidated CMBS variable interest entities	$7,084	$8,416

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	March 31, 2025	December 31, 2024
Texas	17.02%	16.54%
Colorado	9.71%	10.99%
Washington	9.50%	9.24%
California	9.39%	9.26%
Florida	7.88%	7.65%
Georgia	5.32%	5.16%
New York	5.01%	4.87%
North Carolina	4.88%	4.74%
Arizona	2.34%	3.15%
Other (32 and 32 states each at <4%)	28.95%	28.40%
	100.00%	100.00%
*Included in “Other.”

Collateral Property Type	March 31, 2025	December 31, 2024
Multifamily	100.00%	99.57%
Manufactured Housing	—%	0.43%
	100.00%	100.00%
5. Common and Preferred Stock Investments
Common Stock Investments, at fair value
The Company owns approximately 25.6% of the total outstanding shares of common stock of NexPoint Storage Partners, Inc. ("NSP") and thus can exercise significant influence over NSP. The Company elected the fair value option in accordance with ASC 825-10-10 for NSP.
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
The Company owns approximately 6.3% of the total outstanding shares of common stock of a private ground lease REIT (the "Private REIT") as of March 31, 2025. The Company elected the fair value option in accordance with ASC 825-10-10 for the Private REIT.
The investment in the Private REIT is a Level 3 asset in the fair value hierarchy. As of March 31, 2025, the Company valued this investment based on the Private REIT's market approach price of $19.14 per share.

The following table presents "Common stock investments, at fair value" as of March 31, 2025 and December 31, 2024, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$29,289	$30,467
Private REIT	4/14/2022	Ground lease	1,394,213	1,394,213	26,686	26,922
The following table presents “Change in unrealized gain (loss) on common stock investments” (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Change in unrealized gain (loss) on NexPoint Storage Partners	$(1,178)	$635
Change in unrealized gain (loss) on Private REIT	(236)	(1,506)
Change in unrealized gain (loss) on common stock investments	$(1,414)	$(871)

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
Preferred Stock Investments, at fair value
On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc. ("IQHQ"), a privately held life sciences real estate investment trust. The Series D-1 dividend accumulates quarterly at a 10.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 11.8% of the total outstanding shares of the Series D-1 as of March 31, 2025.
The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of March 31, 2025, the Company valued this investment at par, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.
On January 2, 2025, the Company invested in the Series E preferred stock ("Series E") of IQHQ through the IQHQ Subscription Agreement (as defined in Note 15). The Series E dividend accumulates quarterly at a 16.5% dividend rate per annum. The Series E are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 38.3% of the total outstanding shares of the Series E as of March 31, 2025.

The investment in the Series E is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of March 31, 2025, the Company valued the investment at par as there is a continuous offering open.
6. Unconsolidated Variable Interest Entities
Unconsolidated VIEs
The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
As of March 31, 2025, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Accounting Treatment	Percentage Ownership as of March 31, 2025	Relationship as of March 31, 2025

Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	Fair Value	25.6%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Private REIT	Common Stock	Ground lease	Fair Value	6.4%	VIE
SK Apartments	Common Equity	Multifamily	Equity Method	12.3%	VIE
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	Equity Method	79.1%	VIE
The Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $29.3 million NSP common stock investment. The Company's maximum exposure to loss of value for CAP is the $1.6 million carrying value. The Company's maximum exposure to loss of value for the Private REIT investment is the fair value of the Company's $26.7 million Private REIT common stock investment.
7. CMBS Structured Pass-Through Certificates
As of March 31, 2025, the Company held thirteen CMBS interest only strips ("CMBS I/O Strips") at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. Multifamily structured credit risk notes ("MSCR Notes") are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties.

The following table presents the CMBS I/O Strips as of March 31, 2025 (in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,337	Multifamily	2.02%	18.22%	1/25/2030
CMBS I/O Strip	8/6/2020	13,787	Multifamily	2.98%	21.59%	6/25/2030
CMBS I/O Strip	4/28/2021	4,004	Multifamily	1.59%	21.48%	1/25/2030
CMBS I/O Strip	5/27/2021	2,878	Multifamily	3.38%	21.46%	5/25/2030
CMBS I/O Strip	6/7/2021	312	Multifamily	2.31%	29.17%	11/25/2028
CMBS I/O Strip	6/11/2021	1,565	Multifamily	1.13%	17.96%	5/25/2029
CMBS I/O Strip	6/21/2021	914	Multifamily	1.20%	19.60%	5/25/2030
CMBS I/O Strip	8/10/2021	1,855	Multifamily	1.89%	21.81%	4/25/2030
CMBS I/O Strip	8/11/2021	1,081	Multifamily	3.10%	17.80%	7/25/2031
CMBS I/O Strip	8/24/2021	194	Multifamily	2.61%	19.13%	1/25/2031
CMBS I/O Strip	9/1/2021	2,857	Multifamily	1.92%	20.59%	6/25/2030
CMBS I/O Strip	9/11/2021	3,098	Multifamily	2.95%	17.58%	9/25/2031
CMBS I/O Strip	1/16/2025	5,970	Multifamily	5.67%	14.60%	11/25/2034
Total		$39,852		2.99%	19.79%
(1)Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents the CMBS I/O Strips as of December 31, 2024 (in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,395	Multifamily	2.02%	16.62%	1/25/2030
CMBS I/O Strip	8/6/2020	14,188	Multifamily	2.98%	20.73%	6/25/2030
CMBS I/O Strip	4/28/2021	4,175	Multifamily	1.59%	20.52%	1/25/2030
CMBS I/O Strip	5/27/2021	2,972	Multifamily	3.38%	20.56%	5/25/2030
CMBS I/O Strip	6/7/2021	330	Multifamily	2.31%	27.43%	11/25/2028
CMBS I/O Strip	6/11/2021	1,581	Multifamily	0.61%	9.13%	5/25/2029
CMBS I/O Strip	6/21/2021	1,001	Multifamily	1.15%	19.71%	5/25/2030
CMBS I/O Strip	8/10/2021	1,925	Multifamily	1.89%	20.89%	4/25/2030
CMBS I/O Strip	8/11/2021	1,104	Multifamily	3.10%	17.20%	7/25/2031
CMBS I/O Strip	8/24/2021	199	Multifamily	2.61%	18.42%	1/25/2031
CMBS I/O Strip	9/1/2021	2,947	Multifamily	1.92%	19.72%	6/25/2030
CMBS I/O Strip	9/11/2021	3,162	Multifamily	2.95%	17.01%	9/25/2031
Total		$34,979		2.49%	19.50%
(1)Current yield is the annualized income earned divided by the cost basis of the investment

The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net interest earned	$(213)	$664
Change in unrealized gain (loss) on CMBS structured pass-through certificates	1,172	(40)
Change in unrealized gain (loss) on MSCR Notes	—	(15)
Change in unrealized (loss) on mortgage backed securities	—	440
Total	$959	$1,049
8. Real Estate Investments, net
On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina (Hudson Montford).
On October 10, 2023, the Company exercised its right to terminate and replace the existing manager of SPG Alexander JV LLC, which owns a 280-unit multifamily property in Atlanta, Georgia (Alexander at the District).
As of March 31, 2025, the components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$50,199	$—	$15	$1,040	$62,250
Alexander at the District	7,806	59,378	—	—	1,288	68,472
Accumulated depreciation and amortization	—	(8,595)	—	—	(1,232)	(9,827)
Total Real Estate Investments, Net	$18,802	$100,982	$—	$15	$1,096	$120,895
As of December 31, 2024, the components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$50,204	$—	$—	$1,018	$62,218
Alexander at the District	7,806	59,331	—	2	1,229	68,368
Accumulated depreciation and amortization	—	(7,662)	—	—	(1,088)	(8,750)
Total Real Estate Investments, Net	$18,802	$101,873	$—	$2	$1,159	$121,836

The following table reflects the revenue and expenses for the three months ended March 31, 2025 and 2024 for our multifamily properties (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$2,378	$2,087
Other income	31	124
Total revenues	2,409	2,211
Expenses
Interest expense	1,820	2,088
Real estate taxes and insurance	389	452
Property operating expenses	567	176
Property general and administrative expenses	124	173
Property management fees	70	62
Depreciation and amortization	1,079	2,318
Rate cap (income) expense	(10)	169
Casualty (gain) loss	—	(1)
Total expenses	4,039	5,437
Net income (loss) from consolidated real estate owned	$(1,630)	$(3,226)

9. Debt
The following table summarizes the Company’s financing arrangements in place as of March 31, 2025 (dollars in thousands):

	March 31, 2025
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$258,598	$258,598	N/A	(5)	6.08%	0.0	$737,391	$351,142	$343,101	4.6
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	109,675	109,675	7/12/2029		2.70%	2.5	120,154	122,747	122,747	2.5
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,252	8/1/2031		0.30%	5.0	96,817	98,543	98,543	5.0
Multifamily properties
CBRE	12/31/2021	32,480	31,890	6/1/2028	(6)	8.06%	3.2	N/A	55,907	55,907	3.2
Argentic	10/10/2023	63,500	63,500	11/6/2025	(7)	8.59%	0.6	N/A	64,987	64,987	0.6
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,923	4/28/2026		8.57%	1.1	N/A	N/A	26,686	N/A
Promissory note
Raymond James	5/20/2024	75,000	73,840	5/20/2025	(8)	10.82%	0.1	151,263	150,705	150,705	1.9
Unsecured Financing
Various	10/15/2020	36,500	36,294	10/25/2025		7.50%	0.6	N/A	N/A	N/A	N/A
Various	4/20/2021	180,000	178,601	5/1/2026		5.75%	1.1	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	2.6	N/A	N/A	N/A	N/A
Total/weighted average		$831,505	$828,073			5.95%	1.2	$1,105,625	$844,031	$862,676	4.0
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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated July 12, 2019 with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of March 31, 2025. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of March 31, 2025, the outstanding balance on the Credit Facility was $109.7 million.
We, through the Subsidiary OPs, have borrowed approximately $258.6 million under our repurchase agreements and posted $737.4 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of March 31, 2025. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
On November 15, 2023, the Company issued an additional $15.0 million aggregate principal amount of its 5.75% Senior Unsecured Notes ("5.75% Notes") at a price equal to 92.0% par value, including accrued interest, for proceeds of approximately $13.6 million after original issue discount and underwriting fees. As of March 31, 2025 the principal outstanding is $180.0 million.
As of March 31, 2025, the outstanding principal balances related to the levered senior loans and mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
Senior Loans
Senior loan	2/11/2020	$28,564	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	33,016	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	6,972	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,630	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,712	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,717	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,085	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,695	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$109,675				2.70%

Mezzanine Loans
Mezzanine loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029

Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%
(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of March 31, 2025.
For the three months ended March 31, 2025 and 2024, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balances as of January 1,	$795,688	$1,268,212
Principal borrowings	45,119	57,425
Principal repayments	(13,116)	(486,159)
Principal repayments on mortgages payable	(86)	(61)
Loss on extinguishment of debt	45	—
Accretion of discounts	411	366
Amortization of deferred financing costs	12	12
Balances as of March 31,	$828,073	$839,795

Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2025 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2025(1)	$175,000	$287,163	$462,163
2026	190,000	9,284	199,284
2027	6,500	—	6,500
2028	32,480	66,185	98,665
2029	—	35,823	35,823
Thereafter	—	29,070	29,070
	$403,980	$427,525	$831,505
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
See Notes 2, 4, 5 and 7 for additional information.
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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of March 31, 2025 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$19,224	$19,224	$—	$—	$19,224
Restricted cash	4,264	4,264	—	—	4,264
Loans, held-for-investment, net	489,942	—	—	500,171	500,171
Preferred stock investments, at fair value	73,962	—	—	73,962	73,962
Common stock investments, at fair value	55,975	—	—	55,975	55,975
Equity method investments	1,556	—	—	1,556	1,556
Mortgage loans, held-for-investment, net	273,452	—	—	271,083	271,083
Accrued interest	40,316	40,316	—	—	40,316
Mortgage loans held in variable interest entities, at fair value	4,235,748	—	4,235,748	—	4,235,748
CMBS structured pass-through certificates, at fair value	39,852	—	39,852	—	39,852
Stock warrant investments	42,573	—	—	42,573	42,573
Accounts receivable and other assets	1,000	889	111	—	1,000
Total Assets	$5,277,864	$64,693	$4,275,711	$945,320	$5,285,724

Liabilities
Secured financing agreements, net	$252,690	$—	$—	$269,984	$269,984
Master repurchase agreements	258,598	—	—	258,598	258,598
Unsecured notes, net	221,395	—	216,291	—	216,291
Mortgages payable, net	95,390	—	—	92,720	92,720
Accounts payable and other accrued liabilities	8,725	8,725	—	—	8,725
Accrued interest payable	13,036	13,036	—	—	13,036
Bonds payable held in variable interest entities, at fair value	3,928,411	—	3,928,411	—	3,928,411
Total Liabilities	$4,778,245	$21,761	$4,144,702	$621,303	$4,787,766

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
The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of March 31, 2025 (in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$29,289	Discounted cash flow	Terminal cap rate	4.88% - 5.38%	5.13%
			Discount rate	7.00% - 9.00%	8.00%
IQHQ Series D	18,949	Cost approach	Price per share	$1,000.00	100.00%
IQHQ Series E	55,013	Cost approach	Price per share	$1,000.00	100.00%
Private REIT	26,686	Market approach	NAV per share multiple	0.95 - 1.15x	1.05%
(1)Averages are weighted based on the fair value of the related instrument
The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the three months ended March 31, 2025:

	Balances as of December 31, 2024	Additions	Change in Unrealized Gains/(Losses)	Balances as of March 31, 2025
NexPoint Storage Partners	$30,467	$—	$(1,178)	$29,289
IQHQ Series D Preferred Stock	18,949	—	—	18,949
Private REIT	26,922	—	(236)	26,686
IQHQ Series E Preferred Stock	—	39,840	15,173	55,013
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP and the 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the fair value of the Company’s common stock at the redemption date, and therefore, are calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP and the Series B Preferred Stock are classified as Level 2 if they are adjusted to their redemption value. As of March 31, 2025, the redeemable noncontrolling interests in the OP and the Series B Preferred Stock are valued at their carrying value on the Consolidated Balance Sheets.
11. Stockholders’ Equity
Common Stock
During the three months March 31, 2025, the Company issued 182,397 shares of common stock, par value of $0.01 per share pursuant to the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the " LTIP").
As of March 31, 2025, the Company had 17,643,526 shares of common stock issued and outstanding.
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
On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share. As of March 31, 2025, the Company has issued 8,485,120 shares of Series B Preferred Stock for gross proceeds of $207.3 million before deducting selling commissions and dealer manager fees of approximately $16.5 million. The Series B Preferred Stock has a $25.00 per share liquidation preference. The Company expects that the Series B Preferred Offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the Series B Preferred Offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time. During the year ended December 31, 2024, Series B Preferred shareholders redeemed 1,746 shares of Series B Preferred Stock. During the three months March 31, 2025, Series B Preferred shareholders redeemed 12,466 shares of Series B Preferred Stock.
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
On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Board extended the Share Repurchase Program for an additional two-year period set to expire on February 24, 2027. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of March 31, 2025.
Long Term Incentive Plan
On January 31, 2020, the NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “Original LTIP”) was approved and on May 7, 2020, the Company filed a registration statement on Form S-8 registering 1,319,734 shares of common stock, which the Company may issue pursuant to the Original LTIP.
On January 26, 2024, the LTIP was approved and on January 30, 2024, the Company filed a registration statement on Form S-8 registering an additional 2,308,000 shares of common stock, which the Company may issue pursuant to the LTIP. The LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

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
The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding December 31, 2024	920,076		$15.81
Granted	—		14.66
Vested	(249,902)	(1)	17.11
Forfeited	—		14.66
Outstanding March 31, 2025	670,174		$15.33
(1)Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 182,397 shares being issued as shown on the consolidated statements of stockholders' equity.
The vesting schedule for the restricted stock units as of March 31, 2025 is as follows:

	Shares Vesting
	February	March	April	Total
2025	—	—	102,201	102,201
2026	54,893	110,250	91,166	256,309
2027	—	110,248	91,168	201,416
2028	—	110,248	—	110,248
Total	54,893	330,746	284,535	670,174
As of March 31, 2025, total unrecognized compensation expense on restricted stock unit awards was approximately $8.5 million, and the expense is expected to be recognized over a weighted average vesting period of 1.1 years.
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
The following table contains summary information of the ATM Program for sales from inception through March 31, 2025:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	11,498,589
Average Price Per Share, net	$21.62
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of March 31, 2025, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$16,518	$(14,286)

Earnings for basic computations
Net income (loss) attributable to redeemable noncontrolling interests	4,163	(1,894)
Net income attributable to Series B preferred stockholders	4,407	665
Net income for diluted computations	$25,088	$(15,515)

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	17,516	17,264
Average number of common shares from assumed vesting of unvested restricted stock units	843	740
Average number of common shares from assumed conversion of OP Units	5,038	5,038
Average number of common shares from assumed conversion of Series B Preferred Stock	12,652	1,820
Average number of common shares outstanding - diluted	36,049	24,862
Earnings per weighted average common share:
Basic	$0.94	$(0.83)
Diluted (1)	$0.70	$(0.83)

(1) Diluted EPS calculations were higher than basic EPS and thus anti-dilutive for the three months ended March 31, 2024. As such, the Company is presenting diluted EPS as equal to basic EPS for the three months ended March 31, 2024.
13. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Redeemable noncontrolling interests in the OP, January 1,	$86,164	$89,471
Net income attributable to redeemable noncontrolling interests in the OP	4,163	(1,894)
Distributions to redeemable noncontrolling interests in the OP	(2,519)	(2,519)
Redeemable noncontrolling interests in the OP, March 31,	$87,808	$85,058
The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
March 31, 2025	17,643,526	5,038,382	22,681,908

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
Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2025 and 2024, there were no Offering Expenses that were paid on the Company's behalf for which the Company reimbursed the Manager.
Connections at Buffalo Pointe Contribution
On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $2.7 million through March 31, 2025. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 92.0% occupancy as of March 31, 2025. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5% and has a maturity date of May 1, 2030.
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
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of March 31, 2025, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
Expense Cap
Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the three months ended March 31, 2025 and March 31, 2024, operating expenses did not exceed the Expense Cap.
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred management fees of $1.4 million and $0.8 million, respectively.
NSP Guaranty
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust ("NXDT"), an entity that is advised by an affiliate of the Manager, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of March 31, 2025. As of March 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends was $12.5 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.90% of the guaranteed amount equal to $10.7 million.
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
Elysian at Hughes Center
On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). Effective January 1, 2023, the Company restructured this investment such that it does not meet the requirements for consolidation under ASC 810 – Consolidation and has been deconsolidated herein as of January 1, 2023 and presented as a preferred equity investment. As of December 31, 2022, the Company owned a preferred equity investment and indirect common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, the common equity interests have been transferred to the Asset Manager in exchange for $54,000 and a guarantee of payments due to the Company in respect of its preferred equity investment. The Company’s preferred investments were initially made from December 28, 2021 through July 26, 2022 and totaled $65.3 million. Following the transfer of the common equity interests, the Company no longer is the primary beneficiary of the Trust and as such does not consolidate it. The Company recognized a gain on deconsolidation of $1.5 million related to the residual effect of removing the consolidated assets and liabilities from the Consolidated Balance Sheets. The fair value of the preferred equity investment still approximates its par value so no portion of the gain on deconsolidation is related to a remeasurement of the fair value of the preferred equity investment. Management determined the fair value of the preferred equity investment using a market approach and performing a benchmarking analysis to comparable transactions. As of March 31, 2025, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.4 million.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of March 31, 2025, the Company has issued 8,485,120 shares of Series B Preferred Stock for gross proceeds of $207.3 million and paid the Dealer Manager $11.4 million Selling Commissions and $5.1 million Dealer Manager Fees.
SFR OP Promissory Notes
On March 28, 2024, the Company loaned $0.5 million to NexPoint SFR Operating Partnership, L.P. (the “SFR OP”), the operating partnership of NexPoint Homes Trust, Inc., an entity that is advised by an affiliate of the Manager. In connection with the loan, SFR OP issued a $0.5 million 12.50% note (the “SFR OP Note”) to the Company on March 31, 2024. The SFR OP Note bears interest at 12.50%, which is payable in kind, is interest only during the term of the SFR OP Note and matures on March 31, 2025. On March 12, 2025, the SFR OP extinguished the note and paid down the remaining outstanding principal balance of $0.5 million plus accrued interest.
SFR OP issued a note (the “SFR OP Note II”) to the Company on July 10, 2024 with a maximum commitment of $5.0 million. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and matures on July 10, 2025. The Company funded $0.5 million, $2.0 million and $1.0 million on October 31, 2024, November 7, 2024 and November 30, 2024, respectively. The Company's maximum commitment under the loan is $5.0 million, of which $1.5 million was unfunded as of March 31, 2025.

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
NexBank Loan
On April 29, 2024, the Company, through the OP, entered into a loan agreement with NexBank, as lender, providing for a loan in the aggregate principal amount of $10.0 million (the “NexBank Loan”). The NexBank Loan bears interest at the rate which is the higher of (i) One Month Term Secured Overnight Financing Rate plus 4.2% per annum or (ii) 8.25% per annum, which is interest only during the term of the NexBank Loan and matures on April 28, 2025, with the OP having two 364-day extension options, which may be exercised at the OP’s sole discretion. The Company exercised one of the extension options which brings the maturity date to April 27, 2026. As of March 31, 2025, the outstanding balance of the loan is $10.0 million.
The NexBank Loan is secured by certain equity interests held by the OP and is guaranteed by the Company. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained therein, defaults in payments under any other security instrument, and bankruptcy or other insolvency events.
Capital Acquisitions Partners, LLC
The Company owns approximately 79.1% of total outstanding membership interests of CAP. The remaining ownership is held by NexPoint Real Estate Opportunities, LLC, a wholly owned subsidiary of NXDT. See Note 5 for additional information.

15. Commitments and Contingencies
Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $6.5 million was unfunded as of March 31, 2025. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of March 31, 2025. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of March 31, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of March 31, 2025.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of March 31, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of March 31, 2025.
SFR OP Promissory Note II Commitments
SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and matures on July 10, 2025. The Company funded $0.5 million, $2.0 million and $1.0 million on October 31, 2024, November 7, 2024 and November 30, 2024, respectively. The Company's maximum commitment under the loan is $5.0 million, of which $1.5 million was unfunded as of March 31, 2025.
Alewife Holdings Loan Commitments
On January 26, 2024, the Company, through one of its subsidiaries (“OP IV”), along with The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into a Mezzanine Loan and Security Agreement (the "Alewife Loan") whereby it made a loan in the maximum principal amount of up to $218.0 million to IQHQ-Alewife Holdings, LLC ("Alewife Holdings"), which is solely owned by IQHQ, L.P. The Company has an ownership interest in the preferred stock in IQHQ, which is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P. The loan is secured by a first mortgage with a first lien position and other security interests.
On May 10, 2024, OP IV, NexPoint Diversified Real Estate Trust Operating Partnership, L.P. ("NXDT OP"), the operating partnership of NXDT, and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to 9% of the Alewife Loan to NXDT OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned $7.5 million interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, under the Assignment Agreement, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, NXDT OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by NXDT OP and OSL, respectively. OP IV is required to fund any amounts not funded by OSL and NXDT OP. At any time that NXDT OP and OSL have funded less than their respective percentages of all advances made under the

Alewife Loan, NXDT OP and OSL have the option upon notice to OP IV to pay to OP IV any amount of such unfunded amount. Upon such payment, NXDT OP or OSL would become entitled to all interest and fees accrued on the amount paid to OP IV on and after the date of such payment. The Company's expected maximum commitment under the Alewife Loan is $203.0 million, of which $44.2 million was unfunded as of March 31, 2025.
IQHQ Revolving Credit Facility, Series E and Warrant
On May 23, 2024, Bridge Investor I entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement (“Bridge Purchase Agreement”) whereby IQHQ, L.P. issued and sold to Bridge Investor I a Secured Convertible Promissory Note (“IQHQ Promissory Note”) with a purchase commitment of $150.0 million. The IQHQ Promissory Note bore interest at 16.5%, which was payable in kind, and matured on May 23, 2025. The IQHQ Promissory Note would automatically convert into Series E of IQHQ upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Bridge Purchase Agreement, IQHQ Holdings, L.P. (“IQHQ Holdings”) also issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Bridge Warrant”). The IQHQ Bridge Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Bridge Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation.
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
In connection with the IQHQ Revolving Loan, on December 31, 2024, Bridge Investor I entered into a Subscription Agreement (“IQHQ Subscription Agreement”) whereby Bridge Investor I committed to purchase $160.1 million of Series E of IQHQ. Pursuant to the IQHQ Subscription Agreement, the full $10.1 million of the interest accrued on the IQHQ Promissory Note was substituted and exchanged for a deemed funding of $10.1 million under the IQHQ Subscription Agreement. In connection with the IQHQ Subscription Agreement, on December 31, 2024, Bridge Investor I also entered into a Warrant Purchase Agreement (the “IQHQ Warrant Purchase Agreement”) whereby IQHQ Holdings issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Series E Warrant”). The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Series E Warrant is exercisable, in whole or in part, at any time, for ten years, unless there is an earlier change of control, initial public offering or liquidation.
In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the Company, through certain subsidiaries, along with the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the Series E of IQHQ commitment and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, NXDT OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, would be required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay the Company or NXDT OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to the Company or NXDT OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement.
IQHQ Holdings is the sole common stockholder of IQHQ, and the IQHQ Participating Purchasers own common equity in IQHQ Holdings and/or IQHQ, L.P. The Company has an ownership interest in the preferred stock in IQHQ, which is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.
The loan participation was considered a transfer of the IQHQ Promissory Note and the IQHQ Bridge Warrant and is considered a transfer of the Series E of IQHQ and the IQHQ Series E Warrant qualified as a sale under ASC 860, Transfers and Servicing, as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. The IQHQ Promissory Note was classified as Loans, held-for-investment, net, the Series E of IQHQ is classified as preferred stock and the IQHQ Bridge Warrant is classified as Stock warrant investments. The IQHQ Bridge Warrant is accounted for as investments in equity securities under ASC 321, Investments – Equity Securities, and the Company elected to use the measurement alternative to measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.
As of March 31, 2025, the Company has funded $55.0 million of the IQHQ Subscription Agreement, with an unfunded commitment balance of $105.0 million.
The table below shows the Company's unfunded commitments by investment type as of March 31, 2025 and December 31, 2024 (in thousands):

Investment Type	March 31, 2025	December 31, 2024
	Unfunded Commitments	Unfunded Commitments
Loans	$45,737	$64,217
Preferred Equity	6,474	7,874
Common Equity	2,536	2,536
Preferred Stock	104,987	150,000
	$159,735	$224,627
16. Segment Reporting
We have one reportable segment: NREF. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NREF segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NREF segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for acquisitions or dividend amounts. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NREF as the one operating segment and the reportable segment. As of March 31, 2025 the Company’s chief operating decision maker was the Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer of the Company.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the Consolidated Statements of Operations.

17. Subsequent Events

Dividends Declared

The Board declared the second regular quarterly dividend of 2025 to common stockholders of $0.50 per share on April 28, 2025, to be paid on June 30, 2025, to stockholders of record as of June 13, 2025.
Series B Preferred
As of May 9, 2025, the Company has issued an additional 1,178,892 shares of Series B Preferred Stock for net proceeds of $26.5 million.
Series B Preferred Redemptions
On April 10 and April 29, 2025, the Company redeemed a total of 6,190 shares of the Series B Preferred Stock for $0.1 million, which is the share price of $25.00 per share subject to the applicable redemption fee plus any accrued but unpaid dividends.
CMBS I/O Strip Purchase
On April 15, 2025, the Company purchased a CMBS I/O strip for $5.7 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. Our management believes the assumptions underlying the Company's financial statements and accompanying notes are reasonable. However, the Company's financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.
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
We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of March 31, 2025 approximately $21.3 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates and NexBank, is one of the most experienced global alternative credit managers managing approximately $13.9 billion of loans and debt or credit related investments as of March 31, 2025 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.
The United States government has recently announced a comprehensive set of tariffs. The United States government has paused the implementation of certain of these tariffs, and the timing and scope of such tariffs is currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various inputs, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemptions for certain goods, among other uncertainties.
On October 15, 2021, a lawsuit (the “Bankruptcy Trust Lawsuit”) was filed by a litigation subtrust formed in connection with Highland’s bankruptcy against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. On February 8, 2023, UBS Securities LLC and UBS AG London (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities, including Mr. Dondero, the President of our Sponsor, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On March 7, 2023, the matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state-law causes of action and retained and stayed the federal cause of action. On February 26, 2024, several of the respondents, including Mr. Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Our website is located at nref.nexpoint.com. From time to time, we may use our website as a distribution channel for material company information.

Purchases and Dispositions in the Quarter
Acquisitions and Originations
The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended March 31, 2025. The amounts in the table below are as of the purchase or investment date:

Investment	Property Type	Investment Date	Outstanding Principal Amount	Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Senior Loan	Life Sciences	1/9/2025	$18,479,968	100.0%	14.00%	14.00%	2/9/2027	Floating Rate
Preferred Stock	Life Science	1/2/2025	55,012,612	100.0%	16.50%	16.50%	N/A	Fixed Rate
Preferred Equity	Self-Storage	1/3/2025	480,000	100.0%	13.64%	13.64%	9/1/2030	Fixed Rate
Preferred Equity	Self-Storage	2/4/2025	1,000,000	100.0%	11.00%	11.00%	7/1/2027	Fixed Rate
Preferred Equity	Multifamily	1/31/2025	1,200,000	100.0%	14.00%	14.00%	4/1/2028	Fixed Rate
CMBS I/O Strip	Multifamily	1/16/2025	5,911,523	100.0%	5.67%	5.67%	11/25/2034	Floating Rate
Preferred Equity	Single-family	1/31/2025	1,400,000	99.0%	13.50%	13.64%	4/28/2027	Floating Rate
			$83,484,103
(1)Current yield and coupon as of March 31, 2025.

Redemptions and Sales
The following investments were redeemed or sold during the three months ended March 31, 2025:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
Preferred Equity	Life Science	4/6/2023	1/2/2025	$10,300,000	$10,300,000	$—	$—
Preferred Equity	Life Science	10/19/2022	1/8/2025	1,901,474	1,901,474	—	—
Promissory Note	N/A	3/28/2024	3/12/2025	500,000	500,000	—	—
				$12,701,474	$12,701,474	$—	$—
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
Results of Operations for the Three Months Ended March 31, 2025, and 2024

The following tables set forth a summary of our operating results for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net interest income (loss)	$11,509	$(12,814)	$24,323	(189.8)%
Other income	22,736	9,199	13,537	147.2%
Operating expenses	(8,283)	(11,026)	2,743	(24.9)%
Net income (loss)	25,962	(14,641)	40,603	(277.3)%
Net (income) loss attributable to Series A Preferred stockholders	(874)	(874)	—	NA
Net (income) loss attributable to Series B Preferred stockholders	(4,407)	(665)	(3,742)	NA
Net (income) loss attributable to redeemable noncontrolling interests	(4,163)	1,894	(6,057)	(319.8)%
Net income (loss) attributable to common stockholders	$16,518	$(14,286)	$30,804	(215.6)%
The change in our net income (loss) for the three months ended March 31, 2025 as compared to the net income (loss) for the three months ended March 31, 2024 primarily relates to an increase in interest income due to higher yielding assets and a decrease in interest expense related to the repayment of one of our senior loans. Our net income (loss) attributable to common stockholders for the three months ended March 31, 2025 was approximately $16.5 million. We had approximately $11.5 million in net interest income, generated income of $22.7 million in other income, incurred operating expenses of $8.3 million, allocated $0.9 million of income to Series A Preferred stockholders, allocated $4.4 million of income to Series B Preferred stockholders, and allocated $4.2 million of income to redeemable noncontrolling interests for the three months ended March 31, 2025.
Revenues
Net interest income (loss). Net interest income was $11.5 million for the three months ended March 31, 2025 compared to net interest loss of $12.8 million for the three months ended March 31, 2024 which was an increase of approximately $24.3 million. The increase between the periods is primarily due to accelerated amortization of the premium associated with the prepayment on a senior loan during the three months ended March 31, 2024.
Other income. Other income was $22.7 million for the three months ended March 31, 2025 compared to $9.2 million for the three months ended March 31, 2024, which was an increase of approximately $13.5 million. This was primarily due to an increase in unrealized gain related to consolidated CMBS VIEs and an increase in income of equity method investments between the periods.
Expenses
G&A expenses. G&A expenses were $2.5 million for the three months ended March 31, 2025 compared to $4.2 million for the three months ended March 31, 2024, which was a decrease of approximately $1.7 million. The decrease between the periods was primarily due to $1.7 million decrease in legal expense compared to the prior period.
Loan servicing fees. Loan servicing fees were $0.3 million for the three months ended March 31, 2025 compared to $0.6 million for the three months ended March 31, 2024, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to a decrease in SFR Loans in the portfolio compared to the prior period.

Management fees. Management fees were $1.4 million for the three months ended March 31, 2025 compared to $0.8 million for the three months ended March 31, 2024. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $4.0 million for the three months ended March 31, 2025, compared to $5.4 million for the three months ended March 31, 2024, which was an decrease of approximately $1.4 million. The decrease between the periods is due to a decrease in depreciation and amortization.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024	% Change
Net income attributable to common stockholders	$16,518	$(14,286)	215.6%
Net income attributable to redeemable noncontrolling interests	4,163	(1,894)	319.8%
Net (income) loss attributable to Series B Preferred stockholders	4,407	665	562.7%

Weighted-average number of shares of common stock outstanding
Basic	17,516	17,264	1.5%
Diluted	36,049	24,862	45.0%
Net income per share, basic	$0.94	$(0.83)	213.0%
Net income per share, diluted	$0.70	$(0.83)	184.3%
Dividends declared per share	$0.5000	$0.5000	—%

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
Starting in the second quarter of 2024, EAD per diluted common share and CAD per diluted common share are based on adjusted weighted average common shares outstanding - diluted. Adjusted weighted average common shares outstanding - diluted is a non-GAAP measure calculated by subtracting the dilutive effect of potential redemptions of Series B Preferred shares for shares of our common stock from weighted average common shares outstanding - diluted. We believe providing adjusted weighted average common shares outstanding - diluted and EAD per diluted common share and CAD per diluted common share based on adjusted weighted average common shares outstanding - diluted is helpful to our investors in their assessment of our performance without the potential dilutive effect of the Series B Preferred shares. We have the right to redeem the Series B Preferred shares for cash or shares of our common stock. Additionally, Series B Preferred redemptions are capped at 2% of the outstanding Series B Preferred shares per month, 5% per quarter and 20% per year. The Company maintains sufficient liquidity to pay cash to cover any redemptions up to the quarterly redemption cap. Further, it is the Company's intent to not settle Series B Preferred redemptions in shares of common stock when the Company's common stock price is below book value.
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

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of noncontrolling interests and adjusted weighted average common shares outstanding - diluted to weighted average common shares outstanding - diluted for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	For the Ended March 31,
	2025	2024	% Change
Net income (loss) attributable to common stockholders	$16,518	$(14,286)	215.6%
Net income attributable to redeemable noncontrolling interests	4,163	(1,894)	319.8%
Adjustments
Amortization of stock-based compensation	1,283	1,798	(28.6)%
Provision for (reversal of) credit losses	3,625	(420)	(963.1)%
Equity in (income) losses of equity method investments	(53)	2,000	(102.7)%
Unrealized (gains) or losses (1)	(15,861)	1,351	(1274.0)%
EAD	$9,675	$(11,451)	184.5%

EAD per Diluted Common Share (2)	$0.41	$(0.46)	189.8%

Adjustments
Amortization of premiums	2,262	27,874	(91.9)%
Accretion of discounts	(2,540)	(3,880)	34.5%
Depreciation and amortization of real estate investments	1,079	2,318	-53.5%
Amortization of deferred financing costs	12	12	—%
CAD	$10,488	$14,873	(29.5)%

CAD per Diluted Common Share (2)	$0.45	$0.60	(25.1)%

Weighted-average common shares outstanding - basic	17,516	17,264	1.5%
Weighted-average common shares outstanding - diluted	36,049	24,862	45.0%
Shares attributable to potential redemption of Series B Preferred	(12,652)	—	N/A
Adjusted weighted-average common shares outstanding - diluted (2)	23,397	24,862	(5.9)%
(1)Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(2)Starting in the second quarter of 2024, EAD per diluted common share, CAD per diluted common share and adjusted weighted average common shares outstanding - diluted do not include the dilutive effect of the potential redemption of Series B Preferred Stock for common shares. Prior periods have not been updated to reflect this adjustment because the dilutive effect of potential Series B Preferred redemptions were immaterial to prior periods. In the three months ended March 31, 2024, the adjusted weighted average common shares outstanding - diluted does not exclude the dilutive effect of the potential redemption of Series B Preferred Stock for common shares.

Book Value per Share / Unit
The following table calculates our book value per share (in thousands, except per share data):

	March 31, 2025	December 31, 2024
Common stockholders' equity	$302,829	$295,624
Shares of common stock outstanding at period end	17,644	17,461
Book value per share of common stock	$17.16	$16.93
Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	March 31, 2025	December 31, 2024
Common stockholders' equity	$302,829	$295,624
Redeemable noncontrolling interests in the OP	87,808	86,164
Total equity	$390,637	$381,788

Redeemable OP Units at period end	5,038	5,038
Shares of common stock outstanding at period end	17,644	17,461
Combined shares of common stock and redeemable OP Units	22,681	22,499
Combined book value per share / unit	$17.22	$16.97
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common stock investments, preferred stock investments, multifamily properties, promissory notes, revolving credit facilities and stock warrants with a combined unpaid principal balance of $1.5 billion as of March 31, 2025 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of March 31, 2025 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	Senior Loans
1	Senior Loan	2/11/2020	$8,010		$1,143	Various	Single-family	5.35%	5.28%	2.84
2	Senior Loan	2/11/2020	5,108		621	Various	Single-family	5.24%	5.04%	3.51
3	Senior Loan	2/11/2020	31,793		3,461	Various	Single-family	4.74%	4.71%	0.50
4	Senior Loan	2/11/2020	9,306		1,102	Various	Single-family	6.10%	5.83%	3.51
5	Senior Loan	2/11/2020	35,151		3,957	Various	Single-family	5.55%	5.28%	3.59
6	Senior Loan	2/11/2020	5,479		652	Various	Single-family	5.99%	5.72%	3.67
7	Senior Loan	2/11/2020	8,456		1,077	Various	Single-family	5.88%	5.66%	3.76
8	Senior Loan	2/11/2020	6,328		830	Various	Single-family	5.46%	5.28%	3.92
9	Senior Loan	2/11/2020	10,523		1,326	Various	Single-family	4.72%	4.68%	0.92
10	Senior Loan	1/26/2024	151,263	(5)	150,705	Cambridge, MA	Life Sciences	14.00%	14.05%	1.86
	Total		271,417		164,874			10.16%	10.11%	2.15

	CMBS B-Pieces
1	CMBS B-Piece	2/11/2020	13,268	(6)	3,022	Various	Multifamily	8.73%	8.73%	0.91
2	CMBS B-Piece	2/11/2020	28,581	(6)	7,185	Various	Multifamily	6.47%	6.47%	1.65
3	CMBS B-Piece	7/30/2020	16,310	(6)	4,055	Various	Multifamily	6.59%	6.59%	2.24
4	CMBS B-Piece	4/20/2021	16,344	(6)	4,008	Various	Multifamily	10.57%	10.57%	5.91
5	CMBS B-Piece	6/30/2021	108,303	(6)	23,246	Various	Multifamily	—%	9.08%	1.75

6	CMBS B-Piece	5/2/2022		28,203	(6)	6,553	Various	Multifamily	4.71%	5.04%	13.66
7	CMBS B-Piece	7/28/2022		53,785	(6)	13,230	Various	Multifamily	9.57%	9.57%	4.32
8	CMBS B-Piece	2/22/2024		30,869	(6)	6,453	Various	Multifamily	5.90%	6.69%	4.32
9	CMBS B-Piece	4/24/2024		31,931	(6)	7,413	Various	Multifamily	5.59%	6.39%	3.99
	Total			327,594		75,165			4.85%	8.03%	3.80

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020		17,590	(7)	311	Various	Multifamily	2.02%	18.22%	4.82
2	CMBS I/O Strip	8/6/2020		108,643	(7)	3,449	Various	Multifamily	2.98%	21.59%	5.24
3	CMBS I/O Strip	4/28/2021		63,556	(7)	980	Various	Multifamily	1.59%	21.48%	4.82
4	CMBS I/O Strip	5/27/2021		20,000	(7)	719	Various	Multifamily	3.38%	21.46%	5.15
5	CMBS I/O Strip	6/7/2021		4,266	(7)	72	Various	Multifamily	2.31%	29.17%	3.66
6	CMBS I/O Strip	6/11/2021		91,528	(7)	673	Various	Multifamily	1.13%	17.96%	4.15
7	CMBS I/O Strip	6/24/2021		22,302	(7)	326	Various	Multifamily	1.20%	19.60%	5.15
8	CMBS I/O Strip	8/10/2021		25,000	(7)	408	Various	Multifamily	1.89%	21.81%	5.07
9	CMBS I/O Strip	8/11/2021		6,942	(7)	266	Various	Multifamily	3.10%	17.80%	6.32
10	CMBS I/O Strip	8/24/2021		1,625	(7)	46	Various	Multifamily	2.61%	19.13%	5.82
11	CMBS I/O Strip	9/1/2021		34,625	(7)	662	Various	Multifamily	1.92%	20.59%	5.24
12	CMBS I/O Strip	9/11/2021		20,902	(7)	747	Various	Multifamily	2.95%	17.58%	6.49
13	CMBS I/O Strip	1/16/2025		15,000	(7)	1,491	Various	Multifamily	5.67%	14.60%	9.66
	Total			431,979		10,150			2.21%	20.06%	5.13

	Mezzanine Loans
1	Mezzanine	6/12/2020		7,500		7,500	Houston, TX	Multifamily	11.00%	11.00%	0.25
2	Mezzanine	10/20/2020		5,470		2,224	Wilmington, DE	Multifamily	7.50%	7.36%	4.09
3	Mezzanine	10/20/2020		10,380		4,260	White Marsh, MD	Multifamily	7.42%	7.26%	6.25
4	Mezzanine	10/20/2020		14,253		5,812	Philadelphia, PA	Multifamily	7.59%	7.44%	4.17
5	Mezzanine	10/20/2020		3,700		1,499	Daytona Beach, FL	Multifamily	7.83%	7.70%	3.51
6	Mezzanine	10/20/2020		12,000		4,922	Laurel, MD	Multifamily	7.71%	7.54%	6.01
7	Mezzanine	10/20/2020		3,000		1,231	Temple Hills, MD	Multifamily	7.32%	7.16%	6.34
8	Mezzanine	10/20/2020		1,500		616	Temple Hills, MD	Multifamily	7.22%	7.06%	6.34
9	Mezzanine	10/20/2020		5,540		2,252	Lakewood, NJ	Multifamily	7.33%	7.20%	4.09
10	Mezzanine	10/20/2020		6,829		2,771	North Aurora, IL	Multifamily	7.53%	7.40%	3.76
11	Mezzanine	10/20/2020		3,620		1,486	Rosedale, MD	Multifamily	7.42%	7.26%	6.25
12	Mezzanine	10/20/2020		9,610		3,944	Cockeysville, MD	Multifamily	7.42%	7.26%	6.25
13	Mezzanine	10/20/2020		7,390		3,033	Laurel, MD	Multifamily	7.42%	7.26%	6.25
14	Mezzanine	10/20/2020		2,135		865	Tyler, TX	Multifamily	7.74%	7.61%	3.51
15	Mezzanine	10/20/2020		1,190		483	Las Vegas, NV	Multifamily	7.71%	7.57%	3.92
16	Mezzanine	10/20/2020		3,310		1,346	Atlanta, GA	Multifamily	6.91%	6.78%	4.25
17	Mezzanine	10/20/2020		2,880		1,168	Des Moines, IA	Multifamily	7.89%	7.75%	3.59
18	Mezzanine	10/20/2020		4,010		1,626	Urbandale, IA	Multifamily	7.89%	7.75%	3.59
19	Mezzanine	11/18/2021		12,600		12,528	Irving, TX	Multifamily	15.36%	15.45%	3.67
20	Mezzanine	12/29/2021		7,760		7,752	Rogers, AR	Multifamily	15.30%	15.31%	0.30
21	Mezzanine	6/9/2022	(8)	4,500		4,497	Rogers, AR	Multifamily	15.30%	15.31%	0.19
22	Mezzanine	10/5/2022		4,030		4,007	Kirkland, WA	Multifamily	15.05%	15.14%	2.76
	Total			133,207		75,822			9.40%	9.31%	4.12

	Preferred Equity
1	Preferred Equity	5/29/2020	(9)	12,735		12,735	Houston, TX	Multifamily	11.00%	11.00%	5.09
2	Preferred Equity	9/29/2021		19,480		19,459	Holly Springs, NC	Life Science	10.00%	10.01%	0.50
3	Preferred Equity	12/28/2021		11,377		11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	6.92
4	Preferred Equity	1/14/2022		33,481		33,468	Vacaville, CA	Life Science	10.00%	10.00%	0.50
5	Preferred Equity	4/7/2022		3,903		3,876	Beaumont, TX	Self-Storage	14.36%	14.46%	5.42
6	Preferred Equity	6/8/2022		4,480		4,452	Temple, TX	Self-Storage	13.64%	13.73%	5.42
7	Preferred Equity	7/1/2022		10,000		9,957	Medley, FL	Self-Storage	11.00%	11.05%	2.25
8	Preferred Equity	8/10/2022		8,500		8,486	Plano, TX	Multifamily	—%	—%	0.44
9	Preferred Equity	9/30/2022		9,000		8,981	Fort Worth, TX	Multifamily	14.05%	14.08%	0.50

10	Preferred Equity	10/19/2022		10,371	10,433	Woodbury, MN	Life Science	10.00%	9.94%	0.50
11	Preferred Equity	2/10/2023		28,207	28,204	Forney, TX	Multifamily	11.00%	11.00%	3.00
12	Preferred Equity	2/24/2023		27,429	27,412	Richmond, VA	Multifamily	11.00%	11.01%	1.98
13	Preferred Equity	4/6/2023		10,519	10,592	Temecula, CA	Life Science	17.50%	17.38%	0.50
14	Preferred Equity	5/16/2023		17,526	17,401	Phoenix, AZ	Single-family	13.50%	13.60%	2.08
15	Preferred Equity	5/17/2023		4,192	4,153	Houston, TX	Life Science	13.00%	13.12%	0.73
16	Preferred Equity	6/28/2024		7,100	7,069	Knoxville, TN	Marina	13.00%	13.06%	3.59
17	Preferred Equity	1/31/2025		1,200	1,200	Houston, TX	Multifamily	14.00%	14.00%	3.01
	Total			219,500	219,255			11.13%	11.14%	2.11

	Common Equity
1	Common Stock	11/6/2020		N/A	29,289	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	26,685	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A	—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A	—	Richmond, VA	Multifamily	N/A	N/A	N/A
5	Common Equity	9/8/2023		N/A	—	Atlanta, GA	Multifamily	N/A	N/A	N/A
6	Common Equity	5/8/2024		N/A	—	Kirkland, WA	Multifamily	N/A	N/A	N/A
7	Membership Interest	4/9/2024		N/A	1,556	Various	Multifamily	N/A	N/A	N/A
	Total				57,530

	Preferred Stock
1	Preferred Stock	11/9/2023		N/A	18,949	Various	Life Science	10.50%	N/A	N/A
2	Preferred Stock	1/2/2025		N/A	55,013	Various	Life Science	16.50%	N/A	N/A
	Total				73,962

	Real Estate
1	Real Estate	12/31/2021	(10)	N/A	26,552	Charlotte, NC	Multifamily	N/A	N/A	N/A
2	Real Estate	10/10/2023	(11)	N/A	578	Atlanta, GA	Multifamily	N/A	N/A	N/A
	Total				27,130

	Promissory Note
1	Promissory Note	7/10/2024		3,500	3,500	Various	Single-family	15.00%	15.00%	0.28
	Total			3,500	3,500			15.00%	15.00%	0.28

	Revolving Credit Facility
1	Revolving Credit Facility	12/31/2024		148,600	136,019	Various	Life Science	13.50%	13.50%	2.75
	Total			148,600	136,019			13.50%	13.50%	2.75

	Stock Warrant
1	Stock Warrant	5/23/2024		N/A	42,573	Various	Life Sciences	N/A	N/A	N/A
	Total				42,573
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
(5)The Company reclassified this investment from a mezzanine loan to senior loan effective April 1, 2024 because there was and as of March 31, 2025 there is, no senior mortgage on the property collateralized by the loan.
(6)The CMBS B-Pieces are shown on an unconsolidated basis reflecting the value of our investments.
(7)The number shown represents the notional value on which interest is calculated for the CMBS I/O Strips. CMBS I/O Strips receive no principal payments and the notional value decreases as the underlying loans are paid off.
(8)The mezzanine loan term was extended effective April 9, 2025 to May 16, 2025.

(9)The Company, through the Subsidiary OPs, invested $1.1 million in the year ended December 31, 2024 in this preferred equity investment.
(10)Real Estate is a 204-unit multifamily property. As of March 31, 2025, the property was 96.1% occupied, with effective rent per occupied unit of $1,796 per month.
(11)Real Estate is a 280-unit multifamily property. As of March 31, 2025, the property was 98.2% occupied with effective rent per occupied unit of $1,597 per month.

The following table details overall statistics for our portfolio as of March 31, 2025 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Equity Investments	Real Estate Investments
Number of investments	85	20	55	7	2
Principal balance (1)	$1,152,310	$432,198	$720,112	N/A	N/A
Carrying value	$1,407,273	$431,148	$755,126	$57,531	$120,895
Weighted-average cash coupon	7.05%	10.03%	5.27%	N/A	N/A
Weighted-average all-in yield	9.32%	11.82%	7.89%	N/A	N/A
(1) Cost is used in lieu of notional value for CMBS I/O Strips.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, any potential obligations to fulfill unfunded commitments and dividend requirements for the twelve-month period following March 31, 2025.
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
Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:
Freddie Mac Credit Facilities
Prior to the Formation Transaction, two of our subsidiaries entered into the Credit Facility. Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of the Underlying Loans. No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of March 31, 2025, the outstanding balance on the Credit Facility was $109.7 million.
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
As discussed in Note 9 to our consolidated financial statements, we, through the OP and the Subsidiary OPs, have borrowed approximately $258.6 million under our repurchase agreements and posted approximately $737.4 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
The table below provides additional details regarding recent borrowings under the master repurchase agreements (in thousands):

	March 31, 2025
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	258,598	258,598	N/A	(5)	6.08%	0.03	737,391	351,142	343,101	4.6
(1)Weighted-average interest rate using unpaid principal balances.
(2)Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)CMBS are shown at fair value on an unconsolidated basis.
(4)Borrowings under these repurchase agreements are collateralized by portions of the CMBS B-Pieces and CMBS I/O Strips.
(5)The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly
At-The-Market Offering
On March 15, 2022, the Company, the OP and the Manager separately entered into Equity Distribution Agreements with each of Raymond James, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC, pursuant to which the Company may issue and sell from time to time under its ATM Program. The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of March 31, 2025, pursuant to the Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the ATM Program, see Note 11 to our consolidated financial statements.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) Selling Commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the offering and (ii) a Dealer Manager Fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of March 31, 2025, the Company has sold 8,485,120 shares of Series B Preferred Stock for total gross proceeds of $207.3 million.
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
Other Potential Sources of Financing
We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of March 31, 2025, our cash and cash equivalents were $19.2 million.
Cash Flows
The following table presents selected data from our Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	For the Three Months Ended March 31, 2025
	2025	2024
Net cash provided by operating activities	$16,039	$17,711
Net cash provided by investing activities	71,281	545,411
Net cash (used in) financing activities	(70,885)	(560,484)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,435	2,638
Cash, cash equivalents and restricted cash, beginning of period	7,053	16,649
Cash, cash equivalents and restricted cash, end of period	$23,488	$19,287
Cash flows from operating activities. During the three months ended March 31, 2025, net cash provided by operating activities was $16.0 million compared to net cash provided by operating activities of $17.7 million for the three months ended March 31, 2024. This decrease primarily relates to the change in unrealized gains on investments held at fair value.
Cash flows from investing activities. During the three months ended March 31, 2025, net cash provided by investing activities was $71.3 million compared to net cash provided by investing activities of $545.4 million for the three months ended March 31, 2024. This decrease was primarily due to a decrease in proceeds from payments received on mortgage loans held for investment.
Cash flows from financing activities. During the three months ended March 31, 2025, net cash used in financing activities was $70.9 million compared to net cash used in financing activities of $560.5 million for the three months ended March 31, 2024. The increase primarily relates to a decrease of principal repayments on borrowings under secured financing agreements.

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
We are also a “smaller reporting company” as defined under the Exchange Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an “emerging growth company.”
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
We will make dividend payments to holders of our common stock based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair-value adjustments, differences in premium amortization and discount accretion and non-deductible G&A expenses. Our quarterly dividends per share of our common stock may be substantially different than our quarterly taxable earnings and GAAP earnings per share. On November 21, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which was paid on January 6, 2025 to stockholders of record as of December 24, 2024. On December 12, 2024, our Board declared a Series A Preferred Stock dividend to Series A Preferred stockholders of $0.53125 per share, which was paid on January 25, 2025, to Series A Preferred stockholders of record as of January 12, 2025. On December 23, 2024, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which was paid on February 5, 2025, to Series B Preferred stockholders of record as of January 24, 2025. On January 15, 2025, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875, which was paid on March 5, 2025, to Series B Preferred stockholders of record as of February 25, 2025. On February 19, 2025, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875, which was paid on April 7, 2025, to Series B Preferred stockholders of record as of March 25, 2025. Our Board declared the first quarterly dividend to common stockholders of $0.50 per share on February 24, 2025, which was paid on March 31, 2025, to common stockholders of record as of March 14, 2025. On February 24, 2025, our Board declared a Series A Preferred dividend to Series A Preferred stockholders of $0.53125 per share, which was paid on April 25, 2025, to Series A Preferred stockholders of record as of April 15, 2025. On March 20, 2025, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875, which was paid on May 5, 2025, to Series B Preferred stockholders of record as of April 25, 2025. On March 20, 2025, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which will be paid on June 5, 2025, to Series B Preferred stockholders of record as of May 23, 2025. On March 20, 2025, our Board declared a Series B Preferred Stock dividend to Series B Preferred stockholders of $0.1875 per share, which will be paid on July 7, 2025, to Series B Preferred stockholders of record as of June 25, 2025.

Off-Balance Sheet Arrangements
As of March 31, 2025, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
On December 8, 2022, the Co-Guarantors, as guarantors, entered into the NSP Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of March 31, 2025. As of March 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends was $12.5 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.90% of the guaranteed amount equal to $10.7 million.
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
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $6.5 million was unfunded as of March 31, 2025. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return IRR hurdle as shown below. There was no value ascribed to the common interest as of March 31, 2025. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of March 31, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of March 31, 2025.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of March 31, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $1.3 million was unfunded as of March 31, 2025.
SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and matures on July 10, 2025. The Company funded $0.5 million, $2.0 million and $1.0 million on October 31, 2024, November 7, 2024 and November 30, 2024, respectively. The Company's maximum commitment under the loan is $5.0 million, of which $1.5 million was unfunded as of March 31, 2025.
On January 26, 2024, the Company, through OP IV, along with OSL, entered into the Alewife Loan whereby it made a loan in the maximum principal amount of up to $218.0 million to Alewife Holdings, which is solely owned by

IQHQ, L.P. The Company has an ownership interest in the preferred stock in IQHQ, who is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P. The loan is secured by a first mortgage with a first lien position and other security interests.
On May 10, 2024, OP IV, NXDT OP and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to 9% of the Alewife Loan to NXDT OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned $7.5 million interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, under the Assignment Agreement, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, NXDT OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by NXDT OP and OSL, respectively. OP IV is required to fund any amounts not funded by OSL and NXDT OP. At any time that NXDT OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, NXDT OP and OSL have the option upon notice to OP IV to pay to OP IV any amount of such unfunded amount. Upon such payment, NXDT OP or OSL would become entitled to all interest and fees accrued on the amount paid to OP IV on and after the date of such payment. The Company's expected maximum commitment under the Alewife Loan is $203.0 million, of which $44.2 million was unfunded as of March 31, 2025.
On May 23, 2024, Bridge Investor I entered into the Bridge Purchase Agreement whereby IQHQ, L.P. issued and sold to Bridge Investor I the IQHQ Promissory Note with a purchase commitment of $150.0 million. The IQHQ Promissory Note bore interest at 16.5%, which was payable in kind, and matured on May 23, 2025. The IQHQ Promissory Note would automatically convert into Series E of IQHQ upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Bridge Purchase Agreement, IQHQ Holdings also issued and sold the IQHQ Bridge Warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ. The IQHQ Bridge Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Bridge Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation.
In connection with the Bridge Purchase Agreement, the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers had a right to fund up to specified amounts of the IQHQ Promissory Note and the IQHQ Bridge Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser had the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser and NXDT OP had the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, was required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement. On December 2, 2024, the IQHQ Promissory Note was fully funded. The Company funded $148.6 million and the IQHQ Participating Purchasers funded $1.4 million.
On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock entered into the IQHQ Revolving Loan whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150 million of the principal amount of the IQHQ Promissory Note and the full $150 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, payable in kind. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on December 31, 2027, the maturity date of the IQHQ Revolving Loan. The Company holds 49.533% of the revolving commitment under the IQHQ Revolving Loan.
In connection with the IQHQ Revolving Loan, on December 31, 2024, Bridge Investor I entered into the IQHQ Subscription Agreement whereby Bridge Investor I committed to purchase $160.1 million of Series E of IQHQ. Pursuant to the IQHQ Subscription Agreement, the full $10.1 million of the interest accrued on the IQHQ Promissory Note was substituted and exchanged for a deemed funding of $10.1 million under the IQHQ Subscription Agreement. In connection with the IQHQ Subscription Agreement, on December 31, 2024, Bridge Investor I also entered into the IQHQ Warrant Purchase Agreement whereby IQHQ Holdings issued and sold the IQHQ Series E Warrant. The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Series E

Warrant is exercisable, in whole or in part, at any time, for ten years, unless there is an earlier change of control, initial public offering or liquidation.
In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the Company, through certain subsidiaries, along with the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the Series E of IQHQ commitment and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, NXDT OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, would be required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay the Company or NXDT OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to the Company or NXDT OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement.
IQHQ Holdings is the sole common stockholder of IQHQ, and the IQHQ Participating Purchasers own common equity in IQHQ Holdings and/or IQHQ, L.P. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, which is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.
The loan participation was considered a transfer of the IQHQ Promissory Note and the IQHQ Bridge Warrant and is considered a transfer of the Series E of IQHQ and the IQHQ Series E Warrant qualified as a sale under ASC 860, Transfers and Servicing, as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. The IQHQ Promissory Note was classified as Loans, held-for-investment, net, the Series E of IQHQ is classified as preferred stock and the IQHQ Bridge Warrant is classified as Stock warrant investments. The IQHQ Bridge Warrant is accounted for as investments in equity securities under ASC 321, Investments – Equity Securities, and the Company elected to use the measurement alternative to measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.
As of March 31, 2025, the Company has funded $55.0 million of IQHQ Subscription Agreement, with an unfunded commitment balance of $105.0 million.
The table below shows the Company's unfunded commitments by investment type as of March 31, 2025 and December 31, 2024 (in thousands):

Investment Type	March 31, 2025	December 31, 2024
	Unfunded Commitments	Unfunded Commitments
Loans	$45,737	$64,217
Preferred Equity	6,474	7,874
Common Equity	2,536	2,536
Preferred Stock	104,987	150,000
	$159,735	$224,627
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets and requires the use of a CECL model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases and off-balance sheet credit exposures (such as loan commitments, standby letters of credit and financial guarantees not accounted for as insurance) and requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect.
We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The cumulative effect of adoption of ASU 2016-13 as of January 1, 2023 was a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2025 was $1.4 million. The provision for credit losses of $3.6 million for the three months ended March 31, 2025 is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $5.0 million as of March 31, 2025.
Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.
Valuation of Common Equity and Preferred Stock
As of March 31, 2025, the Company owns approximately 25.6% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the three months ended March 31, 2025, the unrealized loss related to the change in fair value estimate is $1.2 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.
As of March 31, 2025, the Company owns approximately 6.3% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the three months ended March 31, 2025, the unrealized loss related to the change in fair value estimate is $0.2 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.
As of March 31, 2025, the Company owns approximately 98.0% of the total outstanding common equity of each of RFGH and RTB, 12.3% of the total outstanding common equity of SK Apartments, and 79.1% of the total outstanding membership interests of CAP. The Company holds these equity method investments based on the Company's proportionate share of income (losses) for the three months ended March 31, 2025. See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments.
As of March 31, 2025, the Company owns 9.5% of the total outstanding shares of the Series D-1 preferred stock in IQHQ. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ.
As of March 31, 2025, the Company owns 38.3% of the total outstanding shares of the Series E Preferred Stock in IQHQ. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ.
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
REIT Tax Election
We elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2025 and March 31, 2024. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 27, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1*	Assignment and Assumption and Co-Lender Agreement, effective as of January 2, 2025, by and between NREF OP IV, L.P. and The Ohio State Life Insurance Company
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	President (Principal Executive Officer)	May 9, 2025
Jim Dondero

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 9, 2025
Paul Richards