Form 10-Q
period 2025-06-30
NexPoint Real Estate Finance, Inc.
filed 2025-08-07
CIK 1786248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2025, the registrant had 17,721,828 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.
Form 10-Q
Quarter Ended June 30, 2025
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
iii

PART I
Item 1. Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,056	$3,877
Restricted cash	4,682	3,176

Net Operating Real Estate Investments	64,718	121,836
Net Real Estate held for sale	56,043	—
Total Net Real Estate Investments	120,761	121,836

Loans, held-for-investment, net ($24,047 and $28,036 with related parties, respectively) (1)	474,203	497,544
Common stock investments, at fair value ($24,703 and $30,467 with related parties, respectively)	50,816	57,389
Equity method investments ($1,539 and $1,504 with related parties, respectively)	1,539	1,504
Mortgage loans, held-for-investment, net (2)	279,587	263,395
Preferred stock investments, at fair value	113,423	18,949
Accrued interest and dividends	49,360	41,208
Mortgage loans held in variable interest entities, at fair value	4,186,717	4,343,359
CMBS structured pass-through certificates, at fair value	44,122	34,979
Stock warrant investments, at fair value	65,634	27,400
Accounts receivable and other assets	2,480	1,457
TOTAL ASSETS	$5,402,380	$5,416,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net ($9,940 and $9,869 with related parties, respectively)	$233,908	$235,769
Master repurchase agreements	260,947	243,454
Unsecured notes, net ($6,500 and $6,500 with related parties, respectively)	221,802	221,001
Mortgages payable, net	63,500	95,464
Mortgages payable held for sale, net	31,824	—
Accounts payable and other accrued liabilities	12,376	9,458
Accrued interest payable	11,507	10,020
Bonds payable held in variable interest entities, at fair value	3,883,947	4,029,214
Total Liabilities	4,719,811	4,844,380

Redeemable Series B Preferred stock, $0.01 par value: 16,000,000 shares authorized; 11,012,369 and 6,695,715 shares issued and outstanding, respectively	245,607	149,045
Redeemable noncontrolling interests in the OP	88,727	86,164

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	3,297	3,255

Noncontrolling interest in subsidiary	95	95
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 1,645,000 shares issued and outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,721,828 and 17,461,129 shares issued and outstanding, respectively	177	174
Additional paid-in capital	389,300	387,892
Retained earnings (accumulated deficit)	(44,650)	(54,948)
Total Stockholders' Equity	348,235	336,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,402,380	$5,416,073
(1) Includes credit allowance of $9.3 million and $0.8 million, respectively
(2) Includes credit allowance of $1.0 million and $0.6 million, respectively
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income (loss)
Interest income (1)	$22,838	$18,233	$44,881	$16,659
Interest expense	(10,769)	(11,493)	(21,303)	(22,733)
Total net interest income (loss)	12,069	6,740	23,578	(6,074)
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	789	12,916	7,873	21,332
Change in unrealized gain (loss) on CMBS structured pass-through certificates	660	461	1,832	421
Change in unrealized gain (loss) on common stock investments	(5,160)	(1,771)	(6,574)	(2,642)
Change in unrealized gain (loss) on preferred stock and stock warrant investments	23,022	38	38,195	102
Change in unrealized gain (loss) on MSCR Notes	—	2	—	(13)
Change in unrealized gain (loss) on mortgage backed securities	—	175	—	615
Reversal of (provision for) credit losses	(5,284)	2	(8,909)	422
Dividend income	4,036	501	6,035	1,001
Other income (loss)	52	414	(18)	488
Realized gain	—	471	—	471
Loss on extinguishment of debt	(127)	(184)	(172)	(184)
Equity in losses of equity method investments	(1,017)	(892)	(964)	(2,892)
Revenues from consolidated real estate owned	2,502	2,035	4,911	4,246
Total other income (loss)	$19,473	$14,168	$42,209	$23,367
Operating expenses
General and administrative expenses	3,763	3,179	6,275	7,366
Loan servicing fees	374	350	695	917
Management fees	1,563	897	2,974	1,732
Expenses from consolidated real estate owned	3,571	4,368	7,610	9,805
Total operating expenses	$9,271	$8,794	$17,554	$19,820
Net income (loss)	22,271	12,114	48,233	(2,527)
Net (income) loss attributable to Series A preferred stockholders	(874)	(874)	(1,748)	(1,748)
Net (income) loss attributable to Series B preferred stockholders	(5,675)	(1,477)	(10,082)	(2,142)
Net (income) loss attributable to redeemable noncontrolling interests	(3,437)	(2,275)	(7,601)	(382)
Net income (loss) attributable to common stockholders	$12,285	$7,488	$28,802	$(6,799)

Weighted-average common shares outstanding - basic	17,712	17,422	17,615	17,343
Weighted-average common shares outstanding - diluted	39,460	27,788	37,349	26,399

Earnings (loss) per share outstanding - basic	$0.69	$0.43	$1.64	$(0.39)
Earnings (loss) per share outstanding - diluted	$0.54	$0.40	$1.24	$(0.39)

Dividends declared per common share	$0.5000	$0.5000	$1.0000	$1.0000

(1)     Includes $25.0 million related to accelerated amortization of the premium associated with the prepayment on a senior loan in the first quarter of 2024.

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

Six Months Ended June 30, 2025	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2024	1,645,000	$16	17,461,129	$174	$387,892	$(54,948)	$3,255	$95	$336,484
Vesting of stock-based compensation	—	—	260,699	3	1,408	—	—	—	1,411
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	42	—	42
Net income attributable to Series A preferred stockholders	—	—	—	—	—	1,748	—	—	1,748
Net income attributable to common stockholders	—	—	—	—	—	28,802	—	—	28,802
Series A preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(1,748)	—	—	(1,748)
Common stock dividends declared ($1.0000 per share)	—	—	—	—	—	(18,504)	—	—	(18,504)
Balances, June 30, 2025	1,645,000	$16	17,721,828	$177	$389,300	$(44,650)	$3,297	$95	$348,235

Three Months Ended June 30, 2025	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, March 31, 2025	1,645,000	$16	17,643,526	$176	$387,683	$(47,536)	$3,273	$95	$343,707
Vesting of stock-based compensation	—	—	78,302	1	1,617	—	—	—	1,618
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	24	—	24
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	12,285	—	—	12,285
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,399)	—	—	(9,399)
Balances, June 30, 2025	1,645,000	$16	17,721,828	$177	$389,300	$(44,650)	$3,297	$95	$348,235

Six Months Ended June 30, 2024	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2023	1,645,000	$16	17,231,913	$172	$395,737	$(35,821)	$(4,195)	$(8,567)	$—	$95	$347,437
Vesting of stock-based compensation	—	—	229,216	2	2,096	—	—	—	—	—	2,098
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	3,177	—	3,177
Cancellation of common and preferred stock held in treasury	—	—	—	—	(12,762)	—	4,195	8,567	—	—	—
Net income attributable to Series A preferred stockholders	—	—	—	—	—	1,748	—	—	—	—	1,748
Net loss attributable to common stockholders	—	—	—	—	—	(6,799)	—	—	—	—	(6,799)
Series A preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(1,748)	—	—	—	—	(1,748)
Common stock dividends declared ($1.0000 per share)	—	—	—	—	—	(18,439)	—	—	—	—	(18,439)
Balances, June 30, 2024	1,645,000	$16	17,461,129	$174	$385,071	$(61,059)	$—	$—	$3,177	$95	$327,474

Three Months Ended June 30, 2024	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, March 31, 2024	1,645,000	$16	17,306,257	$173	$397,165	$(59,318)	$(4,195)	$(8,567)	$1,713	$95	$327,082
Vesting of stock-based compensation	—	—	154,872	1	668	—	—	—	—	—	669
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	1,464	—	1,464
Cancellation of common and preferred stock held in treasury	—	—	—	—	(12,762)	—	4,195	8,567	—	—	—
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	7,488	—	—	—	—	7,488
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,229)	—	—	—	—	(9,229)
Balances, June 30, 2024	1,645,000	$16	17,461,129	$174	$385,071	$(61,059)	$—	$—	$3,177	$95	$327,474

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$48,233	$(2,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums	4,820	29,556
Accretion of discounts	(5,101)	(7,573)
Depreciation and amortization of real estate investment	1,693	3,400
Amortization of deferred financing costs	24	24
Provision for (reversal of) credit losses	8,909	(422)
Net change in unrealized (gain) loss on investments held at fair value	(29,567)	5,203
Equity in (income) losses of unconsolidated equity method ventures	964	2,892
Net realized (gain) loss	84	(6,669)
Stock-based compensation expense	2,971	3,252
Payment in kind income	(6,355)	(7,296)
Loss on extinguishment of debt	172	184
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(8,152)	(5,468)
Accounts receivable and other assets	(805)	(5,457)
Accrued interest payable	1,487	647
Accounts payable, accrued expenses and other liabilities	(20)	462
Net cash provided by operating activities	19,357	10,208

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	191,438	248,922
Proceeds from payments received on mortgage loans held for investment	39,671	512,274
Originations of mortgage loans, held-for-investment, net	(25,182)	(93,425)
Originations of loans, held-for-investment, net	(8,404)	(93,943)
Purchases of preferred stock and stock warrants	(94,513)	(15,220)
Purchases of equity method investments	(1,000)	(2,892)
Purchases of CMBS securitizations	(11,590)	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	—	(53,654)
Sales of CMBS securitizations held in variable interest entities, at fair value	—	61,961
Purchases of mortgage backed securities, at fair value	—	(44,396)
Sale of mortgage backed securities, at fair value	—	77,851
Additions to real estate investments	(836)	(471)
Net cash provided by investing activities	89,584	597,007

Cash flows from financing activities
Borrowings under secured financing agreements	46,084	84,311
Principal repayments on borrowings under secured financing agreements	(48,142)	(479,085)
Distributions to bondholders of variable interest entities	(180,095)	(237,723)
Borrowings under master repurchase agreements	27,274	83,393
Principal repayments on borrowings under master repurchase agreements	(9,781)	(106,256)
Proceeds received from unsecured promissory note	—	6,500
Principal repayment on unsecured promissory note	—	(600)
Borrowings under bridge facility	—	19,900
Bridge facility repayments	—	(20,000)
Proceeds from the issuance of Series B preferred stock through public offering, net of offering costs	96,562	60,592
Principal repayments on mortgages payable	(164)	(116)
Payments for taxes related to net share settlement of stock-based compensation	(1,560)	(1,152)
Dividends paid to common stockholders	(17,627)	(17,384)
Dividends paid to Series A preferred stockholders	(1,748)	(1,748)
Dividends paid to Series B preferred stockholders	(8,021)	(2,142)
Distributions to redeemable noncontrolling interests in the OP	(5,038)	(5,038)
Net cash used in financing activities	(102,256)	(616,548)

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,685	(9,333)
Cash, cash equivalents and restricted cash, beginning of period	7,053	16,649
Cash, cash equivalents and restricted cash, end of period	$13,738	$7,316

Supplemental Disclosure of Cash Flow Information
Interest paid	19,816	22,086
Supplemental Disclosure of Noncash Investing and Financing Activities
Increase in dividends payable upon vesting of restricted stock units	877	1,055
Consolidation of mortgage loans and bonds payable held in variable interest entities	—	1,276,923
Consolidation of noncontrolling interest in CMBS variable interest entities	42	3,177
Deconsolidation of mortgage loans and bonds payable held in variable interest entities	—	(1,331,412)
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage and life science sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of June 30, 2025, the Company holds approximately 83.82% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owns all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).
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
General
In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC, these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited Consolidated Financial Statements, which are included in the Company’s Annual Report. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 and future fiscal years.
Basis of Accounting
The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2025.
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
Principles of Consolidation
The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2025, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
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
On the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.
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
The following table summarizes our expected credit loss reserve for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Balances, December 31,	$(1,377)	$(2,100)
(Provision for) reversal of credit losses	(8,909)	422
Balance at June 30,	$(10,286)	$(1,678)

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
Reclassification of Prior Year Activity on the Consolidated Statement of Cash Flows
Certain reclassifications have been made within the consolidated statements of cash flows to the purchases of preferred stock and warrant investments for the six months ended June 30, 2024.

3. Loans Held for Investment, Net
The Company’s investments in mortgage loans, mezzanine loans, preferred equity, promissory notes and revolving credit facilities are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity, promissory notes and revolving credit facilities are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of June 30, 2025 and December 31, 2024, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
June 30, 2025
Mortgage loans, held-for-investment	$277,752	$279,587	10	43.13%	10.26%	1.89
Mezzanine loans, held-for-investment	128,572	130,088	21	77.53%	9.39%	4.08
Preferred equity, held-for-investment	214,915	205,807	17	45.29%	10.86%	1.93
Promissory notes, held-for-investment	1,564	1,562	1	100.00%	15.00%	1.03
Revolving credit facility, held-for-investment	148,600	136,746	1	100.00%	13.50%	2.50
	$771,403	$753,790	50	60.54%	10.92%	2.38

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2024
Mortgage loans, held-for-investment	$260,901	$263,395	10	46.23%	9.99%	2.41
Mezzanine loans, held-for-investment	133,207	134,870	22	78.31%	9.41%	4.35
Preferred equity, held-for-investment	224,423	223,653	16	42.43%	11.92%	2.27
Promissory notes, held-for-investment	4,000	3,992	2	100.00%	14.69%	0.49
Revolving credit facility, held-for-investment	148,600	135,029	1	100.00%	13.50%	3.00
	$771,131	$760,939	51	61.31%	11.15%	2.81
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

For the six months ended June 30, 2025 and 2024, the loans held for investment, net and preferred equity portfolio activity was as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Balances, December 31,	$760,939	$1,004,880
Originations	33,586	187,368
Proceeds from principal repayments	(39,671)	(512,274)
PIK distribution reinvested in Preferred Units	6,355	7,296
Amortization of loan premium, net (1)	1,490	(24,845)
(Provision for) reversal of credit losses	(8,909)	422
Balance at June 30,	$753,790	$662,847
(1)Includes net amortization of loan purchase premiums.
As of June 30, 2025 and December 31, 2024, there were $7.3 million and $8.8 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.
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

	June 30, 2025
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	48	732,795	97.21%
4	1	12,501	1.66%
5	1	8,494	1.13%
	50	$753,790	100.00%

Risk Rating	December 31, 2024
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	49	739,960	97.24%
4	2	20,979	2.76%
5	—	—	—
	51	$760,939	100.00%
Our loan portfolio had a weighted-average risk rating of 3.0 as of June 30, 2025, and 3.0 as of December 31, 2024.

The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of June 30, 2025 and December 31, 2024 (dollars in thousands):

June 30, 2025
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2025	2024	2023	2022	2021	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	48	750,303	1,199	302,343	79,723	71,471	40,588	237,471	732,795
4	1	12,600	—	—	—	—	12,501	—	12,501
5	1	8,500	—	—	—	8,494	—	—	8,494
	50	$771,403	$1,199	$302,343	$79,723	$79,965	$53,089	$237,471	$753,790
(1)Represents the date a loan was originated or acquired.

December 31, 2024
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2024	2023	2022	2021	2020	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	49	750,031	284,958	94,446	74,658	38,067	19,812	228,019	739,960
4	2	21,100	—	—	8,479	12,500	—	—	20,979
5	—	—	—	—	—	—	—	—	—
	51	$771,131	$284,958	$94,446	$83,137	$50,567	$19,812	$228,019	$760,939
(1)Represents the date a loan was originated or acquired.
The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	June 30, 2025	December 31, 2024
Massachusetts	25.43%	22.68%
Texas	16.34%	16.39%
Georgia	11.00%	8.68%
Maryland	8.57%	8.61%
California	5.64%	8.55%
Virginia	5.35%	5.15%
Florida	4.49%	5.15%
Other (21 and 21 states each at <4%)	23.18%	24.79%
	100.00%	100.00%

Collateral Property Type	June 30, 2025	December 31, 2024
Life Science	35.20%	34.98%
Multifamily	33.52%	34.57%
Single Family Rental	27.11%	26.57%
Self-Storage	2.96%	2.73%
Marina	1.21%	1.15%
	100.00%	100.00%
4. CMBS Trusts
As of June 30, 2025, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.
The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	June 30, 2025	December 31, 2024
Mortgage loans held in variable interest entities, at fair value	$4,186,717	$4,343,359
Accrued interest receivable	3,013	3,877

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(3,883,947)	(4,029,214)
Accrued interest payable	(2,401)	(3,212)
The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net interest earned	$5,720	$13,500	$11,839	$18,860
Realized gain (loss)	(130)	2,322	(84)	6,198
Unrealized gain (loss)	(4,801)	(2,906)	(3,882)	(3,726)
Change in net assets related to consolidated CMBS variable interest entities	$789	$12,916	$7,873	$21,332

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	June 30, 2025	December 31, 2024
Texas	17.22%	16.54%
Colorado	9.82%	10.99%
Washington	9.61%	9.24%
California	8.69%	9.26%
Florida	7.98%	7.65%
Georgia	5.38%	5.16%
New York	5.07%	4.87%
North Carolina	4.94%	4.74%
Other (28 and 32 states each at <4%)	31.29%	31.55%
	100.00%	100.00%

Collateral Property Type	June 30, 2025	December 31, 2024
Multifamily	100.00%	99.57%
Manufactured Housing	—%	0.43%
	100.00%	100.00%
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
The Company owns approximately 6.3% of the total outstanding shares of common stock of a private ground lease REIT (the "Private REIT") as of June 30, 2025. The Company elected the fair value option in accordance with ASC 825-10-10 for the Private REIT.
The investment in the Private REIT is a Level 3 asset in the fair value hierarchy. As of June 30, 2025, the Company valued this investment based on the Private REIT's market approach price of $18.73 per share.

The following table presents "Common stock investments, at fair value" as of June 30, 2025 and December 31, 2024, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$24,703	$30,467
Private REIT	4/14/2022	Ground lease	1,394,213	1,394,213	26,113	26,922
The following table presents “Change in unrealized gain (loss) on common stock investments” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Change in unrealized gain (loss) on NexPoint Storage Partners	$(4,587)	$(1,088)	$(5,765)	$(453)
Change in unrealized gain (loss) on Private REIT	(573)	(683)	(809)	(2,189)
Change in unrealized gain (loss) on common stock investments	$(5,160)	$(1,771)	$(6,574)	$(2,642)

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
Preferred Stock Investments, at fair value
On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc. ("IQHQ"), a privately held life sciences real estate investment trust. The Series D-1 dividend accumulates quarterly at a 10.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 11.8% of the total outstanding shares of the Series D-1 as of June 30, 2025.
The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of June 30, 2025, the Company valued this investment at par, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.
On January 2, 2025, the Company invested in the Series E preferred stock ("Series E") of IQHQ through the IQHQ Subscription Agreement (as defined in Note 15). The Series E dividend accumulates quarterly at a 16.5% dividend rate per annum. The Series E are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 46.1% of the total outstanding shares of the Series E as of June 30, 2025.
The investment in the Series E is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of June 30, 2025, the Company valued the investment at par as there is a continuous offering open.
The following table presents "Preferred stock and warrant investments, at fair value" as of June 30, 2025 and December 31, 2024, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Preferred Stock
IQHQ Series D Preferred Stock	11/9/2023	Life Science	18,949	18,949	$18,532	$18,949
IQHQ Series E Preferred Stock	1/2/2025	Life Science	94,513	—	94,891	—
Warrants
IQHQ, Inc.	5/23/2024	Life Science	30,386,058	13,699,840	65,634	27,400
The following table presents “Change in unrealized gain (loss) on preferred stock and warrant investments” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Change in unrealized gain on preferred stock investments	$15,008	$38	$30,181	$102
Change in unrealized gain on warrants	8,014	—	8,014	—
Change in unrealized gain on preferred stock and warrant investments	$23,022	$38	$38,195	$102

6. Unconsolidated Variable Interest Entities
Unconsolidated VIEs
The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
As of June 30, 2025, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Accounting Treatment	Percentage Ownership as of June 30, 2025	Relationship as of June 30, 2025

Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	Fair Value	25.6%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Private REIT	Common Stock	Ground lease	Fair Value	6.3%	VIE
SK Apartments	Common Equity	Multifamily	Equity Method	12.3%	VIE
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	Equity Method	79.1%	VIE
The Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $24.7 million NSP common stock investment. The Company's maximum exposure to loss of value for CAP is the $1.5 million carrying value. The Company's maximum exposure to loss of value for the Private REIT investment is the fair value of the Company's $26.1 million Private REIT common stock investment.
7. CMBS Structured Pass-Through Certificates
As of June 30, 2025, the Company held fourteen CMBS interest only strips ("CMBS I/O Strips") at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. Multifamily structured credit risk notes ("MSCR Notes") are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties.
The following table presents the CMBS I/O Strips as of June 30, 2025 (in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,288	Multifamily	2.02%	19.32%	1/25/2030
CMBS I/O Strip	8/6/2020	13,168	Multifamily	2.98%	22.51%	6/25/2030
CMBS I/O Strip	4/28/2021	3,853	Multifamily	1.59%	22.47%	1/25/2030
CMBS I/O Strip	5/27/2021	2,788	Multifamily	3.38%	22.41%	5/25/2030
CMBS I/O Strip	6/7/2021	299	Multifamily	2.31%	31.11%	11/25/2028
CMBS I/O Strip	6/11/2021	1,770	Multifamily	1.37%	21.95%	5/25/2029
CMBS I/O Strip	6/21/2021	736	Multifamily	—%	—%	5/25/2030
CMBS I/O Strip	8/10/2021	1,793	Multifamily	1.89%	22.79%	4/25/2030
CMBS I/O Strip	8/11/2021	1,052	Multifamily	3.10%	18.43%	7/25/2031
CMBS I/O Strip	8/24/2021	189	Multifamily	2.66%	20.31%	1/25/2031
CMBS I/O Strip	9/1/2021	2,767	Multifamily	1.92%	21.49%	6/25/2030
CMBS I/O Strip	9/11/2021	3,016	Multifamily	2.95%	18.18%	9/25/2031
CMBS I/O Strip	1/16/2025	5,726	Multifamily	5.67%	14.81%	11/25/2034
CMBS I/O Strip	4/24/2025	5,677	Multifamily	5.69%	15.58%	4/25/2034
Total		$44,122		3.32%	19.72%
(1)Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents the CMBS I/O Strips as of December 31, 2024 (in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,395	Multifamily	2.02%	16.62%	1/25/2030
CMBS I/O Strip	8/6/2020	14,188	Multifamily	2.98%	20.73%	6/25/2030
CMBS I/O Strip	4/28/2021	4,175	Multifamily	1.59%	20.52%	1/25/2030
CMBS I/O Strip	5/27/2021	2,972	Multifamily	3.38%	20.56%	5/25/2030
CMBS I/O Strip	6/7/2021	330	Multifamily	2.31%	27.43%	11/25/2028
CMBS I/O Strip	6/11/2021	1,581	Multifamily	0.61%	9.13%	5/25/2029
CMBS I/O Strip	6/21/2021	1,001	Multifamily	1.15%	19.71%	5/25/2030
CMBS I/O Strip	8/10/2021	1,925	Multifamily	1.89%	20.89%	4/25/2030
CMBS I/O Strip	8/11/2021	1,104	Multifamily	3.10%	17.20%	7/25/2031
CMBS I/O Strip	8/24/2021	199	Multifamily	2.61%	18.42%	1/25/2031
CMBS I/O Strip	9/1/2021	2,947	Multifamily	1.92%	19.72%	6/25/2030
CMBS I/O Strip	9/11/2021	3,162	Multifamily	2.95%	17.01%	9/25/2031
Total		$34,979		2.49%	19.50%
(1)Current yield is the annualized income earned divided by the cost basis of the investment

The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net interest earned	$194	$563	$(19)	$1,227
Change in unrealized gain (loss) on CMBS structured pass-through certificates	660	461	1,832	421
Change in unrealized gain (loss) on MSCR Notes	—	2	—	(13)
Change in unrealized gain (loss) on mortgage backed securities	—	175	—	615
Total	$854	$1,201	$1,813	$2,250
8. Real Estate Investments, net
On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina (Hudson Montford). On June 4, 2025, the Company entered into a purchase agreement with NexBank Capital, Inc. ("NexBank Capital") for the sale of Hudson Montford. Subsequent to June 30, 2025, the Company completed the sale of Hudson Montford for $60.0 million. A director and officer of the Company, who controls the Manager, which externally manages the Company, also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Manager and directly owns 100% of the general partnership interests in the parent of the Manager and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank. For more information on the sale, see Note 17.
On October 10, 2023, the Company exercised its right to terminate and replace the existing manager of SPG Alexander JV LLC, which owns a 280-unit multifamily property in Atlanta, Georgia (Alexander at the District).

As of June 30, 2025, the components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Alexander at the District	$7,806	$59,662	$—	$16	$1,333	$68,817
Accumulated depreciation and amortization	—	(3,506)	—	—	(593)	(4,099)
Net Operating Real Estate Investments	$7,806	$56,156	$—	$16	$740	$64,718

Net Real Estate held for sale	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$50,276	$—	$—	$1,113	$62,385
Accumulated depreciation and amortization	—	(5,594)	—	—	(748)	(6,342)
Net Real Estate held for sale	$10,996	$44,682	$—	$—	$365	$56,043
As of December 31, 2024, the components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$50,204	$—	$—	$1,018	$62,218
Alexander at the District	7,806	59,331	—	2	1,229	68,368
Accumulated depreciation and amortization	—	(7,662)	—	—	(1,088)	(8,750)
Total Real Estate Investments, Net	$18,802	$101,873	$—	$2	$1,159	$121,836

The following table reflects the revenue and expenses for the six months ended June 30, 2025 and 2024 for our multifamily properties (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$2,454	$2,034	$4,832	$4,121
Other income	48	1	79	125
Total revenues	2,502	2,035	4,911	4,246
Expenses
Interest expense	1,837	2,086	3,657	4,174
Real estate taxes and insurance	374	432	763	884
Property operating expenses	560	970	1,127	1,146
Property general and administrative expenses	117	(96)	241	77
Property management fees	71	62	141	124
Depreciation and amortization	614	1,082	1,693	3,400
Rate cap (income) expense	(2)	(168)	(12)	1
Casualty (gain) loss	—	—	—	(1)
Total expenses	3,571	4,368	7,610	9,805
Net income (loss) from consolidated real estate owned	$(1,069)	$(2,333)	$(2,699)	$(5,559)

9. Debt
The following table summarizes the Company’s financing arrangements in place as of June 30, 2025 (dollars in thousands):

	June 30, 2025
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$260,947	$260,947	N/A	(5)	6.05%	0.0	$745,817	$354,945	$342,626	4.4
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	109,339	109,339	7/12/2029		2.69%	2.3	119,787	122,115	122,115	2.3
Mezzanine loans
Freddie Mac	10/20/2020	57,945	57,945	8/1/2031		0.30%	4.8	94,682	96,296	96,296	4.8
Multifamily properties
CBRE	12/31/2021	32,480	31,824	6/1/2028	(6)	8.06%	2.9	N/A	56,043	56,043	2.9
Argentic	10/10/2023	63,500	63,500	11/6/2025	(7)	8.59%	0.4	N/A	64,718	64,718	0.4
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,940	4/27/2026		8.29%	0.8	N/A	N/A	26,113	N/A
Promissory note
Raymond James	5/20/2024	58,351	56,684	11/20/2025	(8)	11.82%	0.4	157,965	157,472	157,472	1.6
Unsecured Financing
Various	10/15/2020	36,500	36,389	10/15/2025		7.50%	0.3	N/A	N/A	N/A	N/A
Various	4/20/2021	180,000	178,913	5/1/2026		5.75%	0.8	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	2.3	N/A	N/A	N/A	N/A
Total/weighted average		$815,562	$811,981			5.92%	1.0	$1,118,251	$851,589	$865,383	3.8
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

(7)Debt was assumed upon consolidation of this property and recorded at the outstanding principal amount. The loan was extended on November 6, 2024 for one year to November 6, 2025.
(8)Debt was extended from the original loan maturity of November 20, 2024 to November 20, 2025.
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
(8)Debt was extended from the original loan maturity of November 20, 2024 to November 20, 2025.

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated July 12, 2019 with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of June 30, 2025. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of June 30, 2025, the outstanding balance on the Credit Facility was $109.3 million.
We, through the Subsidiary OPs, have borrowed approximately $260.9 million under our repurchase agreements and posted $745.8 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of June 30, 2025. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
The Company has issued an aggregate principal amount of $180.0 million of its 5.75% Senior Unsecured Notes ("5.75% Notes").
As of June 30, 2025 the principal outstanding senior loans and mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
Senior Loans
Senior loan	2/11/2020	$28,564	Various	Single-family	Fixed	2.14%	10/1/2025
Senior loan	2/11/2020	32,868	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	6,907	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,606	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,678	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,691	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,071	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,670	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$109,339				2.69%

Mezzanine Loans
Mezzanine loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$57,945				0.30%

(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of June 30, 2025.
For the six months ended June 30, 2025 and 2024, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Balances as of January 1,	$795,688	$1,268,212
Principal borrowings	73,358	194,104
Principal repayments	(57,923)	(605,941)
Principal repayments on mortgages payable	(164)	(116)
Loss on extinguishment of debt	172	184
Accretion of discounts	826	739
Amortization of deferred financing costs	24	24
Balances as of June 30,	$811,981	$857,206
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2025 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2025(1)	$158,351	$289,512	$447,863
2026	190,000	9,284	199,284
2027	6,500	—	6,500
2028	32,480	64,603	97,083
2029	—	35,762	35,762
Thereafter	—	29,070	29,070
	$387,331	$428,231	$815,562
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
See Notes 2, 4, 5, 6 and 7 for additional information.
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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of June 30, 2025 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$9,056	$9,056	$—	$—	$9,056
Restricted cash	4,682	4,682	—	—	4,682
Loans, held-for-investment, net	474,203	—	—	503,193	503,193
Preferred stock investments, at fair value	113,423	—	—	113,423	113,423
Common stock investments, at fair value	50,816	—	—	50,816	50,816
Equity method investments	1,539	—	—	1,539	1,539
Mortgage loans, held-for-investment, net	279,587	—	—	279,604	279,604
Accrued interest	49,360	49,360	—	—	49,360
Mortgage loans held in variable interest entities, at fair value	4,186,717	—	4,175,175	11,542	4,186,717
CMBS structured pass-through certificates, at fair value	44,122	—	44,122	—	44,122
Stock warrant investments	65,634	—	—	65,634	65,634
Accounts receivable and other assets	2,480	2,480	—	—	2,480
Total Assets	$5,281,619	$65,578	$4,219,297	$1,025,751	$5,310,626

Liabilities
Secured financing agreements, net	$233,908	$—	$—	$252,480	$252,480
Master repurchase agreements	260,947	—	—	260,947	260,947
Unsecured notes, net	221,802	—	212,203	—	212,203
Mortgages payable, net	63,500	—	—	59,792	59,792
Mortgages payable held for sale, net	31,824	—	—	32,586	32,586
Accounts payable and other accrued liabilities	12,376	12,376	—	—	12,376
Accrued interest payable	11,507	11,507	—	—	11,507
Bonds payable held in variable interest entities, at fair value	3,883,947	—	3,883,947	—	3,883,947
Total Liabilities	$4,719,811	$23,883	$4,096,150	$605,805	$4,725,838

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
Management elected the fair value option to account for the Company's Level 3 assets as of June 30, 2025 (in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range		Weighted Average (1)
NexPoint Storage Partners	$24,703	Discounted cash flow	Terminal cap rate	4.88% - 5.38%		5.13%
			Discount rate	7.00% - 9.00%		8.00%
IQHQ Series D Preferred Stock	18,949	Discounted cash flow	Discount rate	15.50% - 17.50%		16.50%
IQHQ Series E Preferred Stock	94,513	Discounted cash flow	Discount rate	15.51% - 18.10%		16.81%
Private REIT	26,113	Market approach	NAV per share multiple	0.95 - 1.10x	1.03	x
IQHQ Warrants	30,386	Option pricing model	Volatility	35.00% - 90.00%		62.50%
(1)Averages are weighted based on the fair value of the related instrument
The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the six months ended June 30, 2025:

	Balances as of December 31, 2024	Additions	Change in Unrealized Gains/(Losses)	Balances as of June 30, 2025
NexPoint Storage Partners	$30,467	$—	$(5,764)	$24,703
IQHQ Series D Preferred Stock	18,949	—	(417)	18,532
IQHQ Series E Preferred Stock	—	64,710	30,181	94,891
Private REIT	26,922	—	(809)	26,113
IQHQ Warrants	27,400	30,220	8,014	65,634
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP and the 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the fair value of the Company’s common stock at the redemption date, and therefore, are calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP and the Series B Preferred Stock are classified as Level 2 if they are adjusted to their redemption value. As of June 30, 2025, the redeemable noncontrolling interests in the OP and the Series B Preferred Stock are valued at their carrying value on the Consolidated Balance Sheets.
11. Stockholders’ Equity
Common Stock
During the six months June 30, 2025, the Company issued 260,699 shares of common stock, par value of $0.01 per share pursuant to the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the "LTIP").
As of June 30, 2025, the Company had 17,721,828 shares of common stock issued and outstanding.

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
On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share. As of June 30, 2025, the Company has issued 11,012,369 shares of Series B Preferred Stock for gross proceeds of $269.4 million before deducting selling commissions and dealer manager fees of approximately $20.1 million. The Series B Preferred Stock has a $25.00 per share liquidation preference. The Company expects that the Series B Preferred Offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the Series B Preferred Offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time. During the year ended December 31, 2024, Series B Preferred shareholders redeemed 1,746 shares of Series B Preferred Stock. During the six months ended June 30, 2025, Series B Preferred shareholders redeemed 22,856 shares of Series B Preferred Stock.
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
On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Board extended the Share Repurchase Program for an additional two-year period set to expire on February 24, 2027. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of June 30, 2025.
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
Restricted Stock Units
Under the LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors, on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors, on March 13, 2024 the Company granted 442,666 restricted stock units to its officers and other employees of the Manager and 22,650 restricted stock units to its directors, and on April 3, 2025, the Company granted 449,664 restricted stock units to its officers and other employees of the Manager and 33,108 restricted stock units to its directors. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur.
The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding December 31, 2024	920,076		$15.81
Granted	482,772		14.66
Vested	(363,852)	(1)	16.48
Forfeited	(13,390)		14.63
Outstanding June 30, 2025	1,025,606		$15.15
(1)Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 260,699 shares being issued as shown on the consolidated statements of stockholders' equity.
The vesting schedule for the restricted stock units as of June 30, 2025 is as follows:

	Shares Vesting
	February	March	April	Total
2026	51,950	105,667	232,475	390,092
2027	112,419	105,664	86,945	305,028
2028	112,414	105,665	—	218,079
2029	112,407	—	—	112,407
Total	389,190	316,996	319,420	1,025,606
As of June 30, 2025, total unrecognized compensation expense on restricted stock unit awards was approximately $13.9 million, and the expense is expected to be recognized over a weighted average vesting period of 1.5 years.
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
The following table contains summary information of the ATM Program for sales from inception through June 30, 2025:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	11,498,589
Average Price Per Share, net	$21.62
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of June 30, 2025, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$12,285	$7,488	$28,802	$(6,799)

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	3,437	2,275	7,601	382
Net income attributable to Series B preferred stockholders	5,675	1,477	10,082	2,142
Net income (loss) for diluted computations	$21,397	$11,240	$46,485	$(4,275)

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	17,712	17,422	17,615	17,343
Average number of common shares from assumed vesting of unvested restricted stock units	302	971	166	896
Average number of common shares from assumed conversion of OP Units	5,038	5,038	5,038	5,038
Average number of common shares from assumed conversion of Series B Preferred Stock	16,408	4,357	14,530	3,122
Average number of common shares outstanding - diluted	39,460	27,788	37,349	26,399
Earnings per weighted average common share:
Basic	$0.69	$0.43	$1.64	$(0.39)
Diluted	$0.54	$0.40	$1.24	$(0.39)

13. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Redeemable noncontrolling interests in the OP, January 1,	$86,164	$89,471
Net income attributable to redeemable noncontrolling interests in the OP	7,601	382
Distributions to redeemable noncontrolling interests in the OP	(5,038)	(5,038)
Redeemable noncontrolling interests in the OP, June 30,	$88,727	$84,815

The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
June 30, 2025	17,721,828	5,038,382	22,760,210
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
Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2025 and 2024, there were no Offering Expenses that were paid on the Company's behalf for which the Company reimbursed the Manager.
Connections at Buffalo Pointe Contribution
On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $2.7 million` through June 30,

2025. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 93.2% occupancy as of June 30, 2025. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5% and has a maturity date of May 1, 2030.
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
RSU Issuance
On May 8, 2020, in accordance with the LTIP, the Company granted 14,739 restricted stock units to its directors, on June 24, 2020, the Company granted 274,274 restricted stock units to its officers and other employees of the Manager, on November 2, 2020, the Company granted 1,838 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 22, 2021, the Company granted 233,385 restricted stock units to its directors, officers employees and certain key employees of the Manager and its affiliates, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company's subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors, on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors, on March 13, 2024, the Company granted 442,666 restricted stock units to its officers and other employees of the Manager and 22,650 restricted stock units to its directors and on April 3, 2025, the Company granted 449,664 restricted stock units to its officers and other employees of the Manager and 33,108 restricted stock units to its directors.
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of June 30, 2025, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
Expense Cap
Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the six months ended June 30, 2025, operating expenses did not exceed the Expense Cap.
For the six months ended June 30, 2025, the Company incurred management fees of $3.0 million.
NSP Guaranty
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust ("NXDT"), an entity that is advised by an affiliate of the Manager, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of June 30, 2025. As of June 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends was $13.3 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.90% of the guaranteed amount equal to $11.4 million.
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
Elysian at Hughes Center
On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). Effective January 1, 2023, the Company restructured this investment such that it does not meet the requirements for consolidation under ASC 810 – Consolidation and has been deconsolidated herein as of January 1, 2023 and presented as a preferred equity investment. As of December 31, 2022, the Company owned a preferred equity investment and indirect common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, the common equity interests have been transferred to the Asset Manager in exchange for $54,000 and a guarantee of payments due to the Company in respect of its preferred equity investment. The Company’s preferred investments were initially made from December 28, 2021 through July 26, 2022 and totaled $65.3 million. Following the transfer of the common equity interests, the Company no longer is the primary beneficiary of the Trust and as such does not consolidate it. The Company recognized a gain on deconsolidation of $1.5 million related to the residual effect of removing the consolidated assets and liabilities from the Consolidated Balance Sheets. The fair value of the preferred equity investment still approximates its par value so no portion of the gain on deconsolidation is related to a remeasurement of the fair value of the preferred equity investment. Management determined the fair value of the preferred equity investment using a market approach and performing a benchmarking analysis to comparable transactions. As of June 30, 2025, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.4 million.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of June 30, 2025, the Company has issued 11,012,369 shares of Series B Preferred Stock for gross proceeds of $269.4 million and paid the Dealer Manager $13.5 million Selling Commissions and $6.6 million Dealer Manager Fees.
SFR OP Promissory Notes
On March 28, 2024, the Company loaned $0.5 million to NexPoint SFR Operating Partnership, L.P. (the “SFR OP”), the operating partnership of NexPoint Homes Trust, Inc., an entity that is advised by an affiliate of the Manager. In connection with the loan, SFR OP issued a $0.5 million 12.50% note (the “SFR OP Note”) to the Company on March 31, 2024. The SFR OP Note bears interest at 12.50%, which is payable in kind, is interest only during the term of the SFR OP Note and matured on March 31, 2025. On March 12, 2025, the SFR OP extinguished the note and paid down the remaining outstanding principal balance of $0.5 million plus accrued interest.

SFR OP issued a note (the “SFR OP Note II”) to the Company on July 10, 2024 with a maximum commitment of $5.0 million. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. Subsequent to June 30, 2025, the Company extended the maturity date to July 10, 2026. The Company funded $0.5 million, $2.0 million and $1.0 million on October 31, 2024, November 7, 2024 and November 30, 2024, respectively. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company's maximum commitment under the loan is $5.0 million, of which $1.5 million was unfunded as of June 30, 2025.
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
NexBank Loan
On April 29, 2024, the Company, through the OP, entered into a loan agreement with NexBank, as lender, providing for a loan in the aggregate principal amount of $10.0 million (the “NexBank Loan”). The NexBank Loan bears interest at the rate which is the higher of (i) One Month Term Secured Overnight Financing Rate plus 4.2% per annum or (ii) 8.25% per annum, which is interest only during the term of the NexBank Loan and matures on April 28, 2025, with the OP having two 364-day extension options, which may be exercised at the OP’s sole discretion. The Company exercised one of the extension options which brings the maturity date to April 27, 2026. As of June 30, 2025, the outstanding balance of the loan is $10.0 million.
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
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $6.5 million was unfunded as of June 30, 2025. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of June 30, 2025. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of June 30, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property. The Company funded $0.5 million on April 4, 2025, resulting in an unfunded commitment of $0.3 million as of June 30, 2025.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of June 30, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property. The Company funded $0.5 million on April 4, 2025, resulting in an unfunded commitment of $0.3 million as of June 30, 2025.
SFR OP Promissory Note II Commitments
SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. Subsequent to June 30, 2025, the Company extended the maturity date to July 10, 2026. The Company funded $0.5 million, $2.0 million and $1.0 million on October 31, 2024, November 7, 2024 and November 30, 2024, respectively. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company's maximum commitment under the loan is $5.0 million, of which $1.5 million was unfunded as of June 30, 2025.
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
On May 10, 2024, OP IV, NexPoint Diversified Real Estate Trust Operating Partnership, L.P. ("NXDT OP"), the operating partnership of NXDT, and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to 9% of the Alewife Loan to NXDT OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, OP IV and OSL entered into an Assignment and

Assumption and Co-Lender Agreement, pursuant to which OP IV assigned $7.5 million interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, under the Assignment Agreement, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, NXDT OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by NXDT OP and OSL, respectively. OP IV is required to fund any amounts not funded by OSL and NXDT OP. At any time that NXDT OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, NXDT OP and OSL have the option upon notice to OP IV to pay to OP IV any amount of such unfunded amount. Upon such payment, NXDT OP or OSL would become entitled to all interest and fees accrued on the amount paid to OP IV on and after the date of such payment. The Company's expected maximum commitment under the Alewife Loan is $195.5 million, of which $37.5 million was unfunded as of June 30, 2025.
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
The loan participation was considered a transfer of the IQHQ Promissory Note and the IQHQ Bridge Warrant and is considered a transfer of the Series E of IQHQ and the IQHQ Series E Warrant qualified as a sale under ASC 860, Transfers and Servicing, as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. The IQHQ Promissory Note was classified as Loans, held-for-investment, net, the Series E of IQHQ is classified as preferred stock and the IQHQ Bridge Warrants are classified as Stock warrant investments. The IQHQ Bridge Warrants are accounted for as investments in equity securities under ASC 321, Investments – Equity Securities, and the Company elected to use the fair value option. As a result, the IQHQ Bridge Warrants are being fair valued using an option pricing model that considers both short and long-term exit scenario. The model incorporates economic and control rights, marketability of the Units, and other market-derived metrics, applying discounts for lack of marketability and control due to the minority stake and absence of public trading options.
As of June 30, 2025, the Company has funded $94.5 million of the IQHQ Subscription Agreement, with an unfunded commitment balance of $65.5 million.
The table below shows the Company's unfunded commitments by investment type as of June 30, 2025 and December 31, 2024 (in thousands):

Investment Type	June 30, 2025	December 31, 2024
	Unfunded Commitments	Unfunded Commitments
Loans	$39,035	$64,217
Preferred Equity	4,214	7,874
Common Equity	1,536	2,536
Preferred Stock	65,500	150,000
	$110,285	$224,627
16. Segment Reporting
We have one reportable segment: NREF. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NREF segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NREF segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for acquisitions or dividend amounts. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NREF as the one operating segment and the reportable segment. As of June 30, 2025 the Company’s chief operating decision maker was the Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer of the Company.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the Consolidated Statements of Operations.
17. Subsequent Events

Dividends Declared

The Board declared the third regular quarterly dividend of 2025 to common stockholders of $0.50 per share on July 28, 2025, to be paid on September 30, 2025, to stockholders of record as of September 15, 2025.
Series B Preferred
As of August 6, 2025, the Company has issued an additional 1,159,379 shares of Series B Preferred Stock for net proceeds of $26.1 million.
Series B Preferred Redemptions
On July 21, 2025, the Company redeemed a total of 14,000 shares of the Series B Preferred Stock for $0.3 million, which is the share price of $25.00 per share subject to the applicable redemption fee plus any accrued but unpaid dividends.
SFR OP II Promissory Note extension
On July 10, 2025, the Company extended the SFR OP Note II to July 10, 2026.
Montford at Madison Park sale
On June 4, 2025, the Company executed a purchase and sale agreement with NexBank Capital for the sale of Hudson Montford for net proceeds of $27.3 million. The sale of this property closed on July 22, 2025. See Note 8.
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
We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of June 30, 2025 approximately $21.3 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates and NexBank, is one of the most experienced global alternative credit managers managing approximately $15.6 billion of loans and debt or credit related investments as of June 30, 2025 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.
We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.
The U.S. government announced a comprehensive set of tariffs in the second quarter of 2025. Since then, the U.S. government has paused implementation for some of these tariffs. Although certain tariffs have gone into effect, the timing and scope of other tariffs is still currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.
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
The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended June 30, 2025. The amounts in the table below are as of the purchase or investment date:

Investment	Property Type	Investment Date	Outstanding Principal Amount	Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Preferred Stock	Life Science	4/1/2025	$39,500,000	100.0%	16.50%	16.50%	N/A	Fixed
Preferred Equity	Single-family	4/1/2025	2,260,000	99.0%	13.50%	13.64%	4/28/2027	Fixed
Common Equity	Multifamily	4/4/2025	500,000	100.0%	N/A	—%	N/A	Fixed
Common Equity	Multifamily	4/4/2025	500,000	100.0%	N/A	—%	N/A	Fixed
Senior Loan	Life Science	4/9/2025	6,497,590	100.0%	14.00%	14.00%	2/9/2027	Floating
CMBS I/O Strip	Multifamily	4/24/2025	15,327,418	37.0%	5.69%	15.35%	4/25/2034	Fixed
Preferred Equity	Marina	5/6/2025	400,000	100.0%	13.00%	13.00%	10/30/2028	Fixed
Preferred Equity	Life Science	6/18/2025	1,507,538	99.5%	10.00%	10.05%	9/29/2025	Fixed
			$66,492,546
(1)Current yield and coupon as of June 30, 2025.

Redemptions and Sales
The following investments were redeemed or sold during the three months ended June 30, 2025:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
Preferred Equity	Life Science	4/6/2023	4/24/2025	$10,399,000	$10,399,000	$—	$—
Preferred Equity	Life Science	10/19/2022	5/21/2025	1,667,118	1,667,118	—	—
Mezzanine	Multifamily	6/12/2020	5/16/2025	2,500,000	2,500,000	—	—
Promissory Note	Single-family	7/10/2024	4/29/2025	1,936,042	1,936,042	—	—
Mezzanine Loan	Multifamily	10/20/2020	5/25/2025	2,135,000	2,135,000	—	—
				$18,637,160	$18,637,160	$—	$—
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
Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following tables set forth a summary of our operating results for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net interest income (loss)	$12,069	$6,740	$5,329	79.1%
Other income	19,473	14,168	5,305	37.4%
Operating expenses	(9,271)	(8,794)	(477)	5.4%
Net income (loss)	22,271	12,114	10,157	83.8%
Net (income) loss attributable to Series A Preferred stockholders	(874)	(874)	—	N/A
Net (income) loss attributable to Series B Preferred stockholders	(5,675)	(1,477)	(4,198)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(3,437)	(2,275)	(1,162)	51.1%
Net income attributable to common stockholders	$12,285	$7,488	$4,797	64.1%
The change in our net income (loss) for the three months ended June 30, 2025 as compared to the net income (loss) for the three months ended June 30, 2024 primarily relates to an increase in interest income due to higher yielding assets and a decrease in interest expense related to the repayment of one of our senior loans. Our net income (loss) attributable to common stockholders for the three months ended June 30, 2025 was approximately $12.3 million. We had approximately $12.1 million in net interest income, generated $19.5 million in other income, incurred operating expenses of $9.3 million, allocated $0.9 million of income to Series A Preferred stockholders, allocated $5.7 million of income to Series B Preferred stockholders, and allocated $3.4 million of income to redeemable noncontrolling interests for the three months ended June 30, 2025.
Revenues
Net interest income (loss). Net interest income was $12.1 million for the three months ended June 30, 2025 compared to net interest income of $6.7 million for the three months ended June 30, 2024 which was an increase of approximately $5.3 million. The increase between the periods is primarily due to increased income from investments in preferred equity loans and on the revolving credit facility.
Other income. Other income was $19.5 million for the three months ended June 30, 2025 compared to $14.2 million for the three months ended June 30, 2024, which was an increase of approximately $5.3 million. This was primarily due to an increase in unrealized gain related to preferred stock and warrants, a increase in our provision for credit losses as a result due to an increase in specific reserves related to a preferred investment and an increase in income of equity method investments between the periods.
Expenses
G&A expenses. G&A expenses were $3.8 million for the three months ended June 30, 2025 compared to $3.2 million for the three months ended June 30, 2024, which was an increase of approximately $0.6 million. The increase between the periods was primarily due to a $0.5 million increase in payroll expense compared to the prior period.
Loan servicing fees. Loan servicing fees were $0.4 million for the three months ended June 30, 2025 compared to $0.4 million for the three months ended June 30, 2024, which was consistent quarter over quarter.

Management fees. Management fees were $1.6 million for the three months ended June 30, 2025 compared to $0.9 million for the three months ended June 30, 2024, which was an increase of approximately $0.7 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $3.6 million for the three months ended June 30, 2025, compared to $4.4 million for the three months ended June 30, 2024, which was a decrease of approximately $0.8 million. The decrease between the periods is due to a decrease in depreciation and amortization of Montford as it was classified as Held for sale as of April 1, 2025.
The following tables set forth a summary of our operating results for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net interest income (loss)	$23,578	$(6,074)	$29,652	(488.2)%
Other income	42,209	23,367	18,842	80.6%
Operating expenses	(17,554)	(19,820)	2,266	(11.4)%
Net income (loss)	48,233	(2,527)	50,760	(2008.7)%
Net (income) loss attributable to Series A Preferred stockholders	(1,748)	(1,748)	—	N/A
Net (income) loss attributable to Series B Preferred stockholders	(10,082)	(2,142)	(7,940)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(7,601)	(382)	(7,219)	1889.8%
Net income (loss) attributable to common stockholders	$28,802	$(6,799)	$35,601	(523.6)%

The change in our net income (loss) for the six months ended June 30, 2025 as compared to the net income (loss) for the six months ended June 30, 2024 primarily relates to an increase in interest income due to higher yielding assets and a decrease in interest expense related to the repayment of one of our senior loans. Our net income attributable to common stockholders for the six months ended June 30, 2025 was approximately $28.8 million. We had approximately $23.6 million in net interest income, and generated income of $42.2 million in other income, incurred operating expenses of $17.6 million, allocated $1.7 million of income to Series A Preferred stockholders, allocated $10.1 million of income to Series B Preferred stockholders, and allocated $7.6 million of income to redeemable noncontrolling interests for the six months ended June 30, 2025.
Revenues
Net interest income (loss). Net interest income was $23.6 million for the six months ended June 30, 2025 compared to net interest loss of $6.1 million for the six months ended June 30, 2024, which was an increase of approximately $29.7 million. The increase between the periods is primarily due to increased income from investments in preferred equity loans and on the revolving credit facility.
Other income. Other income was $42.2 million for the six months ended June 30, 2025 compared to $23.4 million for the six months ended June 30, 2024, which was an increase of approximately $18.8 million. This was primarily due to an increase in unrealized gain related to consolidated preferred stock and warrants, and an increase in income of equity method investments between the periods.
Expenses
G&A expenses. G&A expenses were $6.3 million for the six months ended June 30, 2025 compared to $7.4 million for the six months ended June 30, 2024, which was a decrease of approximately $1.1 million. The decrease between the periods was primarily due to a $0.9 million decrease in legal expense and a $0.1 million decrease in audit expense as compared to the prior period.

Loan servicing fees. Loan servicing fees were $0.7 million for the six months ended June 30, 2025 compared to $0.9 million for the six months ended June 30, 2024, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to a decrease in SFR Loans in the portfolio compared to the prior period.
Management fees. Management fees were $3.0 million for the six months ended June 30, 2025 compared to $1.7 million for the six months ended June 30, 2024. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $7.6 million for the six months ended June 30, 2025, compared to $9.8 million for the six months ended June 30, 2024, which was a decrease of approximately $2.2 million. The decrease between the periods is due to a decrease in depreciation and amortization of Montford as it was classified as Held for sale as of April 1, 2025.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended June 30,
	2025	2024	% Change
Net income attributable to common stockholders	$12,285	$7,488	64.1%
Net income attributable to redeemable noncontrolling interests	3,437	2,275	51.1%
Net income attributable to Series B Preferred stockholders	5,675	1,477	284.2%

Weighted-average number of shares of common stock outstanding
Basic	17,712	17,422	1.7%
Diluted	39,460	27,788	42.0%
Net income per share, basic	$0.69	$0.43	60.5%
Net income per share, diluted	$0.54	$0.40	35.0%
Dividends declared per share	$0.5000	$0.5000	—%

	For the Six Months Ended June 30,
	2025	2024	% Change
Net income (loss) attributable to common stockholders	$28,802	$(6,799)	523.6%
Net income attributable to redeemable noncontrolling interests	7,601	382	1889.8%
Net income attributable to Series B Preferred stockholders	10,082	2,142	370.7%

Weighted-average number of shares of common stock outstanding
Basic	17,615	17,343	1.6%
Diluted	37,349	26,399	41.5%
Net income per share, basic	$1.64	$(0.39)	520.5%
Net income per share, diluted	$1.24	$(0.39)	417.9%
Dividends declared per share	$1.0000	$1.0000	—%

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
CAD is a non-GAAP financial measure. We calculate CAD by adjusting EAD by adding back amortization of premiums, depreciation and amortization of real estate investment, amortization of deferred financing costs and by removing accretion of discounts. We use CAD to evaluate our performance and our current ability to pay distributions. We also believe that providing CAD as a supplement to GAAP net income (loss) to our investors is helpful to their assessment of our performance and our current ability to pay distributions. CAD does not represent net income or cash flows from operating activities and should not be considered as an alternative to GAAP net income, an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. Our computation of CAD may not be comparable to CAD reported by other REITs.
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
EAD per diluted common share and CAD per diluted common share for periods prior to the second quarter of 2024 have not been updated to reflect this adjustment as the dilutive effect of the Series B Preferred redemptions were immaterial to prior periods.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of noncontrolling interests and adjusted weighted average common shares outstanding - diluted to weighted average common shares outstanding - diluted for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2025	2024	% Change
Net income (loss) attributable to common stockholders	$12,285	$7,488	64.1%
Net income attributable to redeemable noncontrolling interests	3,437	2,275	51.1%
Adjustments
Amortization of stock-based compensation	1,688	1,454	16.1%
Provision for (reversal of) credit losses	5,284	(2)	264300.0%
Equity in (income) losses of equity method investments	1,017	892	14.0%
Unrealized (gains) or losses (1)	(13,706)	3,852	(455.8)%
EAD	$10,005	$15,959	(37.3)%

EAD per Diluted Common Share	$0.43	$0.68	(36.3)%

Adjustments
Amortization of premiums	2,558	1,682	52.1%
Accretion of discounts	(2,561)	(3,693)	30.7%
Depreciation and amortization of real estate investments	614	1,082	-43.3%
Amortization of deferred financing costs	12	12	—%
CAD	$10,628	$15,042	(29.3)%

CAD per Diluted Common Share	$0.46	$0.64	(28.1)%

Weighted-average common shares outstanding - basic	17,712	17,422	1.7%
Weighted-average common shares outstanding - diluted	39,460	27,788	42.0%
Shares attributable to potential redemption of Series B Preferred	(16,408)	(4,357)	276.6%
Adjusted weighted-average common shares outstanding - diluted	23,052	23,431	(1.6)%
(1)Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.

	For the Six Months Ended June 30,
	2025	2024	% Change
Net income (loss) attributable to common stockholders	$28,802	$(6,799)	(523.6)%
Net income attributable to redeemable noncontrolling interests	7,601	382	1889.8%
Adjustments
Amortization of stock-based compensation	2,971	3,252	(8.6)%
Provision for (reversal of) credit losses	8,909	(422)	2211.1%
Equity in (income) losses of equity method investments	964	2,892	(66.7)%
Unrealized (gains) or losses (1)	(29,567)	5,203	(668.3)%
EAD	$19,680	$4,508	336.6%

EAD per Diluted Common Share (2)	$0.86	$0.19	352.6%

Adjustments
Amortization of premiums	4,820	29,556	(83.7)%
Accretion of discounts	(5,101)	(7,573)	32.6%
Depreciation and amortization of real estate investments	1,693	3,400	-50.2%
Amortization of deferred financing costs	24	24	—%
CAD	$21,116	$29,915	(29.4)%

CAD per Diluted Common Share (2)	$0.93	$1.29	(27.9)%

Weighted-average common shares outstanding - basic	17,615	17,343	1.6%
Weighted-average common shares outstanding - diluted	37,349	26,399	41.5%
Shares attributable to potential redemption of Series B Preferred	(14,530)	(3,121)	365.6%
Adjusted weighted-average common shares outstanding - diluted (2)	22,819	23,278	(2.0)%
(1)Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(2)Starting in the second quarter of 2024, EAD per diluted common share, CAD per diluted common share and adjusted weighted average common shares outstanding - diluted do not include the dilutive effect of the potential redemption of Series B Preferred Stock for common shares. Periods prior to the second quarter of 2024 have not been updated to reflect this adjustment because the dilutive effect of potential Series B Preferred redemptions were immaterial to prior periods. For the three months ended March 31, 2024, the adjusted weighted average common shares outstanding - diluted does not exclude the dilutive effect of the potential redemption of Series B Preferred Stock for common shares.
Book Value per Share / Unit
The following table calculates our book value per share (in thousands, except per share data):

	June 30, 2025	December 31, 2024
Common stockholders' equity	$307,333	$295,624
Shares of common stock outstanding at period end	17,722	17,461
Book value per share of common stock	$17.34	$16.93

Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	June 30, 2025	December 31, 2024
Common stockholders' equity	$307,333	$295,624
Redeemable noncontrolling interests in the OP	88,727	86,164
Total equity	$396,060	$381,788

Redeemable OP Units at period end	5,038	5,038
Shares of common stock outstanding at period end	17,722	17,461
Combined shares of common stock and redeemable OP Units	22,760	22,499
Combined book value per share / unit	$17.40	$16.97
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common stock investments, preferred stock investments, multifamily properties, promissory notes, revolving credit facilities and stock warrants with a combined unpaid principal balance of $1.5 billion as of June 30, 2025 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of June 30, 2025 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	Senior Loans
1	Senior Loan	2/11/2020	$7,935		$1,124	Various	Single-family	5.35%	5.29%	2.59
2	Senior Loan	2/11/2020	5,083		605	Various	Single-family	5.24%	5.05%	3.26
3	Senior Loan	2/11/2020	31,793		3,363	Various	Single-family	4.74%	4.72%	0.25
4	Senior Loan	2/11/2020	9,280		1,072	Various	Single-family	6.10%	5.85%	3.26
5	Senior Loan	2/11/2020	34,994		3,825	Various	Single-family	5.55%	5.29%	3.34
6	Senior Loan	2/11/2020	5,463		634	Various	Single-family	5.99%	5.74%	3.42
7	Senior Loan	2/11/2020	8,418		1,053	Various	Single-family	5.88%	5.67%	3.51
8	Senior Loan	2/11/2020	6,298		814	Various	Single-family	5.46%	5.29%	3.67
9	Senior Loan	2/11/2020	10,523		1,305	Various	Single-family	4.72%	4.69%	0.67
10	Senior Loan	1/26/2024	157,965	(5)	157,472	Cambridge, MA	Life Science	14.00%	14.04%	1.61
	Total		277,752		171,267			10.26%	10.21%	1.89

	CMBS B-Pieces
1	CMBS B-Piece	2/11/2020	13,220	(6)	3,012	Various	Multifamily	8.74%	8.74%	0.66
2	CMBS B-Piece	2/11/2020	28,581	(6)	6,978	Various	Multifamily	6.03%	6.03%	1.41
3	CMBS B-Piece	7/30/2020	16,150	(6)	(678)	Various	Multifamily	13.43%	13.43%	1.99
4	CMBS B-Piece	4/20/2021	16,336	(6)	4,055	Various	Multifamily	10.56%	10.56%	5.66
5	CMBS B-Piece	6/30/2021	108,303	(6)	24,234	Various	Multifamily	—%	9.24%	1.50
6	CMBS B-Piece	5/2/2022	26,616	(6)	6,103	Various	Multifamily	4.79%	5.12%	13.41
7	CMBS B-Piece	7/28/2022	53,743	(6)	13,336	Various	Multifamily	9.56%	9.56%	4.07
8	CMBS B-Piece	2/22/2024	30,869	(6)	6,654	Various	Multifamily	5.90%	6.64%	4.07
9	CMBS B-Piece	4/24/2024	31,931	(6)	7,598	Various	Multifamily	5.59%	6.34%	3.74
	Total		325,749		71,292			5.15%	8.40%	3.55

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020	17,590	(7)	299	Various	Multifamily	2.02%	19.32%	4.58
2	CMBS I/O Strip	8/6/2020	108,643	(7)	3,162	Various	Multifamily	2.98%	22.51%	4.99
3	CMBS I/O Strip	4/28/2021	63,370	(7)	951	Various	Multifamily	1.59%	22.47%	4.58
4	CMBS I/O Strip	5/27/2021	20,000	(7)	699	Various	Multifamily	3.38%	22.41%	4.90

5	CMBS I/O Strip	6/7/2021		4,266	(7)	69	Various	Multifamily	2.31%	31.11%	3.41
6	CMBS I/O Strip	6/11/2021		86,778	(7)	1,031	Various	Multifamily	1.37%	21.95%	3.90
7	CMBS I/O Strip	6/24/2021		20,050	(7)	213	Various	Multifamily	—%	—%	4.90
8	CMBS I/O Strip	8/10/2021		25,000	(7)	396	Various	Multifamily	1.89%	22.79%	4.82
9	CMBS I/O Strip	8/11/2021		6,942	(7)	262	Various	Multifamily	3.10%	18.43%	6.07
10	CMBS I/O Strip	8/24/2021		1,625	(7)	45	Various	Multifamily	2.66%	20.31%	5.58
11	CMBS I/O Strip	9/1/2021		34,625	(7)	642	Various	Multifamily	1.92%	21.49%	4.99
12	CMBS I/O Strip	9/11/2021		20,902	(7)	739	Various	Multifamily	2.95%	18.18%	6.24
13	CMBS I/O Strip	1/16/2025		15,000	(7)	1,428	Various	Multifamily	5.67%	14.81%	9.41
14	CMBS I/O Strip	4/15/2025		15,327	(7)	1,419	Various	Multifamily	5.69%	15.58%	8.82
	Total			440,118		11,355			2.34%	20.47%	5.03

	Mezzanine Loans
1	Mezzanine	6/12/2020		5,000		5,000	Houston, TX	Multifamily	11.00%	11.00%	1.94
2	Mezzanine	10/20/2020		5,470		2,219	Wilmington, DE	Multifamily	7.50%	7.37%	3.84
3	Mezzanine	10/20/2020		10,380		4,253	White Marsh, MD	Multifamily	7.42%	7.26%	6.01
4	Mezzanine	10/20/2020		14,253		5,798	Philadelphia, PA	Multifamily	7.59%	7.45%	3.92
5	Mezzanine	10/20/2020		3,700		1,496	Daytona Beach, FL	Multifamily	7.83%	7.71%	3.26
6	Mezzanine	10/20/2020		12,000		4,913	Laurel, MD	Multifamily	7.71%	7.55%	5.76
7	Mezzanine	10/20/2020		3,000		1,229	Temple Hills, MD	Multifamily	7.32%	7.16%	6.09
8	Mezzanine	10/20/2020		1,500		615	Temple Hills, MD	Multifamily	7.22%	7.07%	6.09
9	Mezzanine	10/20/2020		5,540		2,247	Lakewood, NJ	Multifamily	7.33%	7.20%	3.84
10	Mezzanine	10/20/2020		6,829		2,764	North Aurora, IL	Multifamily	7.53%	7.41%	3.51
11	Mezzanine	10/20/2020		3,620		1,483	Rosedale, MD	Multifamily	7.42%	7.26%	6.01
12	Mezzanine	10/20/2020		9,610		3,937	Cockeysville, MD	Multifamily	7.42%	7.26%	6.01
13	Mezzanine	10/20/2020		7,390		3,028	Laurel, MD	Multifamily	7.42%	7.26%	6.01
14	Mezzanine	10/20/2020		1,190		482	Las Vegas, NV	Multifamily	7.71%	7.58%	3.67
15	Mezzanine	10/20/2020		3,310		1,343	Atlanta, GA	Multifamily	6.91%	6.79%	4.01
16	Mezzanine	10/20/2020		2,880		1,165	Des Moines, IA	Multifamily	7.89%	7.76%	3.34
17	Mezzanine	10/20/2020		4,010		1,622	Urbandale, IA	Multifamily	7.89%	7.76%	3.34
18	Mezzanine	11/18/2021		12,600		12,532	Irving, TX	Multifamily	15.34%	15.42%	3.42
19	Mezzanine	12/29/2021		7,760		7,752	Rogers, AR	Multifamily	15.26%	15.27%	0.53
20	Mezzanine	6/9/2022	(8)	4,500		4,499	Rogers, AR	Multifamily	15.01%	15.01%	0.08
21	Mezzanine	10/5/2022		4,030		4,009	Kirkland, WA	Multifamily	15.01%	15.09%	2.51
	Total			128,572		72,386			9.39%	9.29%	4.08

	Preferred Equity
1	Preferred Equity	5/29/2020	(9)	12,735		12,735	Houston, TX	Multifamily	11.00%	11.00%	4.84
2	Preferred Equity	9/29/2021		21,512		21,494	Holly Springs, NC	Life Science	10.00%	10.01%	0.25
3	Preferred Equity	12/28/2021		11,377		11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	6.67
4	Preferred Equity	1/14/2022		34,316		34,309	Vacaville, CA	Life Science	10.00%	10.00%	0.25
5	Preferred Equity	4/7/2022		3,903		3,877	Beaumont, TX	Self-Storage	14.34%	14.43%	5.18
6	Preferred Equity	6/8/2022		4,480		4,453	Temple, TX	Self-Storage	13.62%	13.70%	5.18
7	Preferred Equity	7/1/2022		10,000		9,961	Medley, FL	Self-Storage	11.00%	11.04%	2.00
8	Preferred Equity	8/10/2022		8,500		8,494	Plano, TX	Multifamily	—%	—%	0.19
9	Preferred Equity	9/30/2022		9,000		8,989	Fort Worth, TX	Multifamily	14.01%	14.03%	0.25
10	Preferred Equity	10/19/2022		8,704		8,760	Woodbury, MN	Life Science	10.00%	9.94%	0.25
11	Preferred Equity	2/10/2023		28,825		28,829	Forney, TX	Multifamily	11.00%	11.00%	2.75
12	Preferred Equity	2/24/2023		28,182		28,176	Richmond, VA	Multifamily	11.00%	11.00%	1.73
13	Preferred Equity	4/6/2023		703		703	Temecula, CA	Life Science	17.50%	17.51%	0.25
14	Preferred Equity	5/16/2023		19,786		19,654	Phoenix, AZ	Single-family	13.50%	13.59%	1.83
15	Preferred Equity	5/17/2023		4,192		4,154	Houston, TX	Life Science	13.00%	13.12%	0.48
16	Preferred Equity	6/28/2024		7,500		7,471	Knoxville, TN	Marina	13.00%	13.05%	3.34
17	Preferred Equity	1/31/2025		1,200		1,200	Houston, TX	Multifamily	14.00%	14.00%	2.76
	Total			214,915		214,636			10.86%	10.87%	1.93

	Common Equity
1	Common Stock	11/6/2020		N/A	24,703	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	26,113	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A	—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A	—	Richmond, VA	Multifamily	N/A	N/A	N/A
5	Common Equity	9/8/2023		N/A	—	Atlanta, GA	Multifamily	N/A	N/A	N/A
6	Common Equity	5/8/2024		N/A	—	Kirkland, WA	Multifamily	N/A	N/A	N/A
7	Membership Interest	4/9/2024		N/A	1,539	Various	Multifamily	N/A	N/A	N/A
	Total				52,355

	Preferred Stock
1	Preferred Stock	11/9/2023		N/A	18,532	Various	Life Science	10.50%	N/A	N/A
2	Preferred Stock	1/2/2025		N/A	94,891	Various	Life Science	16.50%	N/A	N/A
	Total				113,423

	Real Estate
1	Real Estate	12/31/2021	(10)	N/A	26,653	Charlotte, NC	Multifamily	N/A	N/A	N/A
2	Real Estate	10/10/2023	(11)	N/A	(592)	Atlanta, GA	Multifamily	N/A	N/A	N/A
	Total				26,061

	Promissory Note
1	Promissory Note	7/10/2024		1,564	1,564	Various	Single-family	15.00%	15.00%	1.03
	Total			1,564	1,564			15.00%	15.00%	1.03

	Revolving Credit Facility
1	Revolving Credit Facility	12/31/2024		148,600	136,940	Various	Life Science	13.50%	13.50%	2.50
	Total			148,600	136,940			13.50%	13.50%	2.50

	Stock Warrant
1	Stock Warrant	5/23/2024		N/A	65,634	Various	Life Science	N/A	N/A	N/A
	Total				65,634
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
(5)The Company reclassified this investment from a mezzanine loan to senior loan effective April 1, 2024 because there was and as of June 30, 2025 there is, no senior mortgage on the property collateralized by the loan.
(6)The CMBS B-Pieces are shown on an unconsolidated basis reflecting the value of our investments.
(7)The number shown represents the notional value on which interest is calculated for the CMBS I/O Strips. CMBS I/O Strips receive no principal payments and the notional value decreases as the underlying loans are paid off.
(8)The mezzanine loan term was extended effective April 9, 2025 to May 16, 2025, and extended further to July 30, 2025. The Company intends to extend the maturity to facilitate the sale of the property.
(9)The Company, through the Subsidiary OPs, invested $1.1 million in the year ended December 31, 2024 in this preferred equity investment.
(10)Real Estate is a 204-unit multifamily property. As of June 30, 2025, the property was 93.1% occupied, with effective rent per occupied unit of $1,802 per month.
(11)Real Estate is a 280-unit multifamily property. As of June 30, 2025, the property was 100.0% occupied with effective rent per occupied unit of $1,609 per month.

The following table details overall statistics for our portfolio as of June 30, 2025 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Equity Investments	Real Estate Investments	Stock Warrants
Number of investments	86	20	56	7	2	1
Principal balance (1)	$1,149,292	$432,454	$716,837	N/A	N/A	N/A
Carrying value	$1,525,479	$426,274	$860,455	$52,355	$120,761	$65,634
Weighted-average cash coupon	7.08%	10.12%	5.24%	N/A	N/A	N/A
Weighted-average all-in yield	8.65%	12.10%	6.94%	N/A	N/A	N/A
(1) Cost is used in lieu of notional value for CMBS I/O Strips.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, any potential obligations to fulfill unfunded commitments and dividend requirements for the twelve-month period following June 30, 2025.
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
Recent Tax Law Update
On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (“the OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. These include the permanent extension of (i) the reduced marginal U.S. federal income tax rates and (ii) the 20% deduction on “qualified REIT dividends” for individuals and other non-corporate taxpayers and (iii) the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets. We are currently evaluating the full potential impact of the provisions in the OBBBA, however, we do not expect it to have a material impact on our business.

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
Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:
Freddie Mac Credit Facilities
Prior to the Formation Transaction, two of our subsidiaries entered into the Credit Facility. Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of the Underlying Loans. No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of June 30, 2025, the outstanding balance on the Credit Facility was $109.3 million.
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
As discussed in Note 9 to our consolidated financial statements, we, through the OP and the Subsidiary OPs, have borrowed approximately $260.9 million under our repurchase agreements and posted approximately $745.8 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
The table below provides additional details regarding recent borrowings under the master repurchase agreements (in thousands):

	June 30, 2025
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	260,947	260,947	N/A	(5)	6.05%	0.0	745,817	354,945	342,626	4.4
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
On March 15, 2022, the Company, the OP and the Manager separately entered into Equity Distribution Agreements with each of Raymond James, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC, pursuant to which the Company may issue and sell from time to time under its ATM Program. The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of June 30, 2025, pursuant to the Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the ATM Program, see Note 11 to our consolidated financial statements.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) Selling Commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the offering and (ii) a Dealer Manager Fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 shares of the Series B Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of June 30, 2025, the Company has sold 11,012,369 shares of Series B Preferred Stock for total gross proceeds of $269.4 million.
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
Other Potential Sources of Financing
We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of June 30, 2025, our cash and cash equivalents were $9.1 million.
Cash Flows
The following table presents selected data from our Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	For the Six Months Ended June 30, 2025
	2025	2024
Net cash provided by operating activities	$19,357	$10,208
Net cash provided by investing activities	89,584	597,007
Net cash (used in) financing activities	(102,256)	(616,548)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,685	(9,333)
Cash, cash equivalents and restricted cash, beginning of period	7,053	16,649
Cash, cash equivalents and restricted cash, end of period	$13,738	$7,316
Cash flows from operating activities. During the six months ended June 30, 2025, net cash provided by operating activities was $19.4 million compared to net cash provided by operating activities of $10.2 million for the six months ended June 30, 2024. This increase primarily relates to the change in unrealized gains on investments held at fair value.
Cash flows from investing activities. During the six months ended June 30, 2025, net cash provided by investing activities was $89.6 million compared to net cash provided by investing activities of $597.0 million for the six months ended June 30, 2024. This decrease was primarily due to a decrease in proceeds from payments received on mortgage loans held for investment.
Cash flows from financing activities. During the six months ended June 30, 2025, net cash used in financing activities was $102.3 million compared to net cash used in financing activities of $616.5 million for the six months ended June 30, 2024. The increase primarily relates to a decrease of principal repayments on borrowings under secured financing agreements.
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
On December 8, 2022, the Co-Guarantors, as guarantors, entered into the NSP Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of June 30, 2025. As of June 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends was $13.3 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.90% of the guaranteed amount equal to $11.4 million.
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

On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $6.5 million was unfunded as of June 30, 2025. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return IRR hurdle as shown below. There was no value ascribed to the common interest as of June 30, 2025. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of June 30, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.3 million was unfunded as of June 30, 2025.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of June 30, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.3 million was unfunded as of June 30, 2025.
SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. Subsequent to June 30, 2025, the Company extended the maturity date to July 10, 2026. The Company funded $0.5 million, $2.0 million and $1.0 million on October 31, 2024, November 7, 2024 and November 30, 2024, respectively. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company's maximum commitment under the loan is $5.0 million, of which $1.5 million was unfunded as of June 30, 2025.
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
On May 10, 2024, OP IV, NXDT OP and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to 9% of the Alewife Loan to NXDT OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned $7.5 million interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, under the Assignment Agreement, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, NXDT OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by NXDT OP and OSL, respectively. OP IV is required to fund any amounts not funded by OSL and NXDT OP. At any time that NXDT OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, NXDT OP and OSL have the option upon notice to OP IV to pay to OP IV any amount of such unfunded amount. Upon such payment, NXDT OP or OSL would become entitled to all interest and fees accrued on the amount paid to OP IV on and after the date of such payment. The Company's expected maximum commitment under the Alewife Loan is $195.5 million, of which $37.5 million was unfunded as of June 30, 2025.
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
The loan participation was considered a transfer of the IQHQ Promissory Note and the IQHQ Bridge Warrant and is considered a transfer of the Series E of IQHQ and the IQHQ Series E Warrant qualified as a sale under ASC 860, Transfers and Servicing, as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. The IQHQ Promissory Note was classified as Loans, held-for-investment, net, the Series E of IQHQ is classified as preferred stock and the IQHQ Bridge Warrant is classified as Stock warrant investments. The IQHQ Bridge Warrants are accounted for as investments in equity securities under ASC 321, Investments – Equity Securities, and the Company elected to use the fair value option. As a result, the IQHQ Bridge Warrants are being fair valued using an option pricing model that considers both short and long-term exit scenario. The model incorporates economic and control rights, marketability of the Units, and other market-derived metrics, applying discounts for lack of marketability and control due to the minority stake and absence of public trading options.
As of June 30, 2025, the Company has funded $94.5 million of IQHQ Subscription Agreement, with an unfunded commitment balance of $65.5 million.
The table below shows the Company's unfunded commitments by investment type as of June 30, 2025 and December 31, 2024 (in thousands):

Investment Type	June 30, 2025	December 31, 2024
	Unfunded Commitments	Unfunded Commitments
Loans	$39,035	$64,217
Preferred Equity	4,214	7,874
Common Equity	1,536	2,536
Preferred Stock	65,500	150,000
	$110,285	$224,627
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
We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The cumulative effect of adoption of ASU 2016-13 as of January 1, 2023 was a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2025 was $1.4 million. The provision for credit losses of $8.9 million for the six months ended June 30, 2025 is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $10.3 million as of June 30, 2025.
Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.
Valuation of Common Equity, Preferred Stock and Warrants
As of June 30, 2025, the Company owns approximately 25.6% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the six months ended June 30, 2025, the unrealized loss related to the change in fair value estimate is $5.8 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.
As of June 30, 2025, the Company owns approximately 6.3% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the six months ended June 30, 2025, the unrealized loss related to the change in fair value estimate is $0.8 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.
As of June 30, 2025, the Company owns approximately 98.0% of the total outstanding common equity of each of RFGH and RTB, 12.3% of the total outstanding common equity of SK Apartments, and 79.1% of the total outstanding membership interests of CAP. The Company holds these equity method investments based on the Company's proportionate share of income (losses) for the six months ended June 30, 2025. See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments.

As of June 30, 2025, the Company owns 11.8% of the total outstanding shares of the Series D-1 preferred stock in IQHQ. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ.
As of June 30, 2025, the Company owns 46.1% of the total outstanding shares of the Series E Preferred Stock in IQHQ. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ.
As of June 30, 2025, the Company owns 30.4 million warrants of IQHQ. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ.
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
REIT Tax Election
We elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2025 and June 30, 2024. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	President (Principal Executive Officer)	August 7, 2025
Jim Dondero

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 7, 2025
Paul Richards