Form 10-Q
period 2025-09-30
NexPoint Real Estate Finance, Inc.
filed 2025-11-13
CIK 1786248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-39210
__________________________________
NexPoint Real Estate Finance, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________

Maryland	84-2178264
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)
(214) 276-6300
(Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share 8.50% Series A Cumulative Redeemable Preferred Stock, par value 0.01 per share	NREF NREF-PRA	New York Stock Exchange; NYSE Texas New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2025, the registrant had 17,721,828 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.
Form 10-Q
Quarter Ended September 30, 2025
i

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this quarterly report are based on management’s then-current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
iii

PART I
Item 1. Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,921	$3,877
Restricted cash	3,640	3,176
Net Operating Real Estate Investments	64,310	121,836
Loans, held-for-investment, net ($23,801 and $28,036 with related parties, respectively) (1)	583,646	497,544
Common stock investments, at fair value ($26,010 and $30,467 with related parties, respectively)	51,566	57,389
Equity method investments ($1,660 and $1,504 with related parties, respectively)	1,660	1,504
Mortgage loans, held-for-investment, net (2)	122,176	263,395
Preferred stock investments, at fair value	155,715	18,949
Accrued interest and dividends	60,703	41,208
Mortgage loans held in variable interest entities, at fair value	4,054,259	4,343,359
CMBS structured pass-through certificates, at fair value	42,334	34,979
Stock warrant investments, at fair value	116,228	27,400
Accounts receivable and other assets	3,916	1,457
TOTAL ASSETS	$5,278,074	$5,416,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net ($9,958 and $9,869 with related parties, respectively)	$176,752	$235,769
Master repurchase agreements	257,605	243,454
Unsecured notes, net ($6,500 and $6,500 with related parties, respectively)	222,217	221,001
Mortgages payable, net	63,500	95,464
Accounts payable and other accrued liabilities	11,889	9,458
Accrued interest payable	15,326	10,020
Bonds payable held in variable interest entities, at fair value	3,755,809	4,029,214
Total Liabilities	4,503,098	4,844,380

Redeemable Series B Preferred stock, $0.01 par value: 16,000,000 shares authorized; 13,717,142 and 6,695,715 shares issued and outstanding, respectively	305,564	149,045
Redeemable noncontrolling interests in the OP	93,989	86,164

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	3,319	3,255
Noncontrolling interest in subsidiary	95	95
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 1,645,000 shares issued and outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 17,721,828 and 17,461,129 shares issued and outstanding, respectively	177	174
Additional paid-in capital	390,804	387,892
Retained earnings (accumulated deficit)	(18,988)	(54,948)
Total Stockholders' Equity	375,423	336,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,278,074	$5,416,073

(1) Includes credit allowance of $25.9 million and $0.8 million, respectively
(2) Includes credit allowance of $0.1 million and $0.6 million, respectively
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income (loss)
Interest income (1)	$22,853	$23,559	$67,734	$40,218
Interest expense	(10,356)	(11,041)	(31,659)	(33,774)
Total net interest income (loss)	12,497	12,518	36,075	6,444
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	1,838	10,200	9,711	31,532
Change in unrealized gain (loss) on CMBS structured pass-through certificates	607	1,541	2,439	1,962
Change in unrealized gain (loss) on common stock investments	751	4,289	(5,823)	1,647
Change in unrealized gain (loss) on preferred stock and stock warrant investments	50,387	201	88,582	303
Change in unrealized gain (loss) on MSCR Notes	—	—	—	(13)
Change in unrealized gain (loss) on mortgage backed securities	—	464	—	1,079
Reversal of (provision for) credit losses	(15,680)	298	(24,589)	720
Dividend income	5,775	503	11,810	1,504
Other income (loss)	(122)	240	(140)	728
Realized gain	(23)	14	(23)	485
Loss on extinguishment of debt	(2,125)	(175)	(2,297)	(359)
Equity in losses of equity method investments	12	(1,105)	(952)	(3,997)
Gain on sale from real estate owned ($3,718 and $0 with related parties, respectively)	3,718	—	3,718	—
Revenues from consolidated real estate owned	1,579	2,189	6,490	6,435
Total other income (loss)	$46,717	$18,659	$88,926	$42,026
Operating expenses
General and administrative expenses	3,377	2,161	9,652	9,527
Loan servicing fees	372	341	1,067	1,258
Management fees	1,777	1,042	4,751	2,774
Expenses from consolidated real estate owned	2,826	4,300	10,436	14,105
Total operating expenses	$8,352	$7,844	$25,906	$27,664
Net income	50,862	23,333	99,095	20,806
Net (income) loss attributable to Series A preferred stockholders	(874)	(874)	(2,622)	(2,622)
Net (income) loss attributable to Series B preferred stockholders	(7,174)	(2,403)	(17,256)	(4,545)
Net (income) loss attributable to redeemable noncontrolling interests	(7,782)	(3,940)	(15,383)	(4,322)
Net income attributable to common stockholders	$35,032	$16,116	$63,834	$9,317

Weighted-average common shares outstanding - basic	17,722	17,461	17,651	17,383
Weighted-average common shares outstanding - diluted	43,854	30,468	39,628	27,673

Earnings (loss) per share outstanding - basic	$1.98	$0.92	$3.62	$0.54
Earnings (loss) per share outstanding - diluted	$1.14	$0.74	$2.43	$0.54

Dividends declared per common share	$0.5000	$0.5000	$1.5000	$1.5000
(1)     Includes $25.0 million related to accelerated amortization of the premium associated with the prepayment on a senior loan in the first quarter of 2024.

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
(Unaudited)

Nine Months Ended September 30, 2025	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2024	1,645,000	$16	17,461,129	$174	$387,892	$(54,948)	$3,255	$95	$336,484
Vesting of stock-based compensation	—	—	260,699	3	2,912	—	—	—	2,915
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	64	—	64
Net income attributable to Series A preferred stockholders	—	—	—	—	—	2,622	—	—	2,622
Net income attributable to common stockholders	—	—	—	—	—	63,834	—	—	63,834
Series A preferred stock dividends declared ($1.5939 per share)	—	—	—	—	—	(2,622)	—	—	(2,622)
Common stock dividends declared ($1.5000 per share)	—	—	—	—	—	(27,874)	—	—	(27,874)
Balances, September 30, 2025	1,645,000	$16	17,721,828	$177	$390,804	$(18,988)	$3,319	$95	$375,423

Three Months Ended September 30, 2025	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, June 30, 2025	1,645,000	$16	17,721,828	$177	$389,300	$(44,650)	$3,297	$95	$348,235
Vesting of stock-based compensation	—	—	—	—	1,504	—	—	—	1,504
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	22	—	22
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	35,032	—	—	35,032
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,370)	—	—	(9,370)
Balances, September 30, 2025	1,645,000	$16	17,721,828	$177	$390,804	$(18,988)	$3,319	$95	$375,423

Nine Months Ended September 30, 2024	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, December 31, 2023	1,645,000	$16	17,231,913	$172	$395,737	$(35,821)	$(4,195)	$(8,567)	$—	$95	$347,437
Vesting of stock-based compensation	—	—	229,216	2	3,506	—	—	—	—	—	3,508
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	3,212	—	3,212
Cancellation of common stock held in treasury	—	—	—	—	(12,762)	—	4,195	8,567	—	—	—
Net income attributable to Series A preferred stockholders	—	—	—	—	—	2,622	—	—	—	—	2,622
Net income attributable to common stockholders	—	—	—	—	—	9,317	—	—	—	—	9,317
Series A preferred stock dividends declared ($1.5939 per share)	—	—	—	—	—	(2,622)	—	—	—	—	(2,622)
Common stock dividends declared ($1.5000 per share)	—	—	—	—	—	(27,630)	—	—	—	—	(27,630)
Balances, September 30, 2024	1,645,000	$16	17,461,129	$174	$386,481	$(54,134)	$—	$—	$3,212	$95	$335,844

Three Months Ended September 30, 2024	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balances, June 30, 2024	1,645,000	$16	17,461,129	$174	$385,071	$(61,059)	$—	$—	$3,177	$95	$327,474
Vesting of stock-based compensation	—	—	—	—	1,410	—	—	—	—	—	1,410
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	35	—	35
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	16,116	—	—	—	—	16,116
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,191)	—	—	—	—	(9,191)
Balances, September 30, 2024	1,645,000	$16	17,461,129	$174	$386,481	$(54,134)	$—	$—	$3,212	$95	$335,844

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$99,095	$20,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums	8,570	33,649
Accretion of discounts	(9,156)	(14,644)
Depreciation and amortization of real estate investments	2,313	4,499
Amortization of deferred financing costs	161	36
Provision for (reversal of) credit losses	24,589	(720)
Net change in unrealized (gain) loss on investments held at fair value	(77,911)	543
Equity in (income) losses of unconsolidated equity method ventures	952	3,997
Net realized (gain) loss	(3,182)	(10,959)
Stock-based compensation expense	4,475	4,663
Payment in kind income	(9,376)	(11,033)
Loss on extinguishment of debt	2,297	359
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(19,495)	(10,737)
Accounts receivable and other assets	328	2,339
Accrued interest payable	5,307	2,686
Accounts payable, accrued expenses and other liabilities	(1,515)	(559)
Net cash provided by operating activities	27,452	24,925

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	331,237	357,172
Proceeds from payments received on mortgage loans held for investment	117,922	551,570
Originations of mortgage loans, held-for-investment, net	—	(122,247)
Originations of loans, held-for-investment, net	(75,476)	(127,841)
Purchases of preferred stock and stock warrants	(137,012)	(21,643)
Purchases of equity method investments	(1,500)	(10,892)
Sale of equity method investments	392	—
Purchases of CMBS securitizations	(11,590)	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	—	(53,619)
Sales of CMBS securitizations held in variable interest entities, at fair value	—	124,168
Purchases of mortgage backed securities, at fair value	—	(44,396)
Sale of mortgage backed securities, at fair value	—	84,397
Additions to real estate investments	(662)	(734)
Net proceeds from dispositions of real estate investments	56,348	—
Net cash provided by investing activities	279,659	735,935

Cash flows from financing activities
Borrowings under secured financing agreements	22,725	119,107
Principal repayments on borrowings under secured financing agreements	(83,575)	(512,064)
Distributions to bondholders of variable interest entities	(317,376)	(342,094)
Borrowings under master repurchase agreements	29,703	85,599
Principal repayments on borrowings under master repurchase agreements	(15,552)	(150,110)
Proceeds received from unsecured promissory note	—	6,500
Principal repayment on unsecured promissory note	—	(6,500)
Borrowings under bridge facility	—	19,900
Bridge facility repayments	—	(20,000)
Proceeds from the issuance of Series B preferred stock through public offering, net of offering costs	156,519	102,093
Principal repayments on mortgages payable	(32,125)	(173)
Payments for taxes related to net share settlement of stock-based compensation	(1,560)	(1,152)
Dividends paid to common stockholders	(25,987)	(25,183)
Dividends paid to Series A preferred stockholders	(2,622)	(2,622)
Dividends paid to Series B preferred stockholders	(15,195)	(4,545)
Distributions to redeemable noncontrolling interests in the OP	(7,558)	(7,558)
Net cash used in financing activities	(292,603)	(738,802)

Net increase (decrease) in cash, cash equivalents, and restricted cash	14,508	22,058
Cash, cash equivalents and restricted cash, beginning of period	7,053	16,649
Cash, cash equivalents and restricted cash, end of period	$21,561	$38,707

Supplemental Disclosure of Cash Flow Information
Interest paid	26,353	31,088
Supplemental Disclosure of Noncash Investing and Financing Activities
Adjustment to loans, held for investment, interest capitalization	19,074	—
Increase in dividends payable upon vesting of restricted stock units	1,887	2,447
Consolidation of mortgage loans and bonds payable held in variable interest entities	—	1,276,923
Consolidation of noncontrolling interest in CMBS variable interest entities	64	3,212
Deconsolidation of mortgage loans and bonds payable held in variable interest entities	—	(2,327,220)
See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage and life science sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of September 30, 2025, the Company holds approximately 83.82% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owns all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).
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
General
In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC, these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited Consolidated Financial Statements, which are included in the Company’s Annual Report. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 and future fiscal years.
Basis of Accounting
The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.
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
Principles of Consolidation
The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2025, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
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
On the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.
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
Allowance for Credit Losses
We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The current expected credit loss ("CECL") forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2024, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, senior loan balances, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The reasonable and supportable forecast period is determined based on the Company’s assessment of the most likely scenario of assumptions and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss forecast estimates, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed. The Company has determined that economic forecasts used in our CECL model can be reasonable and supportable over four quarters as it provides enough time to account for the expected changes of the economic conditions and the performance of the underlying assets. Beyond the Company’s reasonable and supportable forecast period, the Company immediately reverts to historical loss information. The Company considers an immediate reversion period appropriate in the CECL model because it provides a suitable balance between the stability of historical data and the flexibility to account for changing market conditions.
Specific CECL Reserve
In certain circumstances, we may determine that a loan is no longer suited for the model because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, and/or (iv) recovery of our loan may occur at an amount below our loan’s carrying value. We may instead elect to employ different methods to estimate credit losses that also conform to ASC 326 and related guidance.
Nonaccrual and Past Due Loans
We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis, net of specific CECL allowance, for loans on nonaccrual was $21.3 million as of September 30, 2025.
Loan Modifications Pursuant to ASC 326
During the nine months ended September 30, 2025, the Company utilized term extensions as the primary modification type for financing receivables related to borrowers experiencing financial difficulty for the two loans that were placed on nonaccrual status. These modifications generally involved extending the contractual maturity dates to provide additional time for repayment without reducing the principal balance or interest rate. The extensions were granted after evaluating borrower-specific circumstances and were intended to improve collectability while maintaining the contractual cash flows.
The following table summarizes our expected credit loss reserve for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Balances, January 1,	$(1,377)	$(2,100)
(Provision for) reversal of credit losses	(24,589)	720
Balances, September 30,	$(25,966)	$(1,380)

The following table summarizes our expected credit loss reserve as of September 30, 2025 and 2024 (dollars in thousands):

	2025	2024
General Reserve	$6,978	$1,380
Specific Reserve	18,988	—
Total Reserve	$25,966	$1,380

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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU-2023-09”), which introduces enhancements to income tax disclosures. The key enhancements affect expanded rate reconciliation requirements, disclosure of income taxes paid, and disclosures on tax position/carryforwards. The Company is currently evaluating the impact of adopting the amendments on its disclosures.
Reclassification of Prior Year Activity on the Consolidated Statement of Cash Flows
Certain reclassifications have been made within the consolidated statements of cash flows to the purchases of preferred stock and warrant investments for the nine months ended September 30, 2024.
3. Loans Held for Investment, Net
The Company’s investments in mortgage loans, mezzanine loans, preferred equity, promissory notes and revolving credit facilities are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity, promissory notes and revolving credit facilities are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of September 30, 2025 and December 31, 2024, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
September 30, 2025
Mortgage loans, held-for-investment	$119,243	$122,176	9	100.00%	5.32%	2.0
Mezzanine loans, held-for-investment	230,490	222,494	22	43.25%	10.23%	2.7
Preferred equity, held-for-investment	224,468	207,932	18	46.13%	10.32%	2.2
Promissory notes, held-for-investment	15,500	15,494	2	100.00%	13.65%	0.8
Revolving credit facility, held-for-investment	148,600	137,726	1	100.00%	13.50%	2.3
	$738,301	$705,822	52	65.90%	10.20%	2.3

Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Weighted Average
				Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2024
Mortgage loans, held-for-investment	$260,901	$263,395	10	46.23%	9.99%	2.4
Mezzanine loans, held-for-investment	133,207	134,870	22	78.31%	9.41%	4.4
Preferred equity, held-for-investment	224,423	223,653	16	42.43%	11.92%	2.3
Promissory notes, held-for-investment	4,000	3,992	2	100.00%	14.69%	0.5
Revolving credit facility, held-for-investment	148,600	135,029	1	100.00%	13.50%	3.0
	$771,131	$760,939	51	61.31%	11.15%	2.8
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

For the nine months ended September 30, 2025 and 2024, the loans held for investment, net and preferred equity portfolio activity was as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Balances, December 31,	$760,939	$1,004,880
Originations	75,476	250,088
Proceeds from principal repayments	(117,922)	(551,570)
PIK distribution reinvested in Preferred Units	9,376	11,033
Amortization of loan premium, net (1)	2,542	(21,319)
(Provision for) reversal of credit losses	(24,589)	720
Balance at September 30,	$705,822	$693,832
(1)Includes net amortization of loan purchase premiums.
As of September 30, 2025 and December 31, 2024, there were $6.5 million and $8.8 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.
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

	September 30, 2025
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	47	689,063	97.63%
4	2	5,713	0.81%
5	3	11,046	1.56%
	52	$705,822	100.00%

Risk Rating	December 31, 2024
	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—
2	—	—	—
3	49	739,960	97.24%
4	2	20,979	2.76%
5	—	—	—
	51	$760,939	100.00%
Our loan portfolio had a weighted-average risk rating of 3.0 as of September 30, 2025, and 3.0 as of December 31, 2024.

The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of September 30, 2025 and December 31, 2024 (dollars in thousands):

September 30, 2025
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2025	2024	2023	2022	2021	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	47	702,201	9,516	259,628	82,294	65,526	41,100	230,999	689,063
4	2	6,000	—	—	—	4,268	—	1,445	5,713
5	3	30,100	—	—	—	4,811	6,235	—	11,046
	52	$738,301	$9,516	$259,628	$82,294	$74,605	$47,335	$232,444	$705,822
(1)Represents the date a loan was originated or acquired.

December 31, 2024
	Carrying Value by Year of Origination (1)
Risk Rating	Number of Loans	Outstanding Face Amount	2024	2023	2022	2021	2020	Prior	Total Carrying Value
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	49	750,031	284,958	94,446	74,658	38,067	19,812	228,019	739,960
4	2	21,100	—	—	8,479	12,500	—	—	20,979
5	—	—	—	—	—	—	—	—	—
	51	$771,131	$284,958	$94,446	$83,137	$50,567	$19,812	$228,019	$760,939
(1)Represents the date a loan was originated or acquired.
The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	September 30, 2025	December 31, 2024
Massachusetts	17.66%	22.68%
Texas	17.54%	16.39%
Georgia	11.09%	8.68%
Maryland	8.22%	8.61%
California	6.09%	8.55%
Virginia	5.89%	5.15%
Florida	4.28%	5.15%
Other (21 and 21 states each at <4%)	29.23%	24.79%
	100.00%	100.00%

Collateral Property Type	September 30, 2025	December 31, 2024
Multifamily	36.31%	34.57%
Single Family Rental	29.36%	26.57%
Life Science	28.29%	34.98%
Self-Storage	3.80%	2.73%
Marina	2.24%	1.15%
	100.00%	100.00%
4. CMBS Trusts
As of September 30, 2025, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.
The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	September 30, 2025	December 31, 2024
Mortgage loans held in variable interest entities, at fair value	$4,054,259	$4,343,359
Accrued interest receivable	2,911	3,877

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(3,755,809)	(4,029,214)
Accrued interest payable	(2,310)	(3,212)
The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest earned	$5,669	$7,780	$17,508	$26,640
Realized gain (loss)	(429)	4,291	(513)	10,489
Unrealized gain (loss)	(3,402)	(1,871)	(7,284)	(5,597)
Change in net assets related to consolidated CMBS variable interest entities	$1,838	$10,200	$9,711	$31,532

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	September 30, 2025	December 31, 2024
Texas	17.71%	16.54%
Colorado	10.09%	10.99%
California	8.91%	9.26%
Florida	8.22%	7.65%
Washington	7.57%	9.24%
Georgia	5.54%	5.16%
New York	5.22%	4.87%
North Carolina	5.08%	4.74%
Other (28 and 32 states each at <4%)	31.66%	31.55%
	100.00%	100.00%

Collateral Property Type	September 30, 2025	December 31, 2024
Multifamily	100.00%	99.57%
Manufactured Housing	—%	0.43%
	100.00%	100.00%
5. Common and Preferred Stock Investments
Common Stock Investments, at fair value
The Company owns approximately 25.5% of the total outstanding shares of common stock of NexPoint Storage Partners, Inc. ("NSP") and thus can exercise significant influence over NSP. The Company elected the fair value option in accordance with ASC 825-10-10 for NSP.
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
The Company owns approximately 6.3% of the total outstanding shares of common stock of a private ground lease REIT (the "Private REIT") as of September 30, 2025. The Company elected the fair value option in accordance with ASC 825-10-10 for the Private REIT.
The investment in the Private REIT is a Level 3 asset in the fair value hierarchy. As of September 30, 2025, the Company valued this investment based on the Private REIT's market approach price of $18.33 per share.

The following table presents "Common stock investments, at fair value" as of September 30, 2025 and December 31, 2024, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	41,963	41,963	$26,010	$30,467
Private REIT	4/14/2022	Ground lease	1,394,213	1,394,213	25,556	26,922
The following table presents “Change in unrealized gain (loss) on common stock investments” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Change in unrealized gain (loss) on NexPoint Storage Partners	$1,308	$3,006	$(4,457)	$2,553
Change in unrealized gain (loss) on Private REIT	(557)	1,283	(1,366)	(906)
Change in unrealized gain (loss) on common stock investments	$751	$4,289	$(5,823)	$1,647

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
The Company owns approximately 6.0% of the total outstanding common equity of Ridgeview Place. The investment is held in an entity that is considered a VIE as the power to direct activities is not proportional to ownership interests. The investments are accounted for under the equity method and classified as Equity method investments.
The Company owns approximately 79.1% of total outstanding membership interests of Capital Acquisitions Partners, LLC ("CAP"). The investment is held in an entity that is considered a VIE as the power to direct activities is not proportional to ownership interests. The investment is accounted for under the equity method and classified as Equity method investments.
Preferred Stock Investments, at fair value
On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc. ("IQHQ"), a privately held life sciences real estate investment trust. The Series D-1 dividend accumulates quarterly at a 10.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 11.8% of the total outstanding shares of the Series D-1 as of September 30, 2025.
The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of September 30, 2025, the Company valued this investment at fair value, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.
On January 2, 2025, the Company invested in the Series E preferred stock ("Series E") of IQHQ through the IQHQ Subscription Agreement (as defined in Note 15). The Series E dividend accumulates quarterly at a 16.5% dividend rate per annum. The Series E are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 46.8% of the total outstanding shares of the Series E as of September 30, 2025.
The investment in the Series E is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of September 30, 2025, the Company valued the investment at fair value as there is a continuous offering open.
The following table presents "Preferred stock and warrant investments, at fair value" as of September 30, 2025 and December 31, 2024, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Preferred Stock
IQHQ Series D Preferred Stock	11/9/2023	Life Science	18,949	18,949	$18,702	$18,949
IQHQ Series E Preferred Stock	1/2/2025	Life Science	137,013	—	137,013	—
Warrants
IQHQ, Inc.	5/23/2024	Life Science	43,859,625	13,699,840	116,228	27,400
The following table presents “Change in unrealized gain (loss) on preferred stock and warrant investments” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Change in unrealized gain on preferred stock investments	$24,929	$201	$55,110	$303
Change in unrealized gain on warrants	25,458	—	33,472	—
Change in unrealized gain on preferred stock and warrant investments	$50,387	$201	$88,582	$303

6. Unconsolidated Variable Interest Entities
Unconsolidated VIEs
The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
As of September 30, 2025, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Accounting Treatment	Percentage Ownership as of September 30, 2025	Relationship as of September 30, 2025

Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	Fair Value	25.5%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	Equity Method	98.0%	VIE
Private REIT	Common Stock	Ground lease	Fair Value	6.3%	VIE
Ridgeview Place	Common Equity	Multifamily	Equity Method	6.0%	VIE
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	Equity Method	79.1%	VIE
The Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $26.0 million NSP common stock investment. The Company's maximum exposure to loss of value for CAP is the $1.7 million carrying value. The Company's maximum exposure to loss of value for the Private REIT investment is the fair value of the Company's $25.6 million Private REIT common stock investment.
7. CMBS Structured Pass-Through Certificates
As of September 30, 2025, the Company held fourteen CMBS interest only strips ("CMBS I/O Strips") at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. Multifamily structured credit risk notes ("MSCR Notes") are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties.
The following table presents the CMBS I/O Strips as of September 30, 2025 (in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,223	Multifamily	2.02%	20.58%	1/25/2030
CMBS I/O Strip	8/6/2020	12,733	Multifamily	2.98%	23.57%	6/25/2030
CMBS I/O Strip	4/28/2021	3,620	Multifamily	1.59%	23.67%	1/25/2030
CMBS I/O Strip	5/27/2021	2,658	Multifamily	3.38%	23.50%	5/25/2030
CMBS I/O Strip	6/7/2021	275	Multifamily	2.31%	33.44%	11/25/2028
CMBS I/O Strip	6/11/2021	1,254	Multifamily	1.69%	28.35%	5/25/2029
CMBS I/O Strip	6/21/2021	727	Multifamily	—%	—%	5/25/2030
CMBS I/O Strip	8/10/2021	1,695	Multifamily	1.89%	23.92%	4/25/2030
CMBS I/O Strip	8/11/2021	1,033	Multifamily	3.10%	19.14%	7/25/2031
CMBS I/O Strip	8/24/2021	182	Multifamily	2.61%	20.77%	1/25/2031
CMBS I/O Strip	9/1/2021	2,677	Multifamily	1.92%	22.55%	6/25/2030
CMBS I/O Strip	9/11/2021	2,985	Multifamily	2.95%	18.84%	9/25/2031
CMBS I/O Strip	1/16/2025	5,708	Multifamily	5.67%	15.01%	11/25/2034
CMBS I/O Strip	4/24/2025	5,564	Multifamily	5.69%	15.81%	4/25/2034
Total		$42,334		3.37%	20.61%
(1)Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents the CMBS I/O Strips as of December 31, 2024 (in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,395	Multifamily	2.02%	16.62%	1/25/2030
CMBS I/O Strip	8/6/2020	14,188	Multifamily	2.98%	20.73%	6/25/2030
CMBS I/O Strip	4/28/2021	4,175	Multifamily	1.59%	20.52%	1/25/2030
CMBS I/O Strip	5/27/2021	2,972	Multifamily	3.38%	20.56%	5/25/2030
CMBS I/O Strip	6/7/2021	330	Multifamily	2.31%	27.43%	11/25/2028
CMBS I/O Strip	6/11/2021	1,581	Multifamily	0.61%	9.13%	5/25/2029
CMBS I/O Strip	6/21/2021	1,001	Multifamily	1.15%	19.71%	5/25/2030
CMBS I/O Strip	8/10/2021	1,925	Multifamily	1.89%	20.89%	4/25/2030
CMBS I/O Strip	8/11/2021	1,104	Multifamily	3.10%	17.20%	7/25/2031
CMBS I/O Strip	8/24/2021	199	Multifamily	2.61%	18.42%	1/25/2031
CMBS I/O Strip	9/1/2021	2,947	Multifamily	1.92%	19.72%	6/25/2030
CMBS I/O Strip	9/11/2021	3,162	Multifamily	2.95%	17.01%	9/25/2031
Total		$34,979		2.49%	19.50%
(1)Current yield is the annualized income earned divided by the cost basis of the investment

The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest earned	$(38)	$(455)	$(57)	$772
Change in unrealized gain (loss) on CMBS structured pass-through certificates	607	1,541	2,439	1,962
Change in unrealized gain (loss) on MSCR Notes	—	—	—	(13)
Change in unrealized gain (loss) on mortgage backed securities	—	464	—	1,079
Total	$569	$1,550	$2,382	$3,800
8. Real Estate Investments, net
On December 31, 2021, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina (Hudson Montford).
On June 4, 2025, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) between NexPoint Montford Investment Co, LLC (a wholly owned subsidiary of the OP, the “Seller”) and NexBank Capital, Inc. ("NexBank Capital") to sell all the membership interests of NexPoint Montford, LLC (“Montford subsidiary”). On July 22, 2025 (the “closing date”), in accordance with the MIPA, the Seller sold the membership interests of the Montford subsidiary to NexBank Capital for $60.0 million. Substantially all of the fair value of the disposed membership interests is concentrated in the property that is wholly owned by the Montford subsidiary at the closing date. As such, the Company determined the Montford subsidiary is not a business, and the membership interests represent an in-substance nonfinancial asset consistent with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.
The membership interests sold represented 100% of the outstanding equity interests. Following the sale, the Company determined it no longer holds a controlling financial interest in the Montford subsidiary and is no longer the primary beneficiary. The Company deconsolidated the Montford subsidiary (including the property) as of July 22, 2025.

Simultaneously with the sale, the Seller, NexBank Capital and the Montford subsidiary entered into an Agreement Regarding Ownership of Bank Accounts, which retained the bank account and its balance, along with all its respective rights, titles and interest in, to, and under, at the Seller. During the nine months ended September 30, 2025, the Company recognized a gain on deconsolidation of $3.7 million which was recognized in gain on sales of real estate in the consolidated statement of operations.
A director and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Manager and directly owns 100% of the general partnership interests in the parent of the Manager and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank. For more information on the sale, see Note 17.
On October 10, 2023, the Company exercised its right to terminate and replace the existing manager of SPG Alexander JV LLC, which owns a 280-unit multifamily property in Atlanta, Georgia (Alexander at the District).

As of September 30, 2025, the components of the Company's investment in a multifamily property were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Alexander at the District	$7,806	$59,785	$—	$1,438	$69,029
Accumulated depreciation and amortization	—	(4,014)	—	(705)	(4,719)
Net Operating Real Estate Investments	$7,806	$55,771	$—	$733	$64,310
As of December 31, 2024, the components of the Company's investments in multifamily properties were as follows (in thousands):

Real Estate Investments, Net	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$50,204	$—	$1,018	$62,218
Alexander at the District	7,806	59,331	2	1,229	68,368
Accumulated depreciation and amortization	—	(7,662)	—	(1,088)	(8,750)
Total Real Estate Investments, Net	$18,802	$101,873	$2	$1,159	$121,836

The following table reflects the revenue and expenses for the three and nine months ended September 30, 2025 and 2024 for our multifamily properties (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental income	$1,569	$2,195	$6,401	$6,316
Other income	10	(6)	89	119
Total revenues	1,579	2,189	6,490	6,435
Expenses
Interest expense	1,456	2,096	5,113	6,270
Real estate taxes and insurance	217	150	980	1,034
Property operating expenses	389	653	1,516	1,799
Property general and administrative expenses	92	98	333	175
Property management fees	51	66	192	190
Depreciation and amortization	620	1,099	2,313	4,499
Rate cap (income) expense	1	138	(11)	139
Casualty (gain) loss	—	—	—	(1)
Total expenses	2,826	4,300	10,436	14,105
Net income (loss) from consolidated real estate owned	$(1,247)	$(2,111)	$(3,946)	$(7,670)

9. Debt
The following table summarizes the Company’s financing arrangements in place as of September 30, 2025 (dollars in thousands):

	September 30, 2025
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	$257,605	$257,605	N/A	(5)	5.96%	0.0	$740,573	$352,449	$337,306	4.1
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	108,848	108,848	7/12/2029		2.69%	2.0	119,243	122,176	122,176	2.0
Mezzanine loans
Freddie Mac	10/20/2020	57,945	57,945	8/1/2031		0.30%	4.6	98,254	90,336	90,336	4.6
Multifamily properties
Argentic	10/10/2023	63,500	63,500	11/6/2025	(6)	8.59%	0.1	N/A	64,310	64,310	0.1
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,958	4/27/2026		8.23%	0.6	N/A	N/A	25,555	N/A
Unsecured Financing
Various	10/15/2020	36,500	36,485	10/15/2025	(7)	7.50%	0.0	N/A	N/A	N/A	N/A
Various	4/20/2021	180,000	179,232	5/1/2026		5.75%	0.6	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	2.0	N/A	N/A	N/A	N/A
Total/weighted average		$720,898	$720,073			5.32%	0.9	$958,070	$629,271	$639,683	3.9
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
(6)Debt was assumed upon consolidation of this property and recorded at the outstanding principal amount. The loan was extended on November 6, 2024 for one year to November 6, 2025. The loan was further extended one year to November 6, 2026.
(7)On October 15, 2025, upon maturity, the OP repaid $37.9 million of its 7.5% OP Notes, which includes accrued interest, and extinguished the 7.50% OP Notes.

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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated July 12, 2019 with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of September 30, 2025. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of September 30, 2025, the outstanding balance on the Credit Facility was $108.8 million.
We, through the Subsidiary OPs, have borrowed approximately $257.6 million under our repurchase agreements and posted $740.6 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of September 30, 2025. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
The Company has issued an aggregate principal amount of $180.0 million of its 5.75% Senior Unsecured Notes ("5.75% Notes").
As of September 30, 2025 the principal outstanding senior loans and mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)		Location	Property Type	Interest Type	Interest Rate	Maturity Date
Senior Loans
Senior loan	2/11/2020	$28,564	(2)	Various	Single-family	Fixed	2.14%	12/1/2025
Senior loan	2/11/2020	32,719		Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,284		Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	6,691		Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,581		Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,643		Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,664		Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,056		Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,646		Various	Single-family	Fixed	2.64%	10/1/2028
Total		$108,848					2.69%

Mezzanine Loans
Mezzanine loan	10/20/2020	$8,723		Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Mezzanine loan	10/20/2020	7,344		White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031

Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$57,945				0.30%
(1)Outstanding principal balance represents the total repurchase agreement balance outstanding as of September 30, 2025.
(2)The Company deferred maturity to December 1, 2025
For the nine months ended September 30, 2025 and 2024, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Balances as of January 1,	$795,688	$1,268,212
Principal borrowings	52,428	231,106
Principal repayments	(99,127)	(688,674)
Principal repayments on mortgages payable	(32,125)	(173)
Loss on extinguishment of debt	1,839	359
Accretion of discounts	1,209	1,121
Amortization of deferred financing costs	161	36
Balances as of September 30,	$720,073	$811,987

Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2025 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2025(1)	$100,000	$286,169	$386,169
2026	190,000	9,284	199,284
2027	6,500	—	6,500
2028	—	64,174	64,174
2029	—	35,701	35,701
Thereafter	—	29,070	29,070
	$296,500	$424,398	$720,898
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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of September 30, 2025 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$17,921	$17,921	$—	$—	$17,921
Restricted cash	3,640	3,640	—	—	3,640
Loans, held-for-investment, net	583,646	—	—	578,970	578,970
Preferred stock investments, at fair value	155,715	—	—	155,715	155,715
Common stock investments, at fair value	51,566	—	—	51,566	51,566
Equity method investments	1,660	—	—	1,660	1,660
Mortgage loans, held-for-investment, net	122,176	—	—	120,573	120,573
Accrued interest	60,703	60,703	—	—	60,703
Mortgage loans held in variable interest entities, at fair value	4,054,259	—	4,047,023	7,236	4,054,259
CMBS structured pass-through certificates, at fair value	42,334	—	42,334	—	42,334
Stock warrant investments	116,228	—	—	116,228	116,228
Accounts receivable and other assets	3,916	3,916	—	—	3,916
Total Assets	$5,213,764	$86,180	$4,089,357	$1,031,948	$5,207,485

Liabilities
Secured financing agreements, net	$176,752	$—	$—	$155,359	$155,359
Master repurchase agreements	257,605	—	—	257,605	257,605
Unsecured notes, net	222,217	—	222,171	—	222,171
Mortgages payable, net	63,500	—	—	59,574	59,574
Accounts payable and other accrued liabilities	11,889	11,889	—	—	11,889
Accrued interest payable	15,326	15,326	—	—	15,326
Bonds payable held in variable interest entities, at fair value	3,755,809	—	3,755,809	—	3,755,809
Total Liabilities	$4,503,098	$27,215	$3,977,980	$472,538	$4,477,733

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
Management elected the fair value option to account for the Company's Level 3 assets as of September 30, 2025 (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range		Weighted Average (1)
NexPoint Storage Partners	$26,010	Discounted cash flow	Terminal cap rate	5.00% - 5.50%		5.25%
			Discount rate	7.00% - 9.00%		8.00%
IQHQ Series D Preferred Stock	18,703	Discounted cash flow	Discount rate	15.25% - 16.75%		16.00%
IQHQ Series E Preferred Stock	137,013	Discounted cash flow	Discount rate	15.76% - 17.26%		16.51%
Private REIT	25,556	Market approach	NAV per share multiple	0.95 - 1.05x	1.00	x
IQHQ Warrants	116,228	NAV Approach	Marketability Discount (2)	29.00% - 50.00%		39.50%
(1)Averages are weighted based on the fair value of the related instrument
(2)Change in valuation technique as a result transitioning third party report
The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of December 31, 2024 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$30,467	Discounted cash flow	Terminal cap rate	5.00% - 5.50%	5.25%
			Discount rate	8.00% - 8.50%	8.25%
IQHQ, Inc.	18,949	Discounted cash flow	Discount rate	11.00% - 12.00%	11.50%
Private REIT	26,922	Market approach	NAV per share multiple	1.00x - 1.15x	1.08x
(1)Averages are weighted based on the fair value of the related instrument.
The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the nine months ended September 30, 2025:

	Balances as of December 31, 2024	Additions	Change in Unrealized Gains/(Losses)	Balances as of September 30, 2025
NexPoint Storage Partners	$30,467	$—	$(4,457)	$26,010
IQHQ Series D Preferred Stock	18,949	—	(247)	18,702
IQHQ Series E Preferred Stock	—	81,656	55,357	137,013
Private REIT	26,922	—	(1,366)	25,556
IQHQ Warrants	27,400	55,356	33,472	116,228

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
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP and the 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the fair value of the Company’s common stock at the redemption date, and therefore, are calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP and the Series B Preferred Stock are classified as Level 2 if they are adjusted to their redemption value. As of September 30, 2025, the redeemable noncontrolling interests in the OP and the Series B Preferred Stock are valued at their carrying value on the Consolidated Balance Sheets.
11. Stockholders’ Equity
Common Stock
During the nine months September 30, 2025, the Company issued 260,699 shares of common stock, par value of $0.01 per share pursuant to the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the "LTIP").
As of September 30, 2025, the Company had 17,721,828 shares of common stock issued and outstanding.
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
On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share. On October 1, 2025, the Company increased the number of authorized and offered shares of Series B Preferred Stock to 17,200,000. As of September 30, 2025, the Company has issued 13,717,142 shares of Series B Preferred Stock for gross proceeds of $335.1 million before deducting selling commissions and dealer manager fees of approximately $26.6 million. The Series B Preferred Stock has a $25.00 per share liquidation preference. The Company expects that the Series B Preferred Offering will terminate on the earlier of the date the Company sells all 17,200,000 shares of the Series B Preferred Stock in the Series B Preferred Offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time. During the year ended December 31, 2024, Series B Preferred shareholders redeemed 1,746 shares of Series B Preferred Stock. During the nine months ended September 30, 2025, Series B Preferred shareholders redeemed 56,225 shares of Series B Preferred Stock.
Share Repurchase Program
On March 9, 2020, the Board authorized a share repurchase program (the “Prior Share Repurchase Program”) through which the Company could repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $10.0 million in shares of its common stock during a two-year period that expired on March 9, 2022. On September 28, 2020, the Board authorized the expansion of the Prior Share Repurchase Program to include the Company’s Series A Preferred Stock with the same period and repurchase limit. The Company was able to utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to net asset value ("NAV") per share. From inception through expiration, the Company repurchased 327,422 shares of its common stock, par value $0.01 per share, at a total cost of approximately $4.8 million, or $14.61 per share. These repurchased shares of common stock are classified as treasury stock and reduce the number of shares of the Company’s common stock outstanding and, accordingly, are considered in the weighted-average number of shares outstanding during the period until cancelled. On March 3, 2021, the Company cancelled 40,435 shares of common stock, and on May 29, 2024, the Company cancelled 286,987 shares of common stock, eliminating the remaining treasury shares.
On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Board extended the Share Repurchase Program for an additional two-year period set to expire on February 24, 2027. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of September 30, 2025.
Long Term Incentive Plan
On January 31, 2020, the NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “Original LTIP”) was approved and on May 7, 2020, the Company filed a registration statement on Form S-8 registering 1,319,734 shares of common stock, which the Company may issue pursuant to the Original LTIP.
On January 26, 2024, the LTIP was approved and on January 30, 2024, the Company filed a registration statement on Form S-8 registering an additional 2,308,000 shares of common stock, which the Company may issue pursuant to the LTIP. The LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries), and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.
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
The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding December 31, 2024	920,076		$15.81
Granted	482,772		14.66
Vested	(363,852)	(1)	16.48
Forfeited	(13,390)		14.63
Outstanding September 30, 2025	1,025,606		$15.15
(1)Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 260,699 shares being issued as shown on the consolidated statements of stockholders' equity.
The vesting schedule for the restricted stock units as of September 30, 2025 is as follows:

	Shares Vesting
	February	March	April	Total
2026	51,950	105,667	232,475	390,092
2027	112,419	105,664	86,945	305,028
2028	112,414	105,665	—	218,079
2029	112,407	—	—	112,407
Total	389,190	316,996	319,420	1,025,606
As of September 30, 2025, total unrecognized compensation expense on restricted stock unit awards was approximately $12.2 million, and the expense is expected to be recognized over a weighted average vesting period of 0.8 years.
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
The following table contains summary information of the ATM Program for sales from inception through September 30, 2025:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	11,498,589
Average Price Per Share, net	$21.62
OP Unit Redemptions
At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of September 30, 2025, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders.
12. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding and excludes any unvested restricted stock units issued pursuant to the LTIP.
Diluted earnings per share is computed by adjusting basic earnings per share for the dilutive effect of the assumed vesting of restricted stock units. Additionally, the Company includes the dilutive effect of the potential redemption of OP Units for common shares in accordance with the third amended and restated limited partnership agreement of the OP (as amended, the "OP LPA"). The Company also includes the assumed conversion of the Series B Preferred Stock using the if-converted method. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$35,032	$16,116	$63,834	$9,317

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	7,782	3,940	15,383	4,322
Net income attributable to Series B preferred stockholders	7,174	2,403	17,256	4,545
Net income (loss) for diluted computations	$49,988	$22,459	$96,473	$18,184

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	17,722	17,461	17,651	17,383
Average number of common shares from assumed vesting of unvested restricted stock units	95	920	229	904
Average number of common shares from assumed conversion of OP Units	5,038	5,038	5,038	5,038
Average number of common shares from assumed conversion of Series B Preferred Stock	20,999	7,049	16,710	4,348
Average number of common shares outstanding - diluted	43,854	30,468	39,628	27,673
Earnings per weighted average common share:
Basic	$1.98	$0.92	$3.62	$0.54
Diluted	$1.14	$0.74	$2.43	$0.54

13. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Redeemable noncontrolling interests in the OP, January 1,	$86,164	$89,471
Net income attributable to redeemable noncontrolling interests in the OP	15,383	4,322
Distributions to redeemable noncontrolling interests in the OP	(7,558)	(7,558)
Redeemable noncontrolling interests in the OP, September 30,	$93,989	$86,235

The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
September 30, 2025	17,721,828	5,038,382	22,760,210
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
Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2025 and 2024, there were no Offering Expenses that were paid on the Company's behalf for which the Company reimbursed the Manager.
Connections at Buffalo Pointe Contribution
On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $2.7 million through

September 30, 2025. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 93.2% occupancy as of September 30, 2025. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5% and has a maturity date of May 1, 2030.
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
RSU Issuance
For a discussion of the Company's restricted stock units issued in accordance with the LTIP, see Note 11.
OP Unit Redemptions
As of September 30, 2025, the Company had issued 8,748,735 shares of the Company's common stock to redeeming unitholders. See Note 11.
Expense Cap
Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.5% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the nine months ended September 30, 2025, operating expenses did not exceed the Expense Cap.
For the nine months ended September 30, 2025, the Company incurred management fees of $4.8 million.
NSP Guaranty
On December 8, 2022 and in connection with a restructuring of NSP, the Company, through NREF OP IV REIT Sub, LLC ("REIT Sub") together with NexPoint Diversified Real Estate Trust ("NXDT"), an entity that is advised by an affiliate of the Manager, Highland Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of September 30, 2025. As of September 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends was $14.1 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.90% of the guaranteed amount equal to $12.2 million.
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
Elysian at Hughes Center

As of September 30, 2025, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.4 million.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 17,200,000 shares of the Series B Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of September 30, 2025, the Company has issued 13,717,142 shares of Series B Preferred Stock for gross proceeds of $335.1 million and paid the Dealer Manager $16.3 million Selling Commissions and $8.1 million Dealer Manager Fees.
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
SFR OP issued a note (the “SFR OP Note II”) to the Company on July 10, 2024 with a maximum commitment of $5.0 million. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through the REIT Sub, extended the maturity date to July 10, 2026. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million and $2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of September 30, 2025.
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
NexBank Loan
On April 29, 2024, the Company, through the OP, entered into a loan agreement with NexBank, as lender, providing for a loan in the aggregate principal amount of $10.0 million (the “NexBank Loan”). The NexBank Loan bears interest at the rate which is the higher of (i) One Month Term Secured Overnight Financing Rate plus 4.2% per annum or (ii) 8.25% per annum, which is interest only during the term of the NexBank Loan and was set to mature on April 28, 2025, with the OP having two 364-day extension options, which may be exercised at the OP’s sole discretion. The Company exercised one of the extension options which brings the maturity date to April 27, 2026. As of September 30, 2025, the outstanding balance of the loan is $10.0 million.
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
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $3.1 million was unfunded as of September 30, 2025. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of September 30, 2025. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20% IRR; and
•10% to the Company and 90% to issuer thereafter.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of September 30, 2025. Further, the Company committed to purchase

$4.3 million of common equity with respect to the same property. The Company funded $0.5 million on April 4, 2025, resulting in an unfunded commitment of $0.3 million as of September 30, 2025.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of September 30, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property. The Company funded $0.5 million on April 4, 2025, resulting in an unfunded commitment of $0.3 million as of September 30, 2025.
SFR OP Promissory Note II Commitments
SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub, extended the maturity date to July 10, 2026 and increased the maximum amount available under the SFR OP Note II to $15.0 million. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million and $2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of September 30, 2025.
Alewife Holdings Loan Commitments
On January 26, 2024, the Company, through one of its subsidiaries (“OP IV”), along with The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into a Mezzanine Loan and Security Agreement (the "Alewife Loan") whereby it made a loan in the maximum principal amount of up to $218.0 million to IQHQ-Alewife Holdings, LLC ("Alewife Holdings"), which is solely owned by IQHQ, L.P. Alewife Holdings is the sole member of IQHQ-Alewife Member, LLC ("Alewife Member") and Alewife Member is the sole member of IQHQ-Alewife, LLC ("Alewife"). The Company has an ownership interest in the preferred stock in IQHQ, which is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.
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
On September 30, 2025, the Alewife Loan was bifurcated into a (i) a senior mortgage loan in the maximum principal sum of $85.0 million (the "Alewife Senior Loan") and (ii) a mezzanine loan in the maximum principal sum of $133.0 million (the "Alewife Mezzanine Loan"). The Alewife Senior Loan was deemed fully funded, with the Company holding 73.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $62.5 million, and OSL holding 26.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $22.5 million. On September 30, 2025 the Company and OSL sold the Alewife Senior Loan. The Company's prior fundings of $102.0 million of the Alewife Loan were deemed fundings of the Alewife Mezzanine Loan, with the Company holding 100% of the Alewife Mezzanine Loan at closing. The Alewife Mezzanine Loan is secured by an equity pledge by Alewife Holdings of its equity interest in Alewife Member and an equity pledge by Alewife Member of its equity interest in Alewife. The Company's expected maximum commitment under the Alewife Mezzanine Loan is $133.0 million, of which $31.0 million was unfunded as of September 30, 2025.
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
On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock Total Income+ Real Estate Fund (“Bluerock”) entered into a Revolving Credit Agreement (the “IQHQ Revolving Loan”) whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150 million of the principal amount of the IQHQ Promissory Note and the full $150 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025 is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of September 30, 2025, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, with an unfunded commitment balance of $20.0 million.
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
As of September 30, 2025, the Company has funded $137.0 million of the IQHQ Subscription Agreement, with an unfunded commitment balance of $23.0 million.
The table below shows the Company's unfunded commitments by investment type as of September 30, 2025 and December 31, 2024 (in thousands):

Investment Type	September 30, 2025	December 31, 2024
	Unfunded Commitments	Unfunded Commitments
Loans	$59,929	$64,217
Preferred Equity	3,055	7,874
Common Equity	1,536	2,536
Preferred Stock	23,000	150,000
	$87,520	$224,627
16. Segment Reporting
We have one reportable segment: NREF. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NREF segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NREF segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for acquisitions or dividend amounts. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NREF as the one operating segment and the reportable segment. As of September 30, 2025 the Company’s chief operating decision maker was the Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer of the Company.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the Consolidated Statements of Operations.
17. Subsequent Events

Upsize of Series B Preferred Offering
On October 1, 2025, the Company increased the number of authorized, classified and offered shares of its Series B Preferred Stock by 1,200,000 for a total of 17,200,000 shares of Series B Preferred Stock authorized and classified for issuance.
NexPoint Storage Series G Preferred Stock
On October 8, 2025, the Company, through the OP, purchased 3,178,286 shares of 15.0% Cumulative Series G Preferred Stock, $0.01 par value, of NSP for an aggregate purchase price of approximately $3.2 million.
Unsecured Notes Issuance
On October 10, 2025, the OP issued an aggregate of $45.0 million of 7.875% Senior Unsecured Notes due 2026 (the "2026 OP Notes"), pursuant to a note purchase agreement by and among the OP, the Company, the Manager, OSL and Bluerock. The 2026 OP Notes are due October 10, 2026, with two six-month extension options in the sole discretion of the OP, subject to an extension fee. The OP used a portion of the proceeds to fully repay the OP 7.50% Senior Unsecured Notes due 2025 ("7.50% OP Notes").
7.50% OP Notes Payoff
On October 15, 2025, upon maturity, the OP repaid $37.9 million of its 7.50% OP Notes, which includes accrued interest, and extinguished the 7.50% OP Notes.

Dividends Declared

The Board declared the fourth regular quarterly dividend of 2025 to common stockholders of $0.50 per share on October 28, 2025, to be paid on December 31, 2025, to stockholders of record as of December 15, 2025.
Series B Preferred
As of October 31, 2025, the Company has issued an additional 774,751 shares of Series B Preferred Stock for net proceeds of $17.4 million.
Series B Preferred Redemptions
As of November 11, 2025, the Company redeemed a total of 25,320 shares of the Series B Preferred Stock for $0.3 million, which is the share price of $25.00 per share subject to the applicable redemption fee plus any accrued but unpaid dividends.
Series C Preferred Offering

On November 4, 2025, the Company launched a $200.0 million offering of its 8.00% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share with a stated value of $25.00 per share.
Palisades Mezzanine Loan Payoff
On November 6, 2025, the Company received $12.7 million from Lurin Real Estate Mezz LI, LLC, related to the full payoff of principal, accrued interest and fees under a mezzanine loan.
Center Pointe Mezzanine Loan Partial Payoff
On October 23, 2025 and November 10, 2025, the Company received $2.5 million CPW Mezz LI, LLC related to a partial payoff of accrued interest under a mezzanine loan, with $3.4 million remaining outstanding.
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
We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of September 30, 2025 approximately $21.7 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates and NexBank, is one of the most experienced global alternative credit managers managing approximately $14.4 billion of loans and debt or credit related investments as of September 30, 2025 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.
We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.
The U.S. government announced a comprehensive set of tariffs in the second quarter of 2025. Following the pause of certain of these tariffs, the majority of the previously announced tariffs have been implemented. The U.S. government has indicated that it could impose additional tariffs on particular countries and impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. Management is actively engaged with vendors and business partners to reduce financial risks of tariffs; however, the impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.
On October 15, 2021, a lawsuit (the “Bankruptcy Trust Lawsuit”) was filed by a litigation subtrust formed in connection with Highland’s bankruptcy against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. On June 30, 2025, the bankruptcy court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on October 3, 2025. As of the date of this filing, the bankruptcy court has requested briefing from the parties regarding whether the court continues to have jurisdiction over the Bankruptcy Trust Lawsuit given the assignment of claims from Highland to HMIT. Briefs on this matter are due on November 18, 2025. On February 8, 2023, UBS Securities LLC and UBS AG London (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities, including Mr. Dondero, the President of our Sponsor, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On March 7, 2023, the matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state-law causes of action and retained and stayed the federal cause of action. On

February 26, 2024, several of the respondents, including Mr. Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Our website is located at nref.nexpoint.com. From time to time, we may use our website as a distribution channel for material company information.
Purchases and Dispositions in the Quarter
Acquisitions and Originations
The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended September 30, 2025. The amounts in the table below are as of the purchase or investment date:

Investment	Property Type	Investment Date	Outstanding Principal Amount	Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Common Equity	Multifamily	7/8/2025	$500,000	100.0%	N/A	N/A	N/A	Fixed
Mezzanine	Life Science	7/9/2025	6,533,824	100.0%	14.00%	14.00%	2/9/2027	Floating
Preferred Equity	Single-family	7/10/2025	1,158,939	99.0%	13.50%	13.64%	4/28/2027	Fixed
Preferred Stock	Life Science	7/17/2025	42,500,000	100.0%	16.50%	16.50%	N/A	Fixed
Promissory Note	Single-family	7/31/2025	10,936,042	100.0%	15.00%	15.00%	7/10/2026	Fixed
Real Estate	Multifamily	7/31/2025	225,513	100.0%	N/A	N/A	N/A	Fixed
Mezzanine	Self-Storage	8/1/2025	3,297,500	100.0%	10.55%	10.55%	8/1/2026	Floating
Preferred Equity	Marina	8/1/2025	4,480,000	100.0%	13.00%	13.00%	8/15/2035	Fixed
Mezzanine	Multifamily	8/8/2025	376,794	99.0%	15.30%	15.46%	1/9/2026	Floating
Promissory Note	Multifamily	9/30/2025	3,000,000	100.0%	8.00%	8.00%	9/30/2026	Fixed
			$73,008,612

(1)Current yield and coupon as of September 30, 2025.

Redemptions and Sales
The following investments were redeemed or sold during the three months ended September 30, 2025:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
Preferred Equity	Life Science	4/6/2023	7/11/2025	$702,604	$702,604	$—	$—
Real Estate	Multifamily	12/31/2021	7/22/2025	29,865,383	29,865,383	—	—
Preferred Equity	Life Science	10/19/2022	9/26/2025	441,743	441,743	—	—
Preferred Equity	Multifamily	10/5/2022	9/29/2025	2,539,672	2,539,672	—	—
Common Equity	Multifamily	5/8/2024	9/29/2025	391,500	391,500	—	—
Senior Loan	Life Science	1/26/2024	9/30/2025	62,450,000	62,450,000	—	—
				$96,390,902	$96,390,902	$—	$—
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
Change in unrealized gain on preferred stock investments and stock warrants. Includes unrealized gain (loss) based on changes in the fair value of our preferred stock investments in IQHQ Series D and E and changes in the fair value of our stock warrants in IQHQ. See Note 5 to our consolidated financial statements for additional information.
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
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following tables set forth a summary of our operating results for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net interest income	$12,497	$12,518	$(21)	(0.2)%
Other income	46,717	18,659	28,058	150.4%
Operating expenses	(8,352)	(7,844)	(508)	6.5%
Net income	50,862	23,333	27,529	118.0%
Net (income) loss attributable to Series A Preferred stockholders	(874)	(874)	—	—%
Net (income) loss attributable to Series B Preferred stockholders	(7,174)	(2,403)	(4,771)	198.5%
Net (income) loss attributable to redeemable noncontrolling interests	(7,782)	(3,940)	(3,842)	97.5%
Net income attributable to common stockholders	$35,032	$16,116	$18,916	117.4%
The change in our net income for the three months ended September 30, 2025 as compared to the net income for the three months ended September 30, 2024 primarily relates to an increase in interest income due to higher yielding assets, as well as an increase in other income. Our net income attributable to common stockholders for the three months ended September 30, 2025 was approximately $35.0 million. We had approximately $12.5 million in net interest income, generated $46.7 million in other income, incurred operating expenses of $8.4 million, allocated $0.9 million of income to Series A Preferred stockholders, allocated $7.2 million of income to Series B Preferred stockholders, and allocated $7.8 million of income to redeemable noncontrolling interests for the three months ended September 30, 2025.
Revenues
Net interest income. Net interest income was $12.5 million for the three months ended September 30, 2025 compared to net interest income of $12.5 million for the three months ended September 30, 2024 which remained consistent between periods.
Other income. Other income was $46.7 million for the three months ended September 30, 2025 compared to $18.7 million for the three months ended September 30, 2024, which was an increase of approximately $28.1 million. This was primarily due to an increase in unrealized gain related to preferred stock and warrants, an increase in our provision for credit losses as a result due to an increase in specific reserves related to a preferred investment, gain on sale of real estate assets, dividend income and an increase in income of equity method investments between the periods.
Expenses
G&A expenses. G&A expenses were $3.4 million for the three months ended September 30, 2025 compared to $2.2 million for the three months ended September 30, 2024, which was an increase of approximately $1.2 million. The increase between the periods was primarily due to a $0.5 million increase in other expenses compared to the prior period as well as a $0.5 million increase in audit fees.
Loan servicing fees. Loan servicing fees were $0.4 million for the three months ended September 30, 2025 compared to $0.3 million for the three months ended September 30, 2024, which was an increase of approximately $0.1 million and primarily the result of increases in loan servicing rates.
Management fees. Management fees were $1.8 million for the three months ended September 30, 2025 compared to $1.0 million for the three months ended September 30, 2024, which was an increase of approximately $0.8 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $2.8 million for the three months ended September 30, 2025, compared to $4.3 million for the three months ended September 30, 2024, which was a decrease of approximately $1.5 million. The decrease between the periods is due to the Company selling Hudson Montford on July 22, 2025.

The following tables set forth a summary of our operating results for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net interest income	$36,075	$6,444	$29,631	459.8%
Other income	88,926	42,026	46,900	111.6%
Operating expenses	(25,906)	(27,664)	1,758	(6.4)%
Net income	99,095	20,806	78,289	376.3%
Net (income) loss attributable to Series A Preferred stockholders	(2,622)	(2,622)	—	—%
Net (income) loss attributable to Series B Preferred stockholders	(17,256)	(4,545)	(12,711)	279.7%
Net (income) loss attributable to redeemable noncontrolling interests	(15,383)	(4,322)	(11,061)	255.9%
Net income attributable to common stockholders	$63,834	$9,317	$54,517	585.1%

The change in our net income for the nine months ended September 30, 2025 as compared to the net income (loss) for the nine months ended September 30, 2024 primarily relates to an increase in interest income due to higher yielding assets and a decrease in interest expense related to the repayment of one of our senior and mezzanine loans. Our net income attributable to common stockholders for the nine months ended September 30, 2025 was approximately $63.8 million. We had approximately $36.1 million in net interest income, and generated income of $88.9 million in other income, incurred operating expenses of $25.9 million, allocated $2.6 million of income to Series A Preferred stockholders, allocated $17.3 million of income to Series B Preferred stockholders, and allocated $15.4 million of income to redeemable noncontrolling interests for the nine months ended September 30, 2025.
Revenues
Net interest income. Net interest income was $36.1 million for the nine months ended September 30, 2025 compared to net interest income of $6.4 million for the nine months ended September 30, 2024, which was an increase of approximately $29.6 million. The increase between the periods is primarily due to increased income from investments in preferred equity loans and on the revolving credit facility.
Other income. Other income was $88.9 million for the nine months ended September 30, 2025 compared to $42.0 million for the nine months ended September 30, 2024, which was an increase of approximately $46.9 million. This was primarily due to an increase in unrealized gain related to preferred stock and warrants, an increase in our provision for credit losses due to an increase in specific reserves related to a preferred investment and an increase in dividend income, with an offset against the provision for expected credit losses.
Expenses
G&A expenses. G&A expenses were $9.7 million for the nine months ended September 30, 2025 compared to $9.5 million for the nine months ended September 30, 2024, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to a $0.1 million increase in audit expense as compared to the prior period.
Loan servicing fees. Loan servicing fees were $1.1 million for the nine months ended September 30, 2025 compared to $1.3 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to a decrease in SFR Loans in the portfolio compared to the prior period.
Management fees. Management fees were $4.8 million for the nine months ended September 30, 2025 compared to $2.8 million for the nine months ended September 30, 2024. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.
Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $10.4 million for the nine months ended September 30, 2025, compared to $14.1 million for the nine months ended September 30, 2024, which was a decrease of approximately $3.7 million. The decrease between the periods is due to the Company selling Hudson Montford on July 22, 2025.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended September 30,
	2025	2024	% Change
Net income attributable to common stockholders	$35,032	$16,116	117.4%
Net income attributable to redeemable noncontrolling interests	7,782	3,940	97.5%
Net income attributable to Series B Preferred stockholders	7,174	2,403	198.5%

Weighted-average number of shares of common stock outstanding
Basic	17,722	17,461	1.5%
Diluted	43,854	30,468	43.9%
Net income per share, basic	$1.98	$0.92	115.2%
Net income per share, diluted	$1.14	$0.74	54.1%
Dividends declared per share	$0.5000	$0.5000	—%

	For the Nine Months Ended September 30,
	2025	2024	% Change
Net income (loss) attributable to common stockholders	$63,834	$9,317	585.1%
Net income attributable to redeemable noncontrolling interests	15,383	4,322	255.9%
Net income attributable to Series B Preferred stockholders	17,256	4,545	279.7%

Weighted-average number of shares of common stock outstanding
Basic	17,651	17,383	1.5%
Diluted	39,628	27,673	43.2%
Net income per share, basic	$3.62	$0.54	570.4%
Net income per share, diluted	$2.43	$0.54	350.0%
Dividends declared per share	$1.5000	$1.5000	—%

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

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of noncontrolling interests and adjusted weighted average common shares outstanding - diluted to weighted average common shares outstanding - diluted for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2025	2024	% Change
Net income attributable to common stockholders	$35,032	$16,116	117.4%
Net income attributable to redeemable noncontrolling interests	7,782	3,940	97.5%
Adjustments
Amortization of stock-based compensation	1,504	1,411	6.6%
Provision for (reversal of) credit losses	15,680	(298)	5361.7%
Equity in (income) losses of equity method investments	(12)	1,105	(101.1)%
Unrealized (gains) or losses (1)	(48,344)	(4,660)	937.4%
EAD	$11,642	$17,614	(33.9)%

EAD per Diluted Common Share	$0.51	$0.75	(32.3)%

Adjustments
Amortization of premiums	3,750	4,093	(8.4)%
Accretion of discounts	(4,055)	(7,071)	42.7%
Depreciation and amortization of real estate investments	620	1,099	(43.6)%
Amortization of deferred financing costs	137	12	1041.7%
CAD	$12,094	$15,747	(23.2)%

CAD per Diluted Common Share	$0.53	$0.67	(20.9)%

Weighted-average common shares outstanding - basic	17,722	17,461	1.5%
Weighted-average common shares outstanding - diluted	43,854	30,468	43.9%
Shares attributable to potential redemption of Series B Preferred	(20,999)	(7,049)	(197.9)%
Adjusted weighted-average common shares outstanding - diluted	22,855	23,419	(2.4)%
(1)Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.

	For the Nine Months Ended September 30,
	2025	2024	% Change
Net income attributable to common stockholders	$63,834	$9,317	585.1%
Net income attributable to redeemable noncontrolling interests	15,383	4,322	255.9%
Adjustments
Amortization of stock-based compensation	4,475	4,663	(4.0)%
Provision for (reversal of) credit losses	24,589	(720)	3515.1%
Equity in (income) losses of equity method investments	952	3,997	(76.2)%
Unrealized (gains) or losses (1)	(77,911)	543	(14448.3)%
EAD	$31,322	$22,122	41.6%

EAD per Diluted Common Share (2)	$1.37	$0.95	44.2%

Adjustments
Amortization of premiums	8,570	33,649	(74.5)%
Accretion of discounts	(9,156)	(14,644)	37.5%
Depreciation and amortization of real estate investments	2,313	4,499	-48.6%
Amortization of deferred financing costs	161	36	347.2%
CAD	$33,210	$45,662	(27.3)%

CAD per Diluted Common Share (2)	$1.45	$1.96	(26.0)%

Weighted-average common shares outstanding - basic	17,651	17,383	1.5%
Weighted-average common shares outstanding - diluted	39,628	27,673	43.2%
Shares attributable to potential redemption of Series B Preferred	(16,710)	(4,348)	(284.3)%
Adjusted weighted-average common shares outstanding - diluted (2)	22,918	23,325	(1.7)%
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
Book Value per Share / Unit
The following table calculates our book value per share (in thousands, except per share data):

	September 30, 2025	December 31, 2024
Common stockholders' equity	$334,499	$295,624
Shares of common stock outstanding at period end	17,722	17,461
Book value per share of common stock	$18.87	$16.93

Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	September 30, 2025	December 31, 2024
Common stockholders' equity	$334,499	$295,624
Redeemable noncontrolling interests in the OP	93,989	86,164
Total equity	$428,488	$381,788

Redeemable OP Units at period end	5,038	5,038
Shares of common stock outstanding at period end	17,722	17,461
Combined shares of common stock and redeemable OP Units	22,760	22,499
Combined book value per share / unit	$18.83	$16.97
Our Portfolio
Our portfolio consists of SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common stock investments, preferred stock investments, multifamily properties, promissory notes, revolving credit facilities and stock warrants with a combined unpaid principal balance of $1.5 billion as of September 30, 2025 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of September 30, 2025 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	Senior Loans
1	Senior Loan	2/11/2020	$7,688		$1,081	Various	Single-family	5.35%	5.29%	2.34
2	Senior Loan	2/11/2020	5,056		588	Various	Single-family	5.24%	5.06%	3.01
3	Senior Loan	2/11/2020	31,793		3,303	Various	Single-family	4.74%	4.73%	0.17
4	Senior Loan	2/11/2020	9,253		1,041	Various	Single-family	6.10%	5.87%	3.01
5	Senior Loan	2/11/2020	34,835		3,692	Various	Single-family	5.55%	5.31%	3.09
6	Senior Loan	2/11/2020	5,447		617	Various	Single-family	5.99%	5.75%	3.17
7	Senior Loan	2/11/2020	8,380		1,028	Various	Single-family	5.88%	5.68%	3.26
8	Senior Loan	2/11/2020	6,268		797	Various	Single-family	5.46%	5.30%	3.42
9	Senior Loan	2/11/2020	10,523		1,283	Various	Single-family	4.72%	4.70%	0.42
	Total		119,243		13,430			5.32%	5.18%	2.05

	CMBS B-Pieces
1	CMBS B-Piece	2/11/2020	13,202	(5)	3,142	Various	Multifamily	7.21%	7.21%	0.41
2	CMBS B-Piece	2/11/2020	28,581	(5)	6,984	Various	Multifamily	6.07%	6.07%	1.15
3	CMBS B-Piece	7/30/2020	15,910	(5)	(2,277)	Various	Multifamily	13.47%	13.47%	1.73
4	CMBS B-Piece	4/20/2021	14,714	(5)	3,727	Various	Multifamily	10.60%	10.60%	5.41
5	CMBS B-Piece	6/30/2021	108,303	(5)	24,631	Various	Multifamily	—%	9.36%	1.25
6	CMBS B-Piece	5/2/2022	25,532	(5)	5,321	Various	Multifamily	4.91%	5.24%	13.16
7	CMBS B-Piece	7/28/2022	53,691	(5)	13,497	Various	Multifamily	9.60%	9.60%	3.82
8	CMBS B-Piece	2/22/2024	30,869	(5)	6,660	Various	Multifamily	5.90%	6.59%	3.82
9	CMBS B-Piece	4/24/2024	31,931	(5)	7,566	Various	Multifamily	5.59%	6.30%	3.48
	Total		322,733		69,251			5.08%	8.39%	3.26

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020	17,590	(6)	283	Various	Multifamily	2.02%	20.58%	4.32
2	CMBS I/O Strip	8/6/2020	108,643	(6)	3,116	Various	Multifamily	2.98%	23.57%	4.74
3	CMBS I/O Strip	4/28/2021	63,181	(6)	852	Various	Multifamily	1.59%	23.67%	4.32
4	CMBS I/O Strip	5/27/2021	20,000	(6)	650	Various	Multifamily	3.38%	23.50%	4.65
5	CMBS I/O Strip	6/7/2021	4,266	(6)	60	Various	Multifamily	2.31%	33.44%	3.16

6	CMBS I/O Strip	6/11/2021		85,340	(6)	515	Various	Multifamily	1.69%	28.35%	3.65
7	CMBS I/O Strip	6/24/2021		19,384	(6)	274	Various	Multifamily	—%	—%	4.65
8	CMBS I/O Strip	8/10/2021		25,000	(6)	362	Various	Multifamily	1.89%	23.92%	4.57
9	CMBS I/O Strip	8/11/2021		6,942	(6)	262	Various	Multifamily	3.10%	19.14%	5.82
10	CMBS I/O Strip	8/24/2021		1,625	(6)	43	Various	Multifamily	2.61%	20.77%	5.32
11	CMBS I/O Strip	9/1/2021		34,625	(6)	641	Various	Multifamily	1.92%	22.55%	4.74
12	CMBS I/O Strip	9/11/2021		20,902	(6)	760	Various	Multifamily	2.95%	18.84%	5.99
13	CMBS I/O Strip	1/16/2025		15,000	(6)	1,440	Various	Multifamily	5.67%	15.01%	9.16
14	CMBS I/O Strip	4/15/2025		15,327	(6)	1,352	Various	Multifamily	5.69%	15.81%	8.57
	Total			437,825		10,610			2.41%	22.51%	4.78

	Mezzanine Loans
1	Mezzanine	6/12/2020		5,000		5,000	Houston, TX	Multifamily	11.00%	11.00%	1.69
2	Mezzanine	10/20/2020		5,470		2,213	Wilmington, DE	Multifamily	7.50%	7.38%	3.59
3	Mezzanine	10/20/2020		10,380		4,245	White Marsh, MD	Multifamily	7.42%	7.27%	5.75
4	Mezzanine	10/20/2020		14,253		5,783	Philadelphia, PA	Multifamily	7.59%	7.46%	3.67
5	Mezzanine	10/20/2020		3,700		1,492	Daytona Beach, FL	Multifamily	7.83%	7.71%	3.01
6	Mezzanine	10/20/2020		12,000		4,904	Laurel, MD	Multifamily	7.71%	7.55%	5.50
7	Mezzanine	10/20/2020		3,000		1,227	Temple Hills, MD	Multifamily	7.32%	7.17%	5.84
8	Mezzanine	10/20/2020		1,500		614	Temple Hills, MD	Multifamily	7.22%	7.07%	5.84
9	Mezzanine	10/20/2020		5,540		2,241	Lakewood, NJ	Multifamily	7.33%	7.21%	3.59
10	Mezzanine	10/20/2020		6,829		2,757	North Aurora, IL	Multifamily	7.53%	7.41%	3.26
11	Mezzanine	10/20/2020		3,620		1,480	Rosedale, MD	Multifamily	7.42%	7.27%	5.75
12	Mezzanine	10/20/2020		9,610		3,930	Cockeysville, MD	Multifamily	7.42%	7.27%	5.75
13	Mezzanine	10/20/2020		7,390		3,022	Laurel, MD	Multifamily	7.42%	7.27%	5.75
14	Mezzanine	10/20/2020		1,190		481	Las Vegas, NV	Multifamily	7.71%	7.59%	3.42
15	Mezzanine	10/20/2020		3,310		1,340	Atlanta, GA	Multifamily	6.91%	6.80%	3.75
16	Mezzanine	10/20/2020		2,880		1,162	Des Moines, IA	Multifamily	7.89%	7.77%	3.09
17	Mezzanine	10/20/2020		4,010		1,618	Urbandale, IA	Multifamily	7.89%	7.77%	3.09
18	Mezzanine	11/18/2021		12,600		12,537	Irving, TX	Multifamily	—%	—%	3.17
19	Mezzanine	12/29/2021		8,136		8,125	Rogers, AR	Multifamily	15.30%	15.32%	0.28
20	Mezzanine	6/9/2022	(7)	4,500		4,497	Rogers, AR	Multifamily	—%	—%	0.11
21	Mezzanine	8/1/2025		3,573		3,298	Beacon, NY	Self-Storage	10.55%	11.43%	0.84
22	Mezzanine	1/26/2024	(8)	101,999		101,999	Cambridge, MA	Life Science	14.00%	14.00%	1.36
	Total			230,490		173,965			10.23%	10.18%	2.72

	Preferred Equity
1	Preferred Equity	5/29/2020	(9)	12,735		12,735	Houston, TX	Multifamily	11.00%	11.00%	4.59
2	Preferred Equity	9/29/2021		22,054		22,020	Holly Springs, NC	Life Science	10.00%	10.02%	1.00
3	Preferred Equity	12/28/2021		11,377		11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	6.42
4	Preferred Equity	1/14/2022		35,181		35,168	Vacaville, CA	Life Science	10.00%	10.00%	1.00
5	Preferred Equity	4/7/2022		3,903		3,879	Beaumont, TX	Self-Storage	14.19%	14.28%	4.92
6	Preferred Equity	6/8/2022		4,480		4,454	Temple, TX	Self-Storage	13.47%	13.55%	4.92
7	Preferred Equity	7/1/2022		10,000		9,966	Medley, FL	Self-Storage	11.00%	11.04%	1.75
8	Preferred Equity	8/10/2022		8,500		8,500	Plano, TX	Multifamily	—%	—%	0.15
9	Preferred Equity	9/30/2022		9,000		8,998	Fort Worth, TX	Multifamily	—%	—%	0.00
10	Preferred Equity	10/19/2022		8,063		8,108	Woodbury, MN	Life Science	10.00%	9.94%	1.00
11	Preferred Equity	2/10/2023		29,450		29,462	Forney, TX	Multifamily	11.00%	11.00%	2.50
12	Preferred Equity	2/24/2023		28,970		28,975	Richmond, VA	Multifamily	11.00%	11.00%	1.48
13	Preferred Equity	5/16/2023		20,945		20,820	Phoenix, AZ	Single-family	13.50%	13.58%	1.58
14	Preferred Equity	5/17/2023		4,192		4,154	Houston, TX	Life Science	13.00%	13.12%	0.23
15	Preferred Equity	6/28/2024		7,500		7,473	Knoxville, TN	Marina	13.00%	13.05%	3.08
16	Preferred Equity	3/19/2025		5,428		5,427	Kuttawa, KY	Marina	13.00%	13.00%	9.88
17	Preferred Equity	1/31/2025		1,200		1,200	Houston, TX	Multifamily	14.00%	14.00%	2.50
18	Preferred Equity	10/5/2022		1,490		1,483	Kirkland, WA	Multifamily	9.00%	9.04%	2.25
	Total			224,468		224,199			10.32%	10.34%	2.18

	Common Equity
1	Common Stock	11/6/2020		N/A	26,010	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	25,556	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A	—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A	—	Richmond, VA	Multifamily	N/A	N/A	N/A
5	Common Equity	9/8/2023		N/A	—	Atlanta, GA	Multifamily	N/A	N/A	N/A
6	Common Equity	7/8/2025		N/A	—	Irving, TX	Multifamily	N/A	N/A	N/A
7	Membership Interest	4/9/2024		N/A	1,660	Various	Multifamily	N/A	N/A	N/A
	Total				53,226

	Preferred Stock
1	Preferred Stock	11/9/2023		N/A	18,702	Various	Life Science	10.50%	N/A	N/A
2	Preferred Stock	1/2/2025		N/A	137,013	Various	Life Science	16.50%	N/A	N/A
	Total				155,715

	Real Estate
1	Real Estate	12/31/2021	(10)	N/A	188	Charlotte, NC	Multifamily	N/A	N/A	N/A
2	Real Estate	10/10/2023	(11)	N/A	(1,566)	Atlanta, GA	Multifamily	N/A	N/A	N/A
	Total				(1,378)

	Promissory Note
1	Promissory Note	7/10/2024		12,500	12,500	Various	Single-family	15.00%	15.00%	0.78
2	Promissory Note	9/30/2025		3,000	3,000	Las Vegas, NV	Multifamily	8.00%	8.00%	1.00
	Total			15,500	15,500			13.65%	13.65%	0.82

	Revolving Credit Facility
1	Revolving Credit Facility	12/31/2024		148,600	137,901	Various	Life Science	13.50%	13.50%	2.25
	Total			148,600	137,901			13.50%	13.50%	2.25

	Stock Warrant
1	Stock Warrant	5/23/2024		N/A	116,228	Various	Life Science	N/A	N/A	N/A
	Total				116,228
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
(7)The mezzanine loan term was extended effective April 9, 2025 to May 16, 2025, and extended further to November 10, 2025. The Company intends to extend the maturity to facilitate the sale of the property.
(8)Effective April 1, 2024, the Company reclassified this investment from a mezzanine loan to senior loan because there was no senior mortgage on the property collateralized by the loan. Effective September 30, 2025, the Company reclassified this investment back to a mezzanine loan because as of September 30, 2025 there is a senior mortgage on the property collateralized by the loan.
(9)The Company, through the Subsidiary OPs, invested $1.1 million in the year ended December 31, 2024 in this preferred equity investment.
(10)Real Estate is a 204-unit multifamily property the Company sold on July 22, 2025. The Company must include the net assets still owed in its financial statements pursuant to applicable accounting standards.
(11)Real Estate is a 280-unit multifamily property. As of September 30, 2025, the property was 94.6% occupied with effective rent per occupied unit of $1,617 per month.

The following table details overall statistics for our portfolio as of September 30, 2025 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Equity Investments	Real Estate Investments	Stock Warrants
Number of investments	88	20	58	7	2	1
Principal balance (1)	$1,110,823	$377,836	$732,986	N/A	N/A	N/A
Carrying value	$1,574,961	$367,907	$973,290	$53,226	$64,310	$116,228
Weighted-average cash coupon	5.32%	5.61%	5.17%	N/A	N/A	N/A
Weighted-average all-in yield	7.62%	10.77%	6.43%	N/A	N/A	N/A
(1) Cost is used in lieu of notional value for CMBS I/O Strips.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments, any potential obligations to fulfill unfunded commitments and dividend requirements for the twelve-month period following September 30, 2025.
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
The following table details the asset and debt metrics for the SFR and mezzanine loans as of September 30, 2025:

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
Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:
Freddie Mac Credit Facilities
Prior to the Formation Transaction, two of our subsidiaries entered into the Credit Facility. Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of the Underlying Loans. No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of September 30, 2025, the outstanding balance on the Credit Facility was $108.8 million.
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
As discussed in Note 9 to our consolidated financial statements, we, through the OP and the Subsidiary OPs, have borrowed approximately $257.6 million under our repurchase agreements and posted approximately $740.6 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.
The table below provides additional details regarding recent borrowings under the master repurchase agreements (in thousands):

	September 30, 2025
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
Mizuho(4)	4/15/2020	257,605	257,605	N/A	(5)	5.96%	0.0	740,573	352,449	337,306	4.1
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
On March 15, 2022, the Company, the OP and the Manager separately entered into Equity Distribution Agreements with each of Raymond James, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC, pursuant to which the Company may issue and sell from time to time under its ATM Program. The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of September 30, 2025, pursuant to the Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the ATM Program, see Note 11 to our consolidated financial statements.
Series B Preferred Stock Offering
On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. On October 1, 2025, the Company increased the size of the Series B Preferred Stock offering to 17,200,000 shares for gross proceeds of $430.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) Selling Commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the offering and (ii) a Dealer Manager Fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering. The Dealer

Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 17,200,000 shares of the Series B Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of September 30, 2025, the Company has sold 13,717,142 shares of Series B Preferred Stock for total gross proceeds of $335.1 million.
Company Notes Offering
The Company has an aggregate principal amount of $180.0 million of its 5.75% Notes outstanding as of September 30, 2025.
OP Notes Offering
As of September 30, 2025, the OP had an aggregate principal amount of $36.5 million of its 7.50% OP Notes outstanding.
Subsequent to September 30, 2025, the OP issued a total of $45.0 million aggregate principal amount of its 2026 OP Notes for proceeds of approximately $43.9 million after original issue discount, the proceeds of which were used to repay the 7.50% OP Notes at maturity.
Other Potential Sources of Financing
We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of September 30, 2025, our cash and cash equivalents were $17.9 million.
Cash Flows
The following table presents selected data from our Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	For the Nine Months Ended September 30, 2025
	2025	2024
Net cash provided by operating activities	$27,452	$24,925
Net cash provided by investing activities	279,659	735,935
Net cash (used in) financing activities	(292,603)	(738,802)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,508	22,058
Cash, cash equivalents and restricted cash, beginning of period	7,053	16,649
Cash, cash equivalents and restricted cash, end of period	$21,561	$38,707
Cash flows from operating activities. During the nine months ended September 30, 2025, net cash provided by operating activities was $27.5 million compared to net cash provided by operating activities of $24.9 million for the nine months ended September 30, 2024. This increase primarily relates to the change in unrealized gains on investments held at fair value.
Cash flows from investing activities. During the nine months ended September 30, 2025, net cash provided by investing activities was $279.7 million compared to net cash provided by investing activities of $735.9 million for the nine months ended September 30, 2024. This decrease was primarily due to a decrease in proceeds from payments received on mortgage loans held for investment.
Cash flows from financing activities. During the nine months ended September 30, 2025, net cash used in financing activities was $292.6 million compared to net cash used in financing activities of $738.8 million for the nine months ended

September 30, 2024. The decrease primarily relates to a decrease of principal repayments on borrowings under secured financing agreements.
Emerging Growth Company and Smaller Reporting Company Status
Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act. The Company expects to lose its emerging growth company status at December 31, 2025.
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
On December 8, 2022, the Co-Guarantors, as guarantors, entered into the NSP Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of September 30, 2025. As of September 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends was $14.1 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.90% of the guaranteed amount equal to $12.2 million.

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
On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $3.1 million was unfunded as of September 30, 2025. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return IRR hurdle as shown below. There was no value ascribed to the common interest as of September 30, 2025. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:
•0% to the Company and 100% to issuer up to a 20% IRR
•10% to the Company and 90% to issuer thereafter
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of September 30, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.3 million was unfunded as of September 30, 2025.
On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of September 30, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.3 million was unfunded as of September 30, 2025.
SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub. extended the maturity date to July 10, 2026 and increased the maximum amount available under the SFR OP Note II to $15.0 million. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million, $2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of September 30, 2025.
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
On September 30, 2025, the Alewife Loan was bifurcated into (i) a senior mortgage loan in the maximum principal sum of $85.0 million (the "Alewife Senior Loan") and (ii) a mezzanine loan in the maximum principal sum of $133.0 million (the "Alewife Mezzanine Loan"). The Alewife Senior Loan was deemed fully funded, with the Company holding 73.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $62.5 million, and OSL holding 26.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $22.5 million. On September 30, 2025 the Company and OSL sold the Alewife Senior Loan. The Company's prior fundings of $102.0 million of the Alewife Loan were deemed fundings of the Alewife Mezzanine Loan, with the Company holding 100% of the Alewife Mezzanine Loan at closing. The Alewife Mezzanine Loan is secured by an equity pledge by Alewife Holdings of its equity interest in Alewife Member and an equity pledge by Alewife Member of its equity interest in Alewife. The Company's expected maximum commitment under the Alewife Mezzanine Loan is $133.0 million, of which $31.0 million was unfunded as of September 30, 2025.
On May 10, 2024, OP IV, NXDT OP and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to 9% of the Alewife Loan to NXDT OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned $7.5 million interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, under the Assignment Agreement, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, NXDT OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by NXDT OP and OSL, respectively. OP IV is required to fund any amounts not funded by OSL and NXDT OP. At any time that NXDT OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, NXDT OP and OSL have the option upon notice to OP IV to pay to OP IV any amount of such unfunded amount. Upon such payment, NXDT OP or OSL would become entitled to all interest and fees accrued on the amount paid to OP IV on and after the date of such payment. The Company's expected maximum commitment under the Alewife Mezzanine Loan is $133.0 million, of which $31.0 million was unfunded as of September 30, 2025.
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
On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock Total Income+ Real Estate Fund (“Bluerock”) entered into a Revolving Credit Agreement (the “IQHQ Revolving Loan”) whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150 million of the principal amount of the IQHQ Promissory Note and the full $150 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025 is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of September 30, 2025, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, with an unfunded commitment balance of $20.0 million.
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
As of September 30, 2025, the Company has funded $137.0 million of IQHQ Subscription Agreement, with an unfunded commitment balance of $23.0 million.
The table below shows the Company's unfunded commitments by investment type as of September 30, 2025 and December 31, 2024 (in thousands):

Investment Type	September 30, 2025	December 31, 2024
	Unfunded Commitments	Unfunded Commitments
Loans	$59,929	$64,217
Preferred Equity	3,055	7,874
Common Equity	1,536	2,536
Preferred Stock	23,000	150,000
	$87,520	$224,627
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
We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our loan portfolio. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include (i) a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The cumulative effect of adoption of ASU 2016-13 as of January 1, 2023 was a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2025 was $1.4 million. The provision for credit losses of $24.6 million for the nine months ended September 30, 2025 is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $26.0 million as of September 30, 2025.
Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Valuation of Common Equity, Preferred Stock and Warrants
As of September 30, 2025, the Company owns approximately 25.5% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the nine months ended September 30, 2025, the unrealized loss related to the change in fair value estimate is $4.5 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.
As of September 30, 2025, the Company owns approximately 6.3% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the nine months ended September 30, 2025, the unrealized loss related to the change in fair value estimate is $1.4 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.
As of September 30, 2025, the Company owns approximately 98.0% of the total outstanding common equity of each of RFGH and RTB and 79.1% of the total outstanding membership interests of CAP. The Company holds these equity method investments based on the Company's proportionate share of income (losses) for the nine months ended September 30, 2025. See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments.
As of September 30, 2025, the Company owns 11.8% of the total outstanding shares of the Series D-1 preferred stock in IQHQ. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ.
As of September 30, 2025, the Company owns 46.8% of the total outstanding shares of the Series E Preferred Stock in IQHQ. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ.
As of September 30, 2025, the Company owns 43.9 million warrants of IQHQ. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ.
Considerations Related to Tightening Monetary Policy
The macroeconomic environment remains challenging as central banks have held interest rates high to combat inflation. The high rate environment, coupled with bank failures in early 2023 and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.
REIT Tax Election
We elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2025 and September 30, 2024. We believe that our organization and current and proposed method of operation will allow us to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1*	Membership Interest Purchase Agreement, effective as of July 22, 2025, by and among NREF OP IV, L.P., NexPoint Montford Investment Co, LLC, and NexBank Capital, Inc.

10.1*	Second Amended and Restated Promissory Note, dated August 25, 2025, by and between NexPoint SFR Operating Partnership, L.P. and NREF OP IV REIT Sub, LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
*    Filed herewith.
+    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEXPOINT REAL ESTATE FINANCE, INC.

Signature	Title	Date

/s/ Jim Dondero	President (Principal Executive Officer)	November 13, 2025
Jim Dondero

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 13, 2025
Paul Richards