Form 10-K
period 2025-12-31
NexPoint Real Estate Finance, Inc.
filed 2026-03-31
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39210

NexPoint Real Estate Finance, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	84-2178264
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(214) 276-6300

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NREF	New York Stock Exchange; NYSE Texas
8.50% Series A Cumulative Redeemable Preferred Stock, par value 0.01 per share	NREF-PRA	New York Stock Exchange

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2025, was approximately $115,899,272.43.

As of March 31, 2026, the registrant had 18,686,983 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2026 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-K

Year Ended December 31, 2025

Cautionary Statement Regarding Forward-Looking Statements

This annual report ("Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations and management's plan to refinance the 5.75% Notes (as defined below), make partial loan pay downs, and utilize extension options contractually available under the 2026 OP Notes (as defined below) and a mortgage loan due November 6, 2026 contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report are based on management’s then-current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” "could," “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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
•
Macroeconomic trends including inflation and high interest rates may continue to, and other trends such as tariffs may, adversely affect our financial condition and results of operations;
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

•
Risks associated with pandemics, including unpredictable variants and the future outbreak of other highly infectious or contagious diseases;
•
Risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•
Any other risks included under the heading "Risk Factors," in this Annual Report

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

PART I

Item 1. Business

General

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage REIT incorporated in Maryland on June 7, 2019 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is focused on originating, structuring and investing in first-lien mortgage loans ("senior loans"), mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial and life science sectors predominantly in the top 50 metropolitan statistical areas (“MSAs”). The Company also lends to redevelopment and development projects in special situations where there is strong sponsorship and clear and visible cost basis detachment points and exit options. Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2025, the Company held approximately 86.56% of the common limited partnership units in the OP (“OP Units”) which represents 100% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its three subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13 to our consolidated financial statements).

The OP also directly owns all of the membership interests of a limited liability company (the “Mezz LLC”) through which it owns a portfolio of mezzanine loans, as further discussed below. NexPoint Real Estate Finance OP GP, LLC (the “OP GP”) is the sole general partner of the OP. In addition to OP Units, the Company holds all 2,000,000 of the issued and outstanding 8.50% Series A Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series A Preferred Units”), all 16,186,525 of the issued and 16,099,443 outstanding 9.00% Series B Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series B Preferred Units”) and all 80,412 of the issued and outstanding 8.00% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) in our OP (the “Series C Preferred Units”) as of December 31, 2025. The Series A Preferred Units have economic terms that are substantially the same as the terms of our 8.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), the Series B Preferred Units have economic terms that are substantially the same as the terms of our 9.00% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) and the Series C Preferred Units have economic terms that are substantially the same as the terms of our 8.00% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). The Series A Preferred Units, the Series B Preferred Units and the Series C Preferred Units rank, as to distributions and upon liquidation, senior to OP Units.

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

2025 Highlights

Key highlights and transactions completed in 2025 include the following:

Acquisitions and Originations

The Company acquired or originated the following investments in the year ended December 31, 2025. The amounts in the table below are as of the purchase or investment date unless otherwise specified:

Investment	Property Type	Investment Date	Outstanding Principal Amount	Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Preferred Stock	Life Science	1/2/2025	$137,012,612	100.0%	16.5%	16.5%	N/A	Fixed
Preferred Equity	Self-Storage	1/3/2025	480,000	100.0%	13.6%	13.6%	9/1/2030	Fixed
Senior Loan	Life Sciences	1/9/2025	37,245,641	100.0%	14.0%	14.0%	2/9/2027	Floating
CMBS I/O Strip	Multifamily	1/16/2025	15,000,000	100.0%	5.7%	5.7%	11/25/2034	Floating
Preferred Equity	Single-family	1/31/2025	5,933,939	99.0%	13.5%	13.6%	4/28/2027	Floating
Preferred Equity	Multifamily	1/31/2025	1,200,000	100.0%	14.0%	14.0%	4/1/2028	Fixed
Preferred Equity	Self-Storage	2/4/2025	1,000,000	100.0%	11.0%	11.0%	7/1/2027	Fixed
Common Equity	Multifamily	4/4/2025	500,000	100.0%	N/A	0.0%	N/A	Fixed
Common Equity	Multifamily	4/4/2025	500,000	100.0%	N/A	0.0%	N/A	Fixed
CMBS I/O Strip	Multifamily	4/24/2025	15,327,418	37.0%	5.7%	15.4%	4/25/2034	Fixed
Preferred Equity	Marina	5/6/2025	400,000	100.0%	13.0%	13.0%	10/30/2028	Fixed
Preferred Equity	Life Science	6/18/2025	3,015,075	99.5%	10.0%	10.1%	9/29/2025	Fixed
Common Equity	Multifamily	7/8/2025	500,000	100.0%	N/A	N/A	N/A	Fixed
Promissory Note	Single-family	7/31/2025	10,936,042	100.0%	15.0%	15.0%	7/10/2026	Fixed
Real Estate	Multifamily	7/31/2025	566,224	100.0%	N/A	N/A	N/A	Fixed
Mezzanine	Self-Storage	8/1/2025	3,297,500	100.0%	10.6%	10.6%	8/1/2026	Floating
Preferred Equity	Marina	8/1/2025	4,480,000	100.0%	13.0%	13.0%	8/15/2035	Fixed
Mezzanine	Multifamily	8/8/2025	376,794	99.0%	15.3%	15.5%	1/9/2026	Floating
Promissory Note	Multifamily	9/30/2025	3,000,000	100.0%	8.0%	8.0%	9/30/2026	Fixed
Preferred Equity	Marina	10/3/2025	8,292,500	100.0%	13.0%	13.0%	12/12/2035	Fixed
Preferred Stock	Self-Storage	10/8/2025	3,178,286	99.5%	15.0%	15.1%	N/A	Fixed
CMBS B-Piece	Multifamily	10/21/2025	3,361,120	89.5%	5.6%	6.2%	3/25/2029	Floating
CMBS B-Piece	Multifamily	10/21/2025	4,000,000	90.8%	5.9%	6.5%	1/25/2029	Floating
Mezzanine	Self-Storage	10/23/2025	2,154,449	100.0%	9.8%	9.8%	10/23/2030	N/A
Preferred Equity	Marina	11/3/2025	8,835,203	100.0%	13.0%	13.0%	12/4/2026	Fixed
Preferred Equity	Self-Storage	12/10/2025	22,500,000	100.0%	11.0%	11.0%	12/10/2030	Fixed
Real Estate	Multifamily	12/15/2025	5,112,083	100.0%	N/A	N/A	N/A	N/A
Common Stock	Self-Storage	12/18/2025	533,754	100.0%	N/A	N/A	N/A	N/A
			$298,738,640

(1)
Yield and coupon as of acquisition date.

Redemptions and Sales

The following investments were redeemed or sold during the year ended December 31, 2025:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment (1)
Preferred Equity	Life Science	4/6/2023	1/2/2025	$21,401,604	$21,401,604	$—	$—
Preferred Equity	Life Science	10/19/2022	1/8/2025	6,997,081	6,997,081	—	—
Promissory Note	N/A	3/28/2024	3/12/2025	500,000	500,000	—	—
Promissory Note	Single-family	7/10/2024	4/29/2025	1,936,042	1,936,042	—	—
Mezzanine	Multifamily	6/12/2020	5/16/2025	2,500,000	2,500,000	—	—
Mezzanine Loan	Multifamily	10/20/2020	5/25/2025	2,135,000	2,135,000	—	—
Real Estate	Multifamily	12/31/2021	7/22/2025	29,865,383	29,865,383	—	—
Preferred Equity	Multifamily	10/5/2022	9/29/2025	2,539,672	2,539,672	—	—
Common Equity	Multifamily	5/8/2024	9/29/2025	391,500	391,500	—	—
Senior Loan	Life Science	1/26/2024	9/30/2025	62,450,000	62,450,000	—	—
Mezzanine	Multifamily	6/9/2022	10/23/2025	716,263	716,263	—	—
Mezzanine	Multifamily	12/29/2021	11/6/2025	8,136,794	8,136,794	—	—
				$139,569,339	$139,569,339	$—	$—

(1)
Net Gains (Losses) on repayment are generally attributable to acceleration of premiums and discounts net of any prepayment penalties assessed.

Repurchase Agreement Financing

As described further below, the Company entered into a master repurchase agreement in April 2020. The table below provides additional details regarding borrowings under the master repurchase agreement as of December 31, 2025 (dollars in thousands):

	December 31, 2025
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	258,038	258,038	N/A	(5)	5.53%	0.0	740,359	352,744	336,014	3.8

(1)
Weighted-average interest rate using unpaid principal balances.
(2)
Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)
CMBS are shown at fair value on an unconsolidated basis.
(4)
In April 2020, three of our subsidiaries entered into a master repurchase agreement with Mizuho Securities (“Mizuho”). Borrowings under these repurchase agreements are collateralized by portions of junior most bonds of multifamily CMBS securitizations ("CMBS B-Pieces"), CMBS interest only strips (“CMBS I/O Strips”).
(5)
The master repurchase agreement with Mizuho does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.

Series B Preferred Stock Offering

During the year ended December 31, 2025, the Company issued 9,489,064 shares of Series B Preferred Stock in its continuous public offering for gross proceeds of $231.9 million in this offering.

Series C Preferred Stock Offering

During the year ended December 31, 2025, the Company issued 80,412 shares of Series C Preferred Stock in its continuous public offering for gross proceeds of $2.0 million in this offering.

Freddie Mac Credit Facility

During 2025, the Company made payments under a Credit Facility (defined below) assumed by the Company as part of the initial acquisition of assets from affiliates (the “Contribution Group”) of our Sponsor, where the Contribution Group contributed their interest in an initial portfolio consisting of senior pooled loans backed by SFR Properties (“SFR Loans”), CMBS B-Pieces, mezzanine loan and preferred equity investments in real estate companies and properties in other structured real estate investments within the multifamily, SFR and self-storage asset classes (the “Initial Portfolio”) to special purpose entities (“SPEs”) owned by the Subsidiary OPs, in exchange for SubOP Units (the “Formation Transaction”) in the amount of $2.1 million. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP and secured by senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). The guarantors are subject to minimum net worth liquidity covenants. The Company’s borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. No additional borrowings can be made under the Credit Facility. As of December 31, 2025, the outstanding balance on the Credit Facility was $108.2 million.

Our Portfolio

Our portfolio consists of senior loans, including SFR Loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, multifamily properties, preferred stock investments, promissory notes, revolving credit facilities and stock warrants, with a combined unpaid principal balance of $1.5 billion as of December 31, 2025 and assumes the assets and liabilities of the nine Freddie Mac K-Series securitization entities (the “CMBS Entities”) are not consolidated. For more information about the CMBS Entities, see Note 2 to our consolidated financial statements.

Our portfolio, based on total unpaid principal balance as of December 31, 2025, excluding the consolidation of the CMBS B-Pieces, as described further below, and common equity investments, preferred stock investments, stock warrants and multifamily property, is approximately 10.5% senior loans, which includes the SFR Loans, approximately 28.7% multifamily CMBS B-Pieces, approximately 2.6% CMBS I/O Strips, approximately 20.4% mezzanine loans, approximately 23.2% preferred equity investments, approximately 1.4% promissory notes and approximately 13.2% of revolving credit facilities. Total liabilities, excluding the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio are approximately $108.2 million related to our senior loans, which includes the SFR Loans, approximately $182.1 million related to our multifamily CMBS B-Pieces, approximately $22.1 million related to our CMBS I/O Strips and approximately $57.9 million related to our mezzanine loans. Our CMBS B-Piece investments as a percentage of total assets, excluding the consolidation of the CMBS B-Pieces, reflects the assets that we actually own. However, in accordance with the applicable accounting standards, we consolidate all of the assets and liabilities of the trusts that issued the CMBS B-Pieces that we own which we are deemed to control.

Our portfolio, based on total unpaid principal balance as of December 31, 2025, including the consolidation of the CMBS B-Pieces, is approximately 2.5% senior loans, which includes the SFR Loans, approximately 83.2% multifamily CMBS B-Pieces, approximately 0.6% CMBS I/O Strips, approximately 4.8% mezzanine loans, approximately 5.5% preferred equity investments, approximately 0.3% of promissory notes and approximately 3.1% revolving credit facilities. Total liabilities, including the consolidation of the CMBS B-Pieces, with respect to each of the aforementioned investment structures in our portfolio are approximately $108.2 million related to our senior loans, which include the SFR Loans, approximately $3.7 billion related to our multifamily CMBS B-Pieces, approximately $22.1 million related to our CMBS I/O Strips and approximately $57.9 million related to our mezzanine loans, respectively.

Our portfolio, based on net equity as of December 31, 2025, is approximately 1.5% senior loans, which includes the SFR Loans, approximately 7.5% multifamily CMBS B-Pieces, approximately 1.1% CMBS I/O Strips, approximately 19.4% mezzanine loans, approximately 29.2% preferred equity investments, approximately 5.7% common equity investments, approximately 2.1% preferred stock investments, approximately 0.5% multifamily property real estate, approximately 1.7% promissory notes, approximately 15.6% of revolving credit facilities and approximately 15.8% stock warrants. Net equity represents the carrying value less our leverage on the asset.

As a whole, we believe our portfolio of investments have a relatively low risk profile: 76.1% of the underlying properties in our portfolio are stabilized and have a weighted average occupancy of 90.5%; the portfolio-wide weighted average debt service coverage ratio (“DSCR”) is 1.24x; the weighted average loan to value (“LTV”) of our investments is 63.6%; and the weighted average maturity is 3.1 years as of December 31, 2025. These metrics do not reflect our common equity investments in NexPoint Storage Partners, Inc. ("NSP") and a private ground lease REIT (the "Private REIT"), our preferred stock investments in IQHQ, Inc. or our multifamily properties, shown as real estate investments, net on the Consolidated Balance Sheets, as of December 31, 2025. For additional information related to the diversification of the collateral associated with our portfolio, including with respect to interest rate category, underlying property type, investment structure and geography, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."

Primary Investment Objective

Our primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. We intend to achieve this objective primarily by originating, structuring and investing in our target assets. We target lending or investing in properties that are stabilized with positive DSCRs and high-quality sponsors.

Through active portfolio management we seek to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns. Our Manager regularly monitors and stress-tests each investment and the portfolio as a whole under various scenarios, enabling us to make informed and proactive investment decisions.

Target Investments

We invest primarily in first-lien mortgage loans, mezzanine loans, preferred equity, multifamily properties and common equity investments, as well as multifamily and SFR CMBS securitizations (including CMBS B-Pieces and CMBS I/O Strips), promissory notes, revolving credit facilities and stock warrants. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial and life science sectors predominantly in the top 50 MSAs. These investment types are discussed below:

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
•
CMBS I/O Strips: We make investments in CMBS I/O Strips, which are interest only and inverse interest only CMBS securitization that represent the right to the interest component of the cash flow from a pool of mortgage loans of CMBS structured pass-through certificates.
•
Common Equity: We acquire common equity in the real estate sector, and convertible notes and stock warrants that may convert or be exercisable for common stock, that can provide a stable source of income through dividends, opportunities for capital appreciation, and a level of diversification to our portfolio.
•
Multifamily Property: We make investments in multifamily properties with a value-add component in large cities and suburban submarkets of large cities primarily in the Southeastern and Southwestern United States.
•
Promissory Notes: We originate or acquire promissory notes that may be senior or subordinate to the debt of the borrower.
•
Revolving Credit Facilities: We originate or acquire revolving credit facilities that allow borrowers to borrow up to a specified amount at their option.

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
NexPoint Real Estate Advisors VII, L.P.
GP
NexPoint Real Estate Finance Operating Partnership, L.P. ("OP")
NREF Sub OP GP, LLC (GP of Subsidiary Partnerships)
GP
GP
GP
Subsidiary Partnership I
Subsidiary Partnership II
Subsidiary Partnership III
Subsidiary IV
Portfolio
Portfolio
Portfolio
Portfolio

Our Manager

We are externally managed by our Manager through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, that renewed on February 6, 2026 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated (as amended, the "Management Agreement"). Our Manager conducts substantially all of our operations and provides asset management services for our real estate investments. We expect we will only have accounting employees while the Management Agreement is in effect. All of our investment decisions are made by our Manager, subject to general oversight by our Manager’s investment committee and the Board. Our Manager is wholly owned by our Sponsor. The members of our Manager’s investment committee are James Dondero, Matt McGraner and Paul Richards.

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

“Equity” means (a) the sum of (1) total stockholders’ equity immediately prior to the closing of the initial public offering of shares of the Company's common stock (the "IPO"), plus (2) the net proceeds received by us from all issuances of our equity securities in and after the IPO, plus (3) our cumulative Earnings Available for Distribution (“EAD”) from and after the IPO to the end of the most recently completed calendar quarter, (b) less (1) any distributions to holders of our common stock from and after the IPO to the end of the most recently completed calendar quarter and (2) all amounts that we have paid to repurchase for cash the shares of our equity securities from and after the IPO to the end of the most recently completed calendar quarter. In our calculation of Equity, we will adjust our calculation of EAD to remove the compensation expense relating to awards granted under one or more of our long-term incentive plans that is added back in our calculation of EAD. Additionally, for the avoidance of doubt, Equity does not include the assets contributed to us in the Formation Transaction.

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

We are required to pay directly or reimburse our Manager for all of the documented “operating expenses” (all out-of-pocket expenses of our Manager in performing services for us, including but not limited to the expenses incurred by our Manager in connection with any provision by our Manager of legal, accounting, financial and due diligence services performed by our Manager that outside professionals or outside consultants would otherwise perform, compensation expenses under any long-term incentive plan adopted by us and approved by our stockholders and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager required for our operations) and “offering expenses” (any and all expenses (other than underwriters’ discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses) paid or incurred by our Manager or its affiliates in connection with the services it provides to us pursuant to the Management Agreement. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers and we may grant equity awards to our officers under a long-term incentive plan adopted by us and approved by our stockholders. Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under our long-term incentive plan, together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value for any calendar year or portion thereof, provided, however, that this limitation will not apply to offering expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments.

The Management Agreement was renewed on February 6, 2026 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated. We have the right to terminate the Management Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Management Agreement). The Management Agreement can be terminated by us or our Manager without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. Our Manager may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Management Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Management Agreement) unless we provide written consent. A termination fee will be payable to our Manager by us upon termination of the Management Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the average Annual Fee earned by our Manager during the two-year period immediately preceding the most recently completed calendar quarter prior to the effective termination date.

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

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

Human Capital Disclosure

We are externally managed by our Manager pursuant to the Management Agreement between us and our Manager. All of our executive officers are employees of our Manager or its affiliates. As of December 31, 2025, we had no employees.

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

These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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
•
risks associated with pandemics, including the future outbreak of other highly infectious or contagious diseases;
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
•
risks associated with the Highland Capital Management, L.P. ("Highland") bankruptcy, including possible materially adverse consequences on our business, financial condition and results of operations;

•
risks associated with holding shares of the Series A Preferred Stock, including limited voting rights, possible volatility in price and trading volume, subordination to our debt, dilution upon future issuances, possible lack of conversion rights on a change of control and the lack of a rating on the Series A Preferred Stock;
•
risks associated with holding shares of the Series B Preferred Stock and Series C Preferred Stock, including limited voting rights, subordination to our debt, lack of a rating and dilution upon future issuances;
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

Real estate investments are subject to various risks, including:

•
acts of nature, including extreme weather, earthquakes, floods and other natural disasters, which may result in uninsured losses;
•
acts of war, terrorism, social unrest or civil disturbances, including the consequences of such acts;
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
•
changes in governmental rules, regulations and fiscal policies;
•
natural disasters, acts of war, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•
adverse changes in zoning laws.

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

Macroeconomic trends including inflation, high interest rates, tariffs, recession, major bank failures or sustained financial market illiquidity may adversely affect our financial condition and results of operations.

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

In addition, actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The wars in Ukraine and Iran and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. The U.S. government announced a comprehensive set of tariffs in the second quarter of 2025. Following the pause of certain of these tariffs, the majority of the previously announced tariffs have been implemented. The U.S. government has indicated that it could impose additional tariffs on particular countries and impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur, it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. Should a recession occur, there can be no guarantee that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.

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

As of December 31, 2025, excluding the CMBS consolidation, approximately 10.5% of our portfolio is in the SFR asset class and approximately 25.6% of the unpaid principal balance in our portfolio is located in Georgia and Texas. In the future, our investments may continue to be concentrated in terms of type of interest (i.e. fixed vs. floating), geography, asset type and sponsors, as we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Therefore, our investments in our target assets are and could in the future be, secured by properties concentrated in a limited number of geographic locations or concentrated in certain property types that are subject to higher risk of default or foreclosure.

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

The value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the mortgage loans or the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to the par value or principal balance of the security or loans, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to either the principal balance of the loans or the par value of the loans underlying the securities, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, changes in interest rates, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on loans generally increase, though prepayment rates on loans are not guaranteed to remain the same or decrease in periods of increasing interest rates. If general interest rates decline at the same time, the proceeds of such prepayments received are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates. Prepayment rates could have an adverse effect on our other portfolio investments, including our mezzanine loans and preferred equity investments or on additional investments we may make in the future.

The lack of liquidity in certain of our target assets may adversely affect our business.

The illiquidity of certain of our target assets may make it difficult for us to sell such investments if the need or desire arises. Certain target assets such as first-lien mortgage loans, common equity investments, CMBS B-Pieces, CMBS I/O Strips, promissory notes, mezzanine and other loans (including participations), revolving credit facilities, stock warrants and preferred equity, in particular, are relatively illiquid investments. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager and/or its affiliates have or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

Additionally, certain rules may require us to hold our investments in CMBS or CMBS I/O strips for a significant period of time without hedging such investments, which could prevent us from mitigating losses on such investments. Further, once we are able to transfer these investments, these rules could affect the liquidity of these investments.

Loans on properties in development or redevelopment involve a greater risk of loss than conventional mortgage loans.

We may invest in properties that have a light-transitional, development or redevelopment business plan. The typical borrower in a transitional, development or redevelopment loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional, development or redevelopment loan, and we bear the risk that we may not recover all or a portion of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional, development or redevelopment loan. Such loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional, development or redevelopment loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional, development or redevelopment loan. To the extent we suffer such losses with respect to these transitional, development or redevelopment loans, it could adversely affect our results of operations and financial condition.

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

We cannot predict the severity of the effect that potential future acts of violence or war would have on us. We may suffer losses as a result of the adverse impact of any such future acts and these losses may adversely impact our performance and may cause the market value of our securities to decline or be more volatile. In addition, a prolonged economic slowdown, a recession or declining real estate values, including, among other things, as a result of pandemics, inflation or high interest rates, could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Losses resulting from these types of events may not be fully insurable.

Risks Related to Our Industry

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

We may be subject to losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries.

We currently guarantee certain obligations of our subsidiaries under various arrangements that provide for significant aggregate borrowings, and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase agreements, derivative agreements and unsecured indebtedness. Non-performance on such obligations may cause losses to us in excess of the capital invested in our subsidiary and there is no assurance that we will have sufficient capital to cover any such losses.

Risks Related To Legal, Regulatory and Accounting Issues

We are a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

As a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our proxy statements.

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

The SEC, Financial Accounting Standards Board (“FASB”) and other regulatory bodies that establish the accounting rules applicable to us have proposed or enacted a wide array of changes to accounting rules over the last several years. Moreover, in the future, these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition. In addition, the securitization market is subject to an evolving regulatory environment that may affect certain aspects of these investment activities.

The changes in the U.S. presidential administrations and changes in Congress could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent that the government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

As of December 31, 2025, we had approximately $771.2 million of indebtedness outstanding related to our portfolio, excluding indebtedness relating to the portion of the CMBS that we do not own, but are required to consolidate pursuant to applicable accounting standards. As of December 31, 2025, we had $180.0 million of our 5.75% Senior Unsecured Notes ("5.75% Notes") outstanding and our OP had $45.0 million of its 7.875% Senior Unsecured Notes due 2026 outstanding (the "2026 OP Notes"). The indenture that governs the 5.75% Notes contains and the note purchase agreement that governs the

OP Notes contains covenants that require us to, among others, maintain a maximum net debt to equity ratio, a minimum net asset value, a minimum senior DSCR, a minimum consolidated unencumbered assets ratio and a minimum consolidated fixed charge coverage ratio. The indenture and the note purchase agreement contain other customary covenants and events of default.

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

We are subject to credit risk with respect to the counterparties failing to meet their obligations to us under derivative contracts, which may occur due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. Credit risk may also be affected by the deterioration of strength in the U.S. economy or the financial performance or condition of the counterparties. If a counterparty fails to perform its obligations to us under a derivative contract, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.

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

We are an externally managed REIT and therefore we do not have any internal management capacity. We will depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Manager, including Messrs. Dondero, McGraner, Sauter, and Richards, all of whom may be difficult to replace. We expect that our Manager will evaluate, negotiate, structure, close and monitor our loans and investments in accordance with the terms of the Management Agreement.

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

The Chapter 11 bankruptcy filing by Highland may have materially adverse consequences on our business, financial condition and results of operations.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. On June 30, 2025, the bankruptcy court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. On December 18, 2025, the presiding judge in the Bankruptcy Trust Lawsuit recused herself. The case was reassigned to a new bankruptcy judge.

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

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The Supreme Court scheduled a status conference in the UBS Lawsuit for April 14, 2026. The UBS Lawsuit does not include claims related to our business or our assets or operations. While neither our Sponsor nor our Manager are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Manager, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations.

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

We have elected to be treated as a REIT under the Code commencing with our taxable year ended December 31, 2020. However, we cannot assure you that we will qualify and remain qualified as a REIT. Our qualification as a REIT depends upon our ability to meet requirements, some on an annual and quarterly basis, regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Meeting some of these requirements may involve the determination of various factual matters and circumstances not entirely within our control. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. We believe we have been and are organized and qualify as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.

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

Furthermore, we currently own and may acquire additional direct or indirect interests in one or more entities that have or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRS and any TRS we form in the future will be subject to U.S. federal income tax and applicable state and local taxes on their net income. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any federal or state taxes we pay will reduce our cash available for distribution to you. Prospective investors are urged to consult their tax advisors regarding the effect of other U.S. federal, state, local and non-U.S. tax laws on an investment in our stock.

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

In order to qualify and maintain our qualification as a REIT, among other requirements, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We will also be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. To maintain our REIT qualification and avoid the payment of U.S. federal income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for U.S. federal income tax purposes. For example, we may be required to accrue interest and discount income on SFR mortgage loans, CMBS B-Pieces, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and the value of our securities. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, stock in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of CMBS and debt instruments of publicly offered REITs. The remainder of our investments in securities (other than government securities, securities issued by a TRS and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities issued by a TRS and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. Moreover, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income or asset requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

As a REIT and for the taxable years beginning after December 31, 2025, the value of our interests in our TRSs generally may not exceed 25% of the total value of our total assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. However, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT (subject to certain limitations). To qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our securities. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

To assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, among other purposes, our charter, including the articles supplementary setting forth the terms of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, prohibits, with certain exceptions, any stockholder from beneficially or constructively owning, applying certain attribution rules under the Code, more than 6.2% by value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, or 6.2% by value of the aggregate of the outstanding shares of our capital stock, including the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 6.2% ownership limit with respect to a particular stockholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our Board granted James Dondero and his affiliates a waiver allowing them to collectively own up to 65% of our outstanding shares of common stock and 65% of our outstanding capital stock, has granted waivers to others and may grant additional waivers in the future. Our charter also prohibits any person from, among other things, beneficially or constructively owning shares of our capital stock that would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT or a “domestically controlled qualified investment entity” within the meaning of Section 897(h)(4)(B) of the Code.

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

Waivers with respect to the ownership limits may be subject to certain initial and ongoing conditions designed to preserve our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to qualify as a REIT.

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

For so long as we qualify as a REIT, our ability to dispose of assets may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any asset (other than foreclosure property) that we own or hold an interest in, directly or indirectly through any subsidiary entity, including our OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own or hold an interest in, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain asset dispositions to comply with the requirements of the prohibited transaction safe harbor available under the Code that, among other requirements, have been held for at least two years. No assurance can be given that any particular asset that we own or hold an interest in, directly or through any subsidiary entity, including our OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

The interest apportionment rules under Treasury Regulations Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. In IRS Revenue Procedure 2014-51, the IRS interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

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

Recent changes in tax law may impact our stockholders or us.

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. These include the permanent extension of (i) the reduced marginal U.S. federal income tax rates, (ii) the 20% deduction on “qualified REIT dividends” for individuals and other non-corporate taxpayers, and (iii) the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The long-term impact of the OBBBA on the overall economy, government revenues, us, and the real estate industry cannot be reliably predicted. Prospective investors are urged to consult with their tax advisors regarding the OBBBA and its potential effect on an investment in shares of our stock.

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

Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of shares of our capital stock.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent such distributions are out of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our capital stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our capital stock will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding capital stock.

Risks Related to the Ownership of Our Common Stock

The concentration of our share ownership may limit your ability to influence corporate matters.

Our Sponsor is the ultimate parent of our Manager and may be deemed to beneficially own approximately 12.0% of our outstanding voting securities as of December 31, 2025. James Dondero is the sole member of the general partner of our Sponsor. As a result of this relationship, Mr. Dondero has shared voting and dispositive power with respect to shares beneficially owned by our Sponsor. In addition, Mr. Dondero has relationships with certain other holders of our common stock which may result in Mr. Dondero being deemed to have aggregate beneficial ownership of approximately 10,034,278 shares (or 54.0% of our common stock) and shared voting and dispositive power over approximately 9,681,562 shares (or 52.1% of our common stock) as of December 31, 2025.

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
•
increases in interest rates that lead purchasers of our shares to demand a higher yield;
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
•
failure to meet income estimates;
•
failure to meet and maintain REIT qualifications or exclusion from Investment Company Act regulations or listing on the New York Stock Exchange ("NYSE"); and
•
general market and economic conditions.

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

Holders of shares of our common stock do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 600,000,000 shares of capital stock, of which 500,000,000 shares are shares of common stock and 100,000,000 shares are shares of preferred stock, of which 11,300,000 shares have been classified as our Series A Preferred Stock, 17,200,000 shares have been classified as shares of our Series B Preferred Stock and 8,000,000 shares have been classified as shares of our Series C Preferred Stock. Our Board may increase the number of authorized shares of capital stock without stockholder approval. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under a long-term incentive plan to our non-employee directors or to employees of our Manager or its affiliates; (4) issue shares to our Manager, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock in connection with a redemption of OP Units. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of shares of our common stock will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of shares of our common stock may also experience a dilution in the book value of their investment in us.

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

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and these rights may have a negative effect on the value of shares of our common stock.

The holders of shares of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have rights and preferences generally senior to those of the holders of our common stock. The existence of these senior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the articles supplementary setting forth the terms of the Series A Preferred Stock, in the articles supplementary setting forth the terms of the Series B Preferred Stock and in the articles supplementary setting forth the terms of the Series C Preferred Stock, and include, but are not limited to: (i) the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock; and (ii) for the Series A Preferred Stock, the right to convert into shares of our common stock upon the occurrence of a Change of Control (as defined in the articles supplementary setting forth the terms of the Series A Preferred Stock), which conversion terms may be adjusted as set forth therein. In addition, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock rank senior to our common stock with respect to priority of such dividend payments, which may limit our ability to make distributions to holders of our common stock. Holders of Series B Preferred Stock and Series C Preferred Stock also have the right to request we redeem their shares at any time, and we may elect to pay any such redemption price in shares of our common stock, which would be dilutive to existing holders of shares of our common stock.

Risks Related to the Ownership of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock

Holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have extremely limited voting rights.

Holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have limited voting rights. Our shares of common stock are the only class of our securities that carry full voting rights. Voting rights for holders of Series A Preferred Stock exist primarily with respect to the ability to elect, together with holders of our capital stock having similar voting rights, two additional directors to our Board in the event that six quarterly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears. With respect to voting on amendments to our charter or articles supplementary relating to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, that materially and adversely affect the rights of the holders of the respective series of preferred stock or create additional classes or series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up. Other than the limited circumstances described in each of the articles supplementary setting forth the terms of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock do not have any voting rights.

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

There is no market for our Series B Preferred Stock or Series C Preferred Stock and one may not develop.

The Series B Preferred Stock and Series C Preferred Stock are not listed on a national exchange. There is no public market for our Series B Preferred Stock or Series C Preferred Stock, and one is not guaranteed to develop for either. However, should one develop or should we determine to publicly list our Series B Preferred Stock or Series C Preferred Stock, we cannot predict the effect, if any, of future sales of our Series B Preferred Stock or Series C Preferred Stock on the market price, if any, of our Series B Preferred Stock or Series C Preferred Stock. Sales of substantial amounts of Series B Preferred Stock or Series C Preferred Stock or the perception that such sales could occur may adversely affect the prevailing market price, if any, for our Series B Preferred Stock or Series C Preferred Stock, respectively.

Our cash available for distribution may not be sufficient to pay dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock at expected levels, and we cannot assure you of our ability to pay dividends in the future. We may use borrowed funds or funds from other sources to pay dividends, which may adversely impact our operations.

We intend to pay regular quarterly dividends to our Series A preferred stockholders and regular monthly dividends to our Series B and Series C Preferred stockholders. Distributions declared by us will be authorized by our Board in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, the capital requirements of the Company and other factors as our Board may deem relevant from time to time. We may have to fund distributions from working capital, borrow to provide funds for such distributions, use proceeds of future offerings or sell assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we are required to sell assets to fund dividends, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund dividends, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay dividends in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are subordinate to our existing and future debt, and such interests could be diluted by the issuance of additional shares of preferred stock and by other transactions.

The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock rank junior to all of our existing and future indebtedness, any classes and series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, and other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series, 11,300,000 of which have been classified as Series A Preferred Stock, 17,200,000 of which have been classified as Series B Preferred Stock and 8,000,000 of which have been classified as Series C Preferred Stock. Subject to limitations prescribed by Maryland law and our charter, our Board is authorized to issue, from our authorized but unissued shares of capital stock, preferred stock in such classes or series as our Board may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or additional shares of our capital stock ranking on parity with the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, would dilute the interests of the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and the issuance of shares of any class or series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Other than the conversion right afforded to holders of Series A Preferred Stock that may become exercisable in connection with certain changes of control as described in the articles supplementary setting forth the terms of the Series A Preferred Stock and the redemption right afforded to holders of Series B Preferred Stock and Series C Preferred Stock, none of the provisions relating to the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of Series A Preferred Stock Series B Preferred Stock and Series C Preferred Stock, so long as the rights of the holders of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are not materially and adversely affected.

The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have not been rated.

We have not sought to obtain ratings for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock (if any). In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock, which could adversely impact the market price of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock (if any). Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock (if any).

The 5.75% Notes, 2026 OP Notes and future offerings of debt securities or shares of our capital stock expressly designated as ranking senior to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up may adversely affect the market price of our Series A Preferred Stock.

The indenture governing the 5.75% Notes and the note purchase agreement governing the 2026 OP Notes restrict our operating flexibility and if we decide to issue additional debt securities or shares of our capital stock, including traded or non-traded preferred stock, expressly designated as ranking senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up in the future, it is possible that those securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable debt securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock and may result in dilution to owners of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt securities or shares of our capital stock expressly designated as ranking senior to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of the Series A Preferred Stock will bear the risk of our future offerings reducing the market price of the Series A Preferred Stock and diluting the value of their share holdings in us.

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

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity.

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

The Manager’s Director of Information Technology, in coordination with relevant senior management and personnel of the Manager, which includes our Manager’s Chief Financial Officer, and Chief Compliance Officer, work to conceive, implement, and monitor the effectiveness of a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any security incidents in accordance with the Company’s business continuity plan. To ensure the effectiveness of these controls, the Manager’s technology team continually monitors, hardens, and evolves systems’ security postures to model and mirror various security frameworks such as NIST CSF and Azure Security Benchmark. The Manager’s Director of Information Technology will promptly notify our General Counsel of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.

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

Item 2. Properties

On July 22, 2025, the Company deconsolidated ownership of Hudson Montford, which is a 204-unit multifamily property in Charlotte, North Carolina because the Company sold 100% of its membership interest for $60 million. The Company recognized a gain on the deconsolidation of $3.7 million as of December 31, 2025.

The Company consolidated ownership of Alexander at the District, which is a 280-unit multifamily property in Atlanta, Georgia as of December 31, 2023. The Company’s ownership is subject to mortgage debt with an outstanding principal balance of approximately $63.5 million as of December 31, 2025.

The Company consolidated ownership of Mag & May, which is a 240-unit multifamily property in Fort Worth, Texas, as of December 31, 2025. The Company’s ownership is subject to mortgage debt with an outstanding principal balance of approximately $42.7 million as of December 31, 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

On March 31, 2026, we had 18,686,983 shares of common stock outstanding held by a total of three record holders. The number of record holders is based on the records of Equiniti Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Market Information

Our common stock trades on the NYSE and the NYSE Texas under the ticker symbol “NREF.”

Unregistered Sales of Equity Securities

On December 30, 2025, 852,273 OP Units were redeemed and issued into 852,273 shares of the Company's common stock to accredited investors in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act.

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

Overview

We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and SFR CMBS securitizations, promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial and life science sectors predominantly in the top 50 MSAs. In addition, we target lending or investing in properties that are stabilized.

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

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of December 31, 2025 approximately $22.1 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $13.9 billion of loans and debt or credit related investments as of December 31, 2025 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

For information regarding the Bankruptcy Trust Lawsuit and the UBS Lawsuit, see “Item 1A. Risk Factors—The Chapter 11 bankruptcy filing by Highland may have materially adverse consequences on our business, financial condition and results of operations” and “Item 1A. Risk Factors—Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.” Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Operating Expenses

G&A expenses. G&A expenses include, but are not limited to, audit fees, legal fees, listing fees, Board fees, equity-based and other compensation expenses, investor-relations costs and payments of reimbursements to our Manager. The Manager will be reimbursed for expenses it incurs on behalf of the Company. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, and we may grant equity awards to our officers under the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the "Amended and Restated LTIP"). Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under the Amended and Restated

LTIP or the NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “Original LTIP” as amended and restated by the Amended and Restated LTIP, the “LTIP”), together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value determined in accordance with GAAP, for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate related investments. To the extent total corporate G&A expenses would otherwise exceed 2.5% of equity book value, our Manager will waive all or a portion of its Annual Fee to keep our total corporate G&A expenses at or below 2.5% of equity book value.

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

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table sets forth a summary of our operating results for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Net interest income	$47,176	$28,136	$19,040	67.7%
Other income	109,653	44,467	65,186	146.6%
Operating expenses	(33,686)	(36,641)	2,955	-8.1%
Net income	123,143	35,962	87,181	242.4%
Net (income) loss attributable to Series A Preferred stockholders	(3,496)	(3,496)	—	-%
Net (income) loss attributable to Series B Preferred stockholders	(25,912)	(8,003)	(17,909)	223.8%
Net (income) loss attributable to Series C Preferred stockholders	(13)	—	(13)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(18,046)	(6,770)	(11,276)	166.6%
Net income attributable to common stockholders	$75,676	$17,693	$57,983	327.7%

The change in our net income for the year ended December 31, 2025 as compared to the net income for the year ended December 31, 2024 primarily relates to an increase in other income including changes in net assets related to consolidated CMBS VIEs, preferred stock and warrants, and a lower unrealized loss on common stock investments. Our net income attributable to common stockholders for the year ended December 31, 2025 was approximately $75.7 million. We earned approximately $47.2 million in net interest income, generated income of $109.7 million in other income, incurred operating expenses of $33.7 million, allocated $3.5 million of income to Series A Preferred stockholders, allocated $25.9 million of income to Series B Preferred stockholders, allocated less than $0.1 million of income to Series C Preferred stockholders and allocated $18.0 million of income to redeemable non-controlling interests for the year ended December 31, 2025.

Revenues

Net interest income. Net interest income was $47.2 million for the year ended December 31, 2025 compared to $28.1 million for the year ended December 31, 2024 which was an increase of approximately $19.0 million. The increase between the periods is primarily due to additional investments in preferred equity, revolving credit facilities, senior loans and mezzanine loans in the portfolio compared to the prior period. As of December 31, 2025 we own 92 discrete investments compared to 83 as of December 31, 2024.

Other income. Other income was $109.7 million for the year ended December 31, 2025 compared to $44.5 million for the year ended December 31, 2024 which was an increase of approximately $65.2 million. This was primarily due to an increase in unrealized gains related to preferred stock and stock warrant investments as well as an increase in dividend income.

Expenses

G&A expenses. G&A expenses were $12.7 million for the year ended December 31, 2025 compared to $12.8 million for the year ended December 31, 2024 which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to a $1.1 million decrease in legal fees, offset with a $0.6 million increase in accounting fees, and a $0.1 million increase in payroll expenses compared to the prior period.

Loan servicing fees. Loan servicing fees were $1.4 million for the year ended December 31, 2025 compared to $1.6 million for the year ended December 31, 2024 which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to a decrease in SFR Loans and mortgage backed securities in the portfolio compared to the prior period.

Management fees. Management fees were $6.8 million for the year ended December 31, 2025 compared to $3.9 million for the year ended December 31, 2024 which was an increase of approximately $2.9 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth a summary of our operating results for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Net interest income	$28,136	$16,798	$11,338	67.5%
Other income	44,467	25,292	19,175	75.8%
Operating expenses	(36,641)	(23,350)	(13,291)	56.9%
Net income	35,962	18,740	17,222	91.9%
Net (income) loss attributable to Series A Preferred stockholders	(3,496)	(3,496)	—	-%
Net (income) loss attributable to Series B Preferred stockholders	(8,003)	(80)	(7,923)	9903.8%
Net (income) loss attributable to redeemable noncontrolling interests	(6,770)	(4,765)	(2,005)	42.1%
Net income attributable to common stockholders	$17,693	$10,399	$7,294	70.1%

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

Revenues

Net interest income. Net interest income was $28.1 million for the year ended December 31, 2024 compared to $16.8 million for the year ended December 31, 2023 which was an increase of approximately $11.3 million. The increase between the periods is primarily due to additional investments in preferred equity, revolving credit facilities and senior loans in the portfolio compared to the prior period. As of December 31, 2024 we owned 83 discrete investments compared to 87 as of December 31, 2023.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Year Ended December 31,			% Change	% Change
	2025	2024	2023	2025 - 2024	2024 - 2023

Net income attributable to common stockholders	$75,676	$17,693	$10,399	327.7%	70.1%
Net income attributable to redeemable noncontrolling interests	18,046	6,770	4,765	166.6%	42.1%
Net income attributable to Series B Preferred stockholders	25,912	8,003	80	223.8%	9,903.8%
Net income attributable to Series C Preferred stockholders	13	—	—	N/A	N/A

Weighted-average number of shares of common stock outstanding
Basic	17,673	17,402	17,199	1.6%	1.2%
Diluted	42,011	17,402	17,199	141.4%	1.2%
Net income per share, basic	$4.28	$1.02	$0.60	319.6%	70.0%
Net income per share, diluted	$2.85	$1.02	$0.60	179.4%	70.0%
Dividends declared per share	$2.0000	$2.0000	$2.7400	-%	-27.0%

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

Starting in the second quarter of 2024, EAD per diluted common share and CAD per diluted common share are based on adjusted weighted average common shares outstanding - diluted. Adjusted weighted average common shares outstanding - diluted is a non-GAAP measure calculated by subtracting the dilutive effect of potential redemptions of Series B Preferred shares for shares of our common stock from weighted average common shares outstanding - diluted. Beginning in the fourth quarter of 2025, adjusted weighted average common shares outstanding – diluted also subtracts the dilutive effect of potential redemptions of Series C Preferred shares for shares of our common stock from weighted average common shares outstanding – diluted. We believe providing adjusted weighted average common shares outstanding - diluted and EAD per diluted common share and CAD per diluted common share based on adjusted weighted average common shares outstanding - diluted is helpful to our investors in their assessment of our performance without the potential dilutive effect of the Series B Preferred and Series C Preferred shares. We have the right to redeem the Series B Preferred and Series C Preferred shares for cash or shares of our common stock (collectively, the "Series B and C Preferred Redemptions"). Additionally, the Series B Preferred and Series C Preferred redemptions are capped at 2% of the outstanding Series B Preferred and Series C Preferred shares per month, 5% per quarter and 20% per year, respectively. The Company maintains sufficient liquidity to pay cash to cover any redemptions up to the quarterly redemption cap. Further, it is the Company's intent to not settle the Series B and C Preferred Redemptions in shares of common stock when the Company's common stock price is below book value.

Adjusted weighted average common shares outstanding - diluted should not be considered as an alternative to the GAAP measures. Our computation of adjusted weighted average common shares outstanding - diluted may not be comparable to adjusted weighted average common shares outstanding - diluted reported by other companies.

Prior period EAD per diluted common share and CAD per diluted common share have not been updated to reflect this adjustment as the dilutive effect of the Series B and C Preferred Redemptions were immaterial to prior periods.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of noncontrolling interests and adjusted weighted average common shares outstanding - diluted to weighted average common shares outstanding - diluted for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share amounts):

	For the Year Ended December 31,			% Change
	2025	2024	2023	2025 - 2024
Net income attributable to common stockholders	$75,676	$17,693	$10,399	327.7%
Net income attributable to redeemable noncontrolling interests	18,046	6,770	4,765	166.6%
Adjustments
Amortization of stock-based compensation	5,989	6,073	4,411	(1.4)%
Provision for (reversal of) credit losses	38,969	(723)	4,299	5,489.9%
Equity in (income) losses of equity method investments	898	3,951	2,564	(77.3)%
Unrealized (gains) or losses (1)	(97,259)	7,889	16,820	(1,332.8)%
EAD	$42,319	$41,653	$43,258	1.6%

EAD per Diluted Common Share	$1.84	$1.78	$1.88	3.4%

Adjustments
Amortization of premiums	11,187	36,452	15,301	(69.3)%
Accretion of discounts	(11,239)	(27,197)	(13,877)	58.7%
Depreciation and amortization of real estate investments	2,944	5,613	2,465	(47.6)%
Amortization of deferred financing costs	161	47	(45)	242.6%
CAD	$45,372	$56,568	$47,102	(19.8)%

CAD per Diluted Common Share	$1.97	$2.42	$2.05	(18.6)%

Weighted-average common shares outstanding - basic	17,673	17,402	17,199	1.6%
Weighted-average common shares outstanding - diluted	42,011	17,402	17,199	141.4%
Shares attributable to potential redemption of Series B Preferred	(18,991)	5,947	—	419.3%
Shares attributable to potential redemption of Series C Preferred	(35)	—	—	N/A
Adjusted weighted-average common shares outstanding - diluted (2)	22,985	23,349	23,001	(1.6)%

(1)
Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(2)
Starting in the second quarter of 2024, EAD per diluted common share, CAD per diluted common share and adjusted weighted average common shares outstanding - diluted do not include the dilutive effect of the potential redemption of Series B Preferred Stock, and, beginning in the fourth quarter of 2025, the Series C Preferred Stock, for common shares. Prior periods have not been updated to reflect this adjustment because the dilutive effect of potential Series B Preferred redemptions were immaterial to prior periods. In the year ended December 31, 2024, the adjusted weighted average common shares outstanding - diluted for the first quarter does not exclude the dilutive effect of the potential redemption of Series B Preferred Stock for common shares.

Book Value per Share / Unit

The following table calculates our book value per share (in thousands, except per share data):

	December 31, 2025	December 31, 2024
Common stockholders' equity	$350,380	$295,624
Shares of common stock outstanding at period end	18,574	17,461
Book value per share of common stock	$18.86	$16.93

Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	December 31, 2025	December 31, 2024
Common stockholders' equity	$350,380	$295,624
Redeemable noncontrolling interests in the OP	82,235	86,164
Total equity	$432,615	$381,788

Redeemable OP Units at period end	4,186	5,038
Shares of common stock outstanding at period end	18,574	17,461
Combined shares of common stock and redeemable OP Units	22,760	22,499
Combined book value per share / unit	$19.01	$16.97

Our Portfolio

Our portfolio consists of senior loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, preferred stock, multifamily properties, promissory notes, revolving credit facilities and stock warrants with a combined unpaid principal balance of $1.5 billion as of December 31, 2025 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of December 31, 2025 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	Senior Loans
1	Senior Loan	2/11/2020	$7,422		$1,036	Various	Single-family	5.35%	5.30%	2.09
2	Senior Loan	2/11/2020	5,029		571	Various	Single-family	5.24%	5.08%	2.75
3	Senior Loan	2/11/2020	31,793		3,330	Various	Single-family	4.74%	4.72%	0.25
4	Senior Loan	2/11/2020	9,224		1,010	Various	Single-family	6.10%	5.88%	2.75
5	Senior Loan	2/11/2020	34,669		3,556	Various	Single-family	5.55%	5.33%	2.84
6	Senior Loan	2/11/2020	5,313		586	Various	Single-family	5.99%	5.77%	2.92
7	Senior Loan	2/11/2020	8,340		1,003	Various	Single-family	5.88%	5.70%	3.01
8	Senior Loan	2/11/2020	6,237		780	Various	Single-family	5.46%	5.31%	3.17
9	Senior Loan	2/11/2020	10,523		1,261	Various	Single-family	4.72%	4.71%	0.16
	Total		118,550		13,133			5.31%	5.19%	1.88

	CMBS B-Pieces
1	CMBS B-Piece	2/11/2020	13,202	(5)	3,164	Various	Multifamily	10.12%	10.12%	0.15
2	CMBS B-Piece	2/11/2020	28,581	(5)	7,026	Various	Multifamily	5.72%	5.72%	0.90
3	CMBS B-Piece	7/30/2020	15,172	(5)	(4,964)	Various	Multifamily	13.12%	13.12%	1.48
4	CMBS B-Piece	4/20/2021	14,087	(5)	3,073	Various	Multifamily	10.26%	10.26%	5.16
5	CMBS B-Piece	6/30/2021	108,303	(5)	25,314	Various	Multifamily	—%	9.18%	1.00
6	CMBS B-Piece	5/2/2022	23,642	(5)	5,329	Various	Multifamily	4.94%	5.27%	12.91
7	CMBS B-Piece	7/28/2022	53,286	(5)	13,447	Various	Multifamily	9.26%	9.26%	3.57
8	CMBS B-Piece	2/22/2024	32,869	(5)	6,992	Various	Multifamily	5.90%	6.54%	3.07
9	CMBS B-Piece	4/24/2024	33,611	(5)	7,923	Various	Multifamily	5.59%	6.25%	3.23
	Total		322,753		67,304			5.06%	8.30%	2.95

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020	17,590	(6)	266	Various	Multifamily	2.02%	22.00%	4.07
2	CMBS I/O Strip	8/6/2020	108,643	(6)	2,845	Various	Multifamily	2.98%	24.75%	4.48
3	CMBS I/O Strip	4/28/2021	62,987	(6)	856	Various	Multifamily	1.58%	24.88%	4.07
4	CMBS I/O Strip	5/27/2021	20,000	(6)	581	Various	Multifamily	3.38%	24.72%	4.40
5	CMBS I/O Strip	6/7/2021	4,266	(6)	58	Various	Multifamily	2.31%	36.17%	2.90
6	CMBS I/O Strip	6/11/2021	84,771	(6)	536	Various	Multifamily	2.01%	35.42%	3.40
7	CMBS I/O Strip	6/24/2021	18,983	(6)	144	Various	Multifamily	—%	—%	4.40
8	CMBS I/O Strip	8/10/2021	25,000	(6)	333	Various	Multifamily	1.89%	25.19%	4.32
9	CMBS I/O Strip	8/11/2021	6,942	(6)	255	Various	Multifamily	3.10%	19.91%	5.57
10	CMBS I/O Strip	8/24/2021	1,625	(6)	40	Various	Multifamily	2.61%	21.70%	5.07
11	CMBS I/O Strip	9/1/2021	34,625	(6)	609	Various	Multifamily	1.92%	23.73%	4.48
12	CMBS I/O Strip	9/11/2021	20,902	(6)	725	Various	Multifamily	2.95%	19.57%	5.74
13	CMBS I/O Strip	1/16/2025	15,000	(6)	1,362	Various	Multifamily	5.67%	15.22%	8.91
14	CMBS I/O Strip	4/15/2025	15,327	(6)	1,365	Various	Multifamily	5.69%	16.03%	8.32
	Total		436,661		9,975			2.47%	24.74%	4.53

	Mezzanine Loans
1	Mezzanine	6/12/2020	5,000		5,000	Houston, TX	Multifamily	11.00%	11.00%	1.44
2	Mezzanine	10/20/2020	5,470		2,208	Wilmington, DE	Multifamily	7.50%	7.38%	3.33
3	Mezzanine	10/20/2020	10,380		4,238	White Marsh, MD	Multifamily	7.42%	7.27%	5.50
4	Mezzanine	10/20/2020	14,253		5,768	Philadelphia, PA	Multifamily	7.59%	7.47%	3.42
5	Mezzanine	10/20/2020	3,700		1,488	Daytona Beach, FL	Multifamily	7.83%	7.72%	2.75
6	Mezzanine	10/20/2020	12,000		4,895	Laurel, MD	Multifamily	7.71%	7.56%	5.25
7	Mezzanine	10/20/2020	3,000		1,225	Temple Hills, MD	Multifamily	7.32%	7.17%	5.59
8	Mezzanine	10/20/2020	1,500		612	Temple Hills, MD	Multifamily	7.22%	7.08%	5.59
9	Mezzanine	10/20/2020	5,540		2,236	Lakewood, NJ	Multifamily	7.33%	7.22%	3.33
10	Mezzanine	10/20/2020	6,829		2,750	North Aurora, IL	Multifamily	7.53%	7.42%	3.01

11	Mezzanine	10/20/2020		3,620		1,478	Rosedale, MD	Multifamily	7.42%	7.27%	5.50
12	Mezzanine	10/20/2020		9,610		3,923	Cockeysville, MD	Multifamily	7.42%	7.27%	5.50
13	Mezzanine	10/20/2020		7,390		3,017	Laurel, MD	Multifamily	7.42%	7.27%	5.50
14	Mezzanine	10/20/2020		1,190		480	Las Vegas, NV	Multifamily	7.71%	7.59%	3.17
15	Mezzanine	10/20/2020		3,310		1,337	Atlanta, GA	Multifamily	6.91%	6.80%	3.50
16	Mezzanine	10/20/2020		2,880		1,159	Des Moines, IA	Multifamily	7.89%	7.78%	2.84
17	Mezzanine	10/20/2020		4,010		1,613	Urbandale, IA	Multifamily	7.89%	7.78%	2.84
18	Mezzanine	11/18/2021		12,600		12,541	Irving, TX	Multifamily	—%	—%	2.92
19	Mezzanine	6/9/2022	(7)	3,784		3,783	Rogers, AR	Multifamily	—%	—%	(0.14)
20	Mezzanine	8/1/2025		3,712		3,437	Wappinger, NY	Self-Storage	10.90%	11.77%	0.58
21	Mezzanine	10/23/2025		2,416		2,191	Rockville, NY	Self-Storage	10.44%	11.51%	4.81
22	Mezzanine	1/26/2024		107,733	(8)	107,733	Cambridge, MA	Life Science	14.00%	14.00%	1.11
	Total			229,927		173,112			10.18%	10.15%	2.55

	Preferred Equity
1	Preferred Equity	5/29/2020		12,735		12,735	Houston, TX	Multifamily	11.00%	11.00%	4.33
2	Preferred Equity	9/29/2021		24,142		24,109	Holly Springs, NC	Life Science	10.00%	10.01%	0.75
3	Preferred Equity	12/28/2021		11,377		11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	6.17
4	Preferred Equity	1/14/2022		36,068		36,058	Vacaville, CA	Life Science	10.00%	10.00%	0.75
5	Preferred Equity	4/7/2022		3,903		3,880	Beaumont, TX	Self-Storage	13.82%	13.90%	4.67
6	Preferred Equity	6/8/2022		4,480		4,456	Temple, TX	Self-Storage	13.10%	13.17%	4.67
7	Preferred Equity	7/1/2022		13,000		12,970	Medley, FL	Self-Storage	11.00%	11.03%	1.50
8	Preferred Equity	8/10/2022		8,500		8,500	Plano, TX	Multifamily	—%	—%	(0.10)
9	Preferred Equity	10/19/2022		5,077		5,114	Woodbury, MN	Life Science	10.00%	9.93%	0.75
10	Preferred Equity	2/10/2023		30,557		30,576	Forney, TX	Multifamily	11.00%	10.99%	2.25
11	Preferred Equity	2/24/2023		29,768		29,784	Richmond, VA	Multifamily	11.00%	10.99%	1.22
12	Preferred Equity	5/16/2023		22,060		21,944	Phoenix, AZ	Single-family	13.50%	13.57%	1.32
13	Preferred Equity	5/17/2023		4,192		4,154	Houston, TX	Life Science	13.00%	13.12%	1.00
14	Preferred Equity	6/28/2024		7,500		7,475	Knoxville, TN	Marina	13.00%	13.04%	2.83
15	Preferred Equity	3/19/2025		5,285		5,285	Kuttawa, KY	Marina	13.00%	13.00%	9.63
16	Preferred Equity	1/31/2025		1,200		1,200	Houston, TX	Multifamily	14.00%	14.00%	2.25
17	Preferred Equity	12/12/2025		8,293		8,258	Grafton, IL	Marina	13.00%	13.05%	9.95
18	Preferred Equity	12/4/2025		9,054		9,023	Eufuala, OK	Marina	13.00%	13.04%	9.96
19	Preferred Equity	12/10/2025		22,500		22,222	Miami, FL	Industrial	11.00%	11.14%	4.95
20	Preferred Equity	10/5/2022		1,484		1,478	Kirkland, WA	Multifamily	9.00%	9.04%	2.00
	Total			261,175		260,598			10.92%	10.95%	2.80

	Common Equity
1	Common Stock	11/6/2020		N/A		24,761	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A		24,343	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A		—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A		—	Richmond, VA	Multifamily	N/A	N/A	N/A
5	Common Equity	9/8/2023		N/A		—	Atlanta, GA	Multifamily	N/A	N/A	N/A
6	Common Equity	7/8/2025		N/A		—	Irving, TX	Multifamily	N/A	N/A	N/A
7	Membership Interest	4/9/2024		N/A		1,714	Various	Multifamily	N/A	N/A	N/A
	Total					50,818

	Preferred Stock
1	Preferred Stock	11/9/2023		N/A		18,617	Various	Life Science	15.50%	N/A	N/A

2	Preferred Stock	1/2/2025		N/A	136,115	Various	Life Science	16.50%	N/A	N/A
3	Preferred Stock	10/6/2025		N/A	3,161	Various	Self-Storage	15.00%	N/A	N/A
	Total				157,893			16.35%

	Real Estate
1	Real Estate	12/31/2021	(9)	N/A	102	Charlotte, NC	Multifamily	N/A	N/A	N/A
2	Real Estate	10/10/2023	(10)	N/A	(2,500)	Atlanta, GA	Multifamily	N/A	N/A	N/A
3	Real Estate	10/1/2025	(11)	N/A	6,506	Ft Worth, TX	Multifamily	N/A	N/A	N/A
	Total				4,108

	Promissory Notes
1	Promissory Note	7/10/2024		12,500	12,500	Various	Single-family	15.00%	15.00%	0.52
2	Promissory Note	9/30/2025		3,000	3,000	Las Vegas, NV	Multifamily	8.00%	8.00%	0.75
	Total			15,500	15,500			13.65%	13.65%	0.56

	Revolving Credit Facility
1	Revolving Credit Facility	12/31/2024		148,600	138,904	Various	Life Science	13.50%	13.50%	2.00
	Total			148,600	138,904			13.50%	13.50%	2.00

	Stock Warrants
1	Stock Warrant	5/23/2024		N/A	141,186	Various	Life Science	N/A	N/A	N/A
	Total				141,186

(1)
Our total portfolio represents the current principal amount of the consolidated senior loans, CMBS I/O Strips, mezzanine loans, preferred equity, multifamily properties, promissory notes, revolving credit facilities and stock warrants as well as the net equity of our CMBS B-Piece investments.
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
(5)
The CMBS B-Pieces are shown on an unconsolidated basis reflecting the value of our investments.
(6)
The number shown represents the notional value on which interest is calculated for the CMBS I/O Strips. CMBS I/O Strips receive no principal payments and the notional value decreases as the underlying loans are paid off.
(7)
The mezzanine loan term was extended effective April 9, 2025 to May 16, 2025, and extended further to November 10, 2025. The associated property has been sold, with a remaining equity balance owed to the Company that must be included in the financial statements pursuant to applicable accounting standards.
(8)
Effective April 1, 2024, the Company reclassified this investment from a mezzanine loan to senior loan because there was no senior mortgage on the property collateralized by the loan. Effective September 30, 2025, the Company reclassified this investment back to a mezzanine loan because as of September 30, 2025 there is a senior mortgage on the property collateralized by the loan.
(9)
Real Estate is a 204-unit multifamily property. As of December 31, 2025, the property was deconsolidated .
(10)
Real Estate is a 280-unit multifamily property. As of December 31, 2025, the property was 92% occupied with effective rent per occupied unit of $1,469.61 per month.
(11)
Real Estate is a 240-unit multifamily property. As of December 31, 2025, the property was 80.8% occupied with effective rent per occupied unit of $1,569.46 per month.

The following table details overall statistics for our portfolio as of December 31, 2025 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Stock Investments	Real Estate Investments	Stock Warrant Investments
Number of investments	92	19	62	7	3	1
Principal balance (1)	$1,143,929	$372,517	$771,412	N/A	N/A	N/A
Carrying value	$1,707,691	$359,692	$1,042,117	$50,818	$113,879	$141,186
Weighted-average cash coupon	5.19%	5.40%	5.09%	N/A	N/A	N/A
Weighted-average all-in yield	7.67%	11.10%	6.49%	N/A	N/A	N/A

(1)
Cost is used in lieu of principal balance for CMBS I/O Strips.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt payments, any potential obligations to purchase up to $150 million of the Series E preferred stock of IQHQ, Inc. (described below) and dividend requirements for the twelve-month period following December 31, 2025.

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

	Asset Metrics			Debt Metrics
Investment	Fixed/Floating Rate	Interest Rate	Maturity Date	Fixed/Floating Rate	Interest Rate	Maturity Date	Net Spread
Senior Loans
Senior loan	Fixed	5.35%	2/1/2028	Fixed	3.51%	2/1/2028	1.84%
Senior loan	Fixed	5.24%	10/1/2028	Fixed	2.64%	10/1/2028	2.60%
Senior loan	Fixed	4.74%	10/1/2025	Fixed	2.14%	10/1/2025	2.60%
Senior loan	Fixed	6.10%	10/1/2028	Fixed	3.30%	10/1/2028	2.80%
Senior loan	Fixed	5.55%	11/1/2028	Fixed	2.70%	11/1/2028	2.85%
Senior loan	Fixed	5.99%	12/1/2028	Fixed	3.14%	12/1/2028	2.85%
Senior loan	Fixed	5.88%	1/1/2029	Fixed	3.14%	1/1/2029	2.74%
Senior loan	Fixed	5.46%	3/1/2029	Fixed	2.99%	3/1/2029	2.47%
Senior loan	Fixed	4.72%	3/1/2026	Fixed	2.45%	3/1/2026	2.27%

Mezzanine Loans
Mezzanine	Fixed	7.50%	5/1/2029	Fixed	0.30%	5/1/2029	7.20%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.59%	6/1/2029	Fixed	0.30%	6/1/2029	7.29%
Mezzanine	Fixed	7.83%	10/1/2028	Fixed	$0.30%	10/1/2028	7.53%
Mezzanine	Fixed	7.71%	4/1/2031	Fixed	$0.30%	4/1/2031	7.41%
Mezzanine	Fixed	7.32%	8/1/2031	Fixed	0.30%	8/1/2031	7.02%
Mezzanine	Fixed	7.22%	8/1/2031	Fixed	0.30%	8/1/2031	6.92%
Mezzanine	Fixed	7.33%	5/1/2029	Fixed	0.30%	5/1/2029	7.03%
Mezzanine	Fixed	7.53%	7/1/2031	Fixed	0.30%	7/1/2031	7.23%
Mezzanine	Fixed	7.42%	1/1/2029	Fixed	0.30%	1/1/2029	7.12%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.42%	4/1/2031	Fixed	0.30%	4/1/2031	7.12%
Mezzanine	Fixed	7.71%	3/1/2029	Fixed	0.30%	3/1/2029	7.41%
Mezzanine	Fixed	6.91%	7/1/2029	Fixed	0.30%	7/1/2029	6.61%
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028	7.59%
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028	7.59%

Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement, dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of December 31, 2025, the outstanding balance on the Credit Facility was $108.2 million.

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

As discussed in Note 9 to our consolidated financial statements, in connection with our CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $258.0 million under our repurchase agreements and posted approximately $740.4 million par value of our CMBS B-Piece and CMBS I/O Strip as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding recent borrowings under the master repurchase agreements (dollars in thousands):

	December 31, 2025
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	258,038	258,038	N/A	(5)	5.53%	0.0	740,359	352,744	336,014	3.8

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

At-The-Market Offering

On March 15, 2022, the Company, the OP and the Manager separately entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with each of Raymond James & Associates, Inc. (“Raymond James”), Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “ATM Program”). The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of December 31, 2025, pursuant to the Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the ATM Program, see Note 11 to our consolidated financial statements.

Series B Preferred Stock Offering

On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. On October 1, 2025, the Company increased the size of its Series B Preferred Stock offering to 17,200,000 shares for gross proceeds of $430.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the Holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the offering (the "Series B Selling Commissions") and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the offering (the "Series B Dealer Manager Fee"). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series B Selling Commissions and may reallow a portion of the Series B Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company completed the last close on December 5, 2025 and terminated the Series B Preferred offering. As of December 31, 2025, the Company has sold 16,186,525 shares of Series B Preferred Stock for total gross proceeds of $395.6 million.

Series C Preferred Stock Offering

On November 4, 2025, the Company announced the launch of a continuous public offering of up to 8,000,000 shares of its Series C Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $200.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series C Preferred Stock are redeemable at the option of the Holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series C Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE, NYSE Texas or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series C Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series C Preferred Stock in the offering (the “Series C Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series C Preferred Stock in the offering(the “Series C Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series C Selling Commissions and may reallow a portion of the Series C Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series C Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of December 31, 2025, the Company has sold 80,412 shares of Series C Preferred Stock for total gross proceeds of $2.0 million.

5.75% Notes Offering

The Company has an aggregate principal amount of $180.0 million of its 5.75% Notes outstanding as of December 31, 2025. The 5.75% Notes mature May 1, 2025.

OP Notes Offering

In 2025, the OP issued a $45.0 million aggregate principal amount of its 2026 OP Notes for proceeds of approximately $42.6 million, after original issue discount, which were used to repay the 7.50% OP Notes at maturity.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of December 31, 2025, our cash and cash equivalents were $31.1 million.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$22,916	$29,284	$31,556
Net cash provided by investing activities	321,543	956,537	741,342
Net cash (used in) financing activities	(317,158)	(995,417)	(776,596)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,301	(9,596)	(3,698)
Cash, cash equivalents and restricted cash, beginning of year	7,053	16,649	20,347
Cash, cash equivalents and restricted cash, end of year	$34,354	$7,053	$16,649

The year ended December 31, 2025 as compared to the year ended December 31, 2024

Cash flows from operating activities. During the year ended December 31, 2025, net cash provided by operating activities was $22.9 million, compared to net cash provided by operating activities of $29.3 million for the year ended December 31, 2024. This decrease primarily relates to the changes in provision for credit loss.

Cash flows from investing activities. During the year ended December 31, 2025, net cash provided by investing activities was $321.5 million, compared to net cash provided by operating activities of $956.5 million for the year ended December 31, 2024. This decrease was primarily due to the consolidation of Mag & May.

Cash flows from financing activities. During the year ended December 31, 2025, net cash used in financing activities was $317.2 million, compared to net cash used in financing activities of $995.4 million for the year ended December 31, 2024. The decrease primarily relates to a decrease in the principal repayments on borrowings under secured financing agreements and a decrease in distributions to bondholders of variable interest entities.

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

Smaller Reporting Company Status

We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

REIT Tax Election and Income Taxes

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the year ended December 31, 2025.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2025.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we may recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

Dividends

We intend to make regular quarterly dividend payments to holders of our common stock. We also intend to make the accrued dividend payments on the Series A Preferred Stock, which are payable quarterly in arrears as provided in the articles supplementary setting forth the terms of the Series A Preferred Stock, the Series B Preferred Stock, which are payable monthly as provided in the articles supplementary setting forth the terms of the Series B Preferred Stock and the Series C Preferred Stock, which are payable monthly as provided in the articles supplementary setting forth the terms of the Series C Preferred Stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income, which is not used to pay dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through NREF OP IV REIT Sub, LLC ("REIT Sub"), together with NexPoint Diversified Real Estate Trust ("NXDT"), an entity that is advised by an affiliate of the Manager, Highland Income and Opportunities Fund and NexPoint Real Estate Strategies Fund (collectively, the

"Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement (the "NSP Sponsor Guaranty Agreement") in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of December 31, 2025. As of December 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends was $15.0 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.9% of the guaranteed amount equal to $12.9 million.

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

On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $1.9 million was unfunded as of December 31, 2025. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of December 31, 2025. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:

•
0% to the Company and 100% to issuer up to a 20.0% IRR
•
10% to the Company and 90% to issuer thereafter

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which has been fully funded as of December 31, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of December 31, 2025.

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of December 31, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of December 31, 2025.

SFR OP issued a note (the "SFR OP Note II") to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub. extended the maturity date to July 10, 2026 and increased the maximum amount available under the SFR OP Note II to $15.0 million. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million,

$2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of December 31, 2025.

On August 1, 2025, the Company, through one of the Subsidiary OPs, committed to fund $10.0 million for a storage facility in Wappinger, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9%, which is payable in kind, with a maturity date of August 1, 2026. As of December 31, 2025, the Company has an unfunded commitment balance of $6.3 million.

On October 23, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.0 million for a storage facility in Rockville, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9%, which is payable in kind, with a maturity date of October 23, 2030. As of December 31, 2025, the Company has an unfunded commitment balance of $6.6 million.

On December 10, 2025, the Company, through one of the Subsidiary OPs, committed to fund $25.0 million for an industrial facility in Hialeah, FL pursuant to a preferred equity agreement. The loan bears interest at 11%, with a maturity date of December 10, 2030. As of December 31, 2025, the Company has an unfunded commitment balance of $2.5 million.

On December 30, 2025, the Company, through one of the Subsidiary OPs, committed to fund $17.4 million for a multifamily property in Chapel Hill, NC pursuant to a preferred equity agreement. The loan bears interest at 14%, with a maturity date of December 30, 2029. As of December 31, 2025, the Company has an unfunded commitment balance of $17.4 million.

On January 26, 2024, the Company, through NREF OP IV, L.P. (“OP IV”), along with The Ohio State Life Insurance Company ("OSL"), an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into a Mezzanine Loan and Security Agreement (the “Alewife Loan”) whereby it made a loan in the maximum principal amount of up to $218.0 million to IQHQ-Alewife Holdings, LLC (“Alewife Holdings”) which is solely owned by IQHQ, L.P. Alewife Holdings is the sole member of IQHQ Alewife Member, LLC (“Alewife Member”) and Alewife Member is the sole member of IQHQ Alewife, LLC (“Alewife”). The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, Inc., who is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.

On September 30, 2025, the Alewife Loan was bifurcated into (i) a senior mortgage loan in the maximum principal sum of $85.0 million (the "Alewife Senior Loan") and (ii) a mezzanine loan in the maximum principal sum of $133.0 million (the "Alewife Mezzanine Loan"). The Alewife Senior Loan was deemed fully funded, with the Company holding 73.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $62.5 million, and OSL holding 26.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $22.5 million. On September 30, 2025 the Company and OSL sold the Alewife Senior Loan. The Company's prior fundings of $102.0 million of the Alewife Loan were deemed fundings of the Alewife Mezzanine Loan, with the Company holding 100% of the Alewife Mezzanine Loan at closing. The Alewife Mezzanine Loan is secured by an equity pledge by Alewife Holdings of its equity interest in Alewife Member and an equity pledge by Alewife Member of its equity interest in Alewife. The Company's expected maximum commitment under the Alewife Loan is $133.0 million, of which $25.3 million was unfunded as of December 31, 2025.

On May 10, 2024, OP IV, NexPoint Diversified Real Estate Trust Operating Partnership, L.P. ("NXDT OP") and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to 9% of the Alewife Loan to NXDT OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned $7.5 million interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, under the Assignment Agreement, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, NXDT OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by NXDT OP and OSL, respectively. OP IV is required to fund any amounts not funded by OSL and NXDT OP. At any time that NXDT OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, NXDT OP and OSL have the option upon notice to OP IV to pay to OP IV any amount of such unfunded amount. Upon such payment, NXDT OP or OSL would become entitled to all interest and fees accrued on the amount paid to OP IV on and after the date of such payment. The Company's expected maximum commitment under the Alewife Loan is $133.0 million, of which $25.3 million was unfunded as of December 31, 2025.

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

On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock Total Income+ Real Estate Fund (“Bluerock”) entered into a Revolving Credit Agreement (the “IQHQ Revolving Loan”) whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150.0 million of the principal amount of the IQHQ Promissory Note and the full $150.0 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025, is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of December 31, 2025, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, with an unfunded commitment balance of $20.0 million.

In connection with the IQHQ Revolving Loan, on December 31, 2024, Bridge Investor I entered into a Subscription Agreement (the “IQHQ Subscription Agreement”) whereby Bridge Investor I committed to purchase $160.1 million of Series E preferred stock of IQHQ, Inc. Pursuant to the IQHQ Subscription Agreement, the full $10.1 million of the interest accrued on the IQHQ Promissory Note was substituted and exchanged for a deemed funding of $10.1 million under the IQHQ Subscription Agreement. In connection with the IQHQ Subscription Agreement, on December 31, 2024, Bridge Investor I also entered into a Warrant Purchase Agreement (the “IQHQ Warrant Purchase Agreement”) whereby IQHQ Holdings issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Series E Warrant”). The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Series E Warrant is exercisable, in whole or in part, at any time, for ten years unless there is an earlier change of control, initial public offering or liquidation.

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

IQHQ Holdings is the sole common stockholder of IQHQ, Inc., and the IQHQ Participating Purchasers own common equity and stock warrants to purchase common equity in IQHQ Holdings and/or IQHQ, L.P. The Company has stock warrants to purchase common equity in IQHQ Holdings and has an ownership interest in the Series D-1 preferred stock and the Series E preferred stock in IQHQ, Inc., which is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.

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

As of December 31, 2025, the Company funded $137.0 million under the IQHQ Subscription Agreement with an unfunded commitment amount of $23.0 million.

The table below shows the Company's unfunded commitments by investment type as of December 31, 2025 and December 31, 2024 (in thousands):

	For the Years Ended December 31,
Investment Type	2025	2024
Loans	$60,639	$64,217
Preferred Equity	24,840	7,874
Common Equity	1,536	2,536
Preferred Stock	23,000	150,000
	$110,015	$224,627

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

We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses for the portfolio on a collective basis, for loans that share similar risk characteristics, at the individual loan level, for our loan portfolio. The calculation is applied at the loan level. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2025. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The cumulative effect of adoption of ASU 2016-13 as of January 1, 2023 was a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2025 was $1.4 million. Subsequent to the release of earnings, the Company recorded a $2.0 million increase to its provision for credit losses to cover a qualitative concentration risk within its loans portfolio. The provision for credit losses of $33.4 million for the year ended December 31, 2025 is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $40.3 million as of December 31, 2025.

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

Valuation of Common and Preferred Equity

As of December 31, 2025, the Company owns approximately 26.0% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the year ended December 31, 2025, the unrealized loss related to the change in fair value estimate is $6.2 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.

As of December 31, 2025, the Company owns approximately 6.2% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the year ended December 31, 2025, the unrealized loss related to the change in fair value estimate is $2.6 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.

As of December 31, 2025, the Company owns approximately 98.0% of the total outstanding common equity of each of Resmark Forney Gateway Holdings, LLC ("RFGH") and Resmark The Brook, LLC ("RTB"). The Company holds RFGH and RTB based on the Company's proportionate share of income (losses) for the year ended December 31, 2025. See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments RFGH and RTB.

As of December 31, 2025, the Company owns 11.8% of the total outstanding shares of the Series D-1 preferred, 68.5% of the Series E preferred, and 55.6 million warrants of IQHQ, Inc. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The preferred equity valuations use a discounted cash flow methodology with observable inputs for cash and PIK interest rates. The unobservable input is the discount rate which is supported by market conditions. The warrant valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the net asset value-based approach that derives the underlying equity value of IQHQ by considering the estimated fair value of its real estate assets and liabilities under ASC 820. This value is then allocated through the capital structure to the warrant instruments. Since IQHQ’s equity and warrants are not publicly traded, the valuation incorporates a discount for lack of marketability, which reflects the limited liquidity and transferability of the warrants. The necessary inputs for the warrant valuation include guideline publicly traded companies engaged in life science and specialized commercial real estate, which lead to the selection of multiples – adjusted for size, leverage, growth profile, and market conditions. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ, Inc.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As previously disclosed, on January 16, 2026, the OP loaned $16.7 million to NexPoint Storage Partners Operating Company, LLC (“NSP OC”), a subsidiary of NSP. In connection with the loan, NSP OC issued a promissory note (as amended, the “NSP Note”) pursuant to which NSP OC may borrow up to an aggregate principal amount of $40.0 million, with $16.7 million outstanding as of March 26, 2026. The NSP Note bears interest at 14% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first priority lien on certain income streams and the related deposit accounts of NSP OC and its subsidiaries and certain subsidiaries of our Sponsor.

OSL previously agreed to purchase $5.0 million in principal amount of the NSP Note at par plus accrued interest prior to the end of the second quarter of 2026. On March 25, 2025, the OP and OSL entered into a participation agreement, pursuant to which OSL purchased $7.5 million principal amount of the NSP Note and OSL has the right, but not the obligation, to participate in any future advance under the NSP Note up to its then-current pro rata share. Further, the NSP Note was amended on March 25, 2026 to add the NSP OC subsidiaries and subsidiaries of our Sponsor that pledged certain income streams and the related deposit accounts as collateral under the NSP Note as co-borrowers under the NSP Note.

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
2.1

Contribution and Assignment of Interests Agreement, by and among NexPoint Real Estate Finance, Inc. and the Contribution Group (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

2.2

Membership Interest Purchase Agreement, effective as of July 22, 2025, by and among NREF OP IV, L.P., NexPoint Montford Investment Co, LLC and NexBank Capital, Inc. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q, filed by the Company on November 13, 2025)

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

3.3

Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., designating additional shares of the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on March 31, 2021)

3.4

Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., designating the Company’s 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on November 2, 2023)

3.5

Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., designating additional shares of the Company’s 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on October 1, 2025).

3.6

Articles Supplementary to the Articles of Amendment and Restatement of NexPoint Real Estate Finance, Inc., designating the Company’s 8.00% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on November 4, 2025).

3.7	Second Amended and Restated Bylaws of NexPoint Real Estate Finance, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Company on January 4, 2024)

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed by the Company on February 25, 2021)

4.2

Indenture, dated April 13, 2021, between NexPoint Real Estate Finance, Inc. and UMB Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 13, 2021)

4.3

First Supplemental Indenture, dated April 20, 2021, between NexPoint Real Estate Finance, Inc. and UMB Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on April 20, 2021)

10.1

Third Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated November 4, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 4, 2025)

10.3†

Management Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.4†

First Amendment to Management Agreement, dated July 17, 2020, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on July 20, 2020)

10.5†

Second Amendment to Management Agreement, dated November 3, 2021, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed by the Company on September 30, 2021)

10.6

Loan and Security Agreement, dated as of July 12, 2019, by and among NexPoint WLIF I Borrower, LLC, NexPoint WLIF II Borrower, LLC, and NexPoint WLIF III Borrower, LLC, as Borrower, and Federal Home Loan Mortgage Corporation, as Lender, together with the letter agreements of the Lender dated February 6, 2020 and June 22, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021)

10.7*

Amended and Restated Guaranty of Collection, dated as of January 7, 2022, by and among Highland Income Fund, NexPoint Capital, Inc., Highland Global Allocation Fund, NexPoint Diversified Real Estate Trust, NexPoint Real Estate Strategies Fund, NexPoint Real Estate Finance Operating Partnership, L.P., as guarantors, and Federal Home Loan Mortgage Corporation, as lender.

10.8*

Amended and Restated Guaranty of Collection, dated as of January 7, 2022, by and among Highland Income Fund, NexPoint Capital, Inc., Highland Global Allocation Fund, NexPoint Diversified Real Estate Trust, NexPoint Real Estate Strategies Fund, NexPoint Real Estate Finance Operating Partnership, L.P., as guarantors, and Federal Home Loan Mortgage Corporation, as lender.

10.9†	NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.10†

Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 29, 2024)

10.11†

Form of Restricted Stock Units Agreement (Directors) (prior to 2024) (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-11 filed with the SEC on July 15, 2020)

10.12†	Form of Restricted Stock Units Agreement (Officers) (prior to 2024) (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed by the Company on February 25, 2021)

10.13†	Form of Restricted Stock Units Agreement (2024) (Directors) (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K, filed by the Company on March 27, 2025)

10.14†	Form of Restricted Stock Units Agreement (2024) (Officers) (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K, filed by the Company on March 22, 2024)

10.15†*	Form of Restricted Stock Units Agreement (2025) (Directors)

10.16†	Form of Restricted Stock Units Agreement (2025) (Employees)

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-11, filed by the Company on January 27, 2020)

10.18

Registration Rights Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Real Estate Advisors VII, L.P. (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed by the Company on May 8, 2020)

10.19

Amended and Restated Limited Liability Company Agreement of NexPoint Buffalo Pointe Holdings, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed with the SEC on July 15, 2020)

10.20

Amended and Restated Sponsor Guaranty Agreement, dated December 8, 2022, by NREF OP IV REIT Sub, LLC, NexPoint Diversified Real Estate Trust, Highland Income Fund, NexPoint Real Estate Strategies Fund, and NexPoint Storage Partners, Inc., in favor of Extra Space Storage, LP. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K, filed by the Company on March 31, 2023)

10.21

Dealer Manager Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Securities, Inc., dated November 2, 2023 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Company on November 2, 2023)

10.22

First Amendment to Dealer Manager Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Securities, Inc., dated March 14, 2025 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Company on March 14, 2025)

10.23

Second Amendment to Dealer Manager Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Securities, Inc., dated October 1, 2025 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Company on October 1, 2025).

10.24

Third Amendment to Dealer Manager Agreement, by and between NexPoint Real Estate Finance, Inc. and NexPoint Securities, Inc., dated November 4, 2025 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Company on November 4, 2025).

10.25

Second Amended and Restated Promissory Note, by and between NexPoint SFR Operating Partnership, L.P. and NREF OP IV Reit Sub, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on November 13, 2025)

10.26

Loan Agreement, dated as of April 29, 2024, by and between NexBank and NexPoint Real Estate Finance Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 8, 2024)

10.27

Limited Consent to Loan Agreement, dated October 10, 2025, by and between NexPoint Real Estate Operating Partnership, L.P. as borrower, and NexBank, as lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on October 10, 2025)

10.28

Separation Agreement, dated as of November 11, 2024, by and among NexPoint Advisors, L.P., NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., NexPoint Real Estate Advisors V, L.P., NexPoint Homes Trust, Inc., NexPoint Real Estate Advisors XI, L.P., NexPoint Storage Partners, Inc., NexPoint Hospitality Trust and Brian Mitts (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 14, 2024)

10.29

Assignment and Assumption and Co-Lender Agreement, dated as of May 10, 2024, by and among NREF OP IV, L.P., NexPoint Diversified Real Estate Trust Operating Partnership, L.P. and The Ohio State Life Insurance Company (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K, filed by the Company March 27, 2025)

10.30*	Assignment and Assumption and Co-Lender Agreement, effective as of January 2, 2025, by and between NREF OP IV, L.P. and The Ohio State Life Insurance Company

10.31

Note Purchase Agreement, dated October 10, 2025, by and among NexPoint Real Estate Finance Operating Partnership, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on October 10, 2025)

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

NEXPOINT REAL ESTATE FINANCE, INC.

March 31, 2026	/s/ Jim Dondero
Jim Dondero
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	Chairman of the Board and President (Principal Executive Officer)	March 31, 2026
Jim Dondero

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2026
Paul Richards

/s/ Brian Mitts	Director	March 31, 2026
Brian Mitts

/s/ Edward Constantino	Director	March 31, 2026
Edward Constantino

/s/ Dr. Arthur Laffer	Director	March 31, 2026
Dr. Arthur Laffer

/s/ Scott Kavanaugh	Director	March 31, 2026
Scott Kavanaugh

/s/ Catherine Wood	Director	March 31, 2026
Catherine Wood

/s/ Dr. Carol Swain	Director	March 31, 2026
Carol Swain

ii

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

NexPoint Real Estate Finance, Inc.—Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID# 185)	F-2

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-5

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023	F-7

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023	F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023	F-9

Notes to Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
NexPoint Real Estate Finance, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Real Estate Finance, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value measurement of certain Level 3 Investments

As discussed in Notes 2 and 5 to the consolidated financial statements, as of December 31, 2025, the Company has $49.1 million of common stock investments and $141.2 million of stock warrant investments that are measured at fair value on a quarterly basis. A portion of each of these investments uses inputs that are classified within Level 3 of the fair value hierarchy. The Company uses an income approach, a market approach, or a combination of these approaches to value each of these investments. Establishing fair values for these Level 3 investments is inherently subjective and dependent upon significant unobservable inputs and assumptions.

We identified the evaluation of the fair value measurements of certain Level 3 investments as a critical audit matter. Complex auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to evaluate certain assumptions used in the Company’s determination of the fair value of certain Level 3 common stock and stock warrant investments. Specifically, for investments that used the income approach, the assumptions included the terminal capitalization rate, discount rate and market rent. For investments that used the market approach, the assumptions included the selection of guideline publicly traded companies and the trading multiples, and, where applicable, a discount for lack of marketability.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the fair value measurements process. We involved valuation professionals with specialized skills and knowledge, who assisted in:

o
evaluating the terminal capitalization rate and discount rate by comparing them against ranges that were independently developed using publicly available market data for comparable properties
o
assessing the appropriateness of the market rent by comparing them to comparable transactions and current listings of comparable properties
o
determining the appropriateness of the guideline publicly traded companies by performing an independent search of public companies whose operations are sufficiently comparable to the subject investment based on the industry and market in which the investment operates
o
determining the appropriateness of the trading multiples used by comparing them to an independently calculated range of trading multiples based on independently derived guideline publicly traded companies
o
determining the appropriateness of the discount for lack of marketability by comparing to an independently calculated range for the risk-free rate and volatility observed from independently derived guideline publicly traded companies.

Allowance for credit losses on loans evaluated on a collective basis

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) for the loan portfolio was $34.7 million as of December 31, 2025, of which $11.7 million related to loans that share similar risk characteristics (collective ACL). Loans are rated on a scale of 1-5 based on quantitative and qualitative factors to determine whether they are to be evaluated collectively or individually. The collective ACL is evaluated using a probability of default (PD) and loss-given default (LGD) method which is applied at the loan level through the use of a third-party model. The model requires a variety of subjective assumptions, including (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and internal loan risk rating, (ii) determination of relevant historical loan loss data sets over an observable period and (iii) selection and weighting of macroeconomic forecasts over the relevant time period. The Company focused their historical loss information on the most relevant subset of available commercial real estate (CRE) data. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. The Company determines its ACL based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product (GDP), unemployment rate, federal funds target rate and core personal consumption expenditure (CPR) among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is determined based on the Company’s assessment of macroeconomic forecast scenarios and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss experience, material changes in growth and credit strategy and other factors that may affect its loss experience. For the period beyond which the Company is able to make reasonable and supportable forecasts, the Company immediately reverts to the historical loss information derived from the CRE data set.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and model used to estimate the PD and LGD and their significant assumptions. The significant assumptions were (1) period of historical loss information (2) composition of the proxy data set, (3) selection and weighting of macroeconomic forecast scenarios, (4) the reasonable and supportable forecast period and (5) reversion method.

The following are the primary procedures we performed to address this critical audit matter. We involved our credit risk professionals with specialized skills and knowledge, who assisted in:

o
evaluating the Company’s ACL methodology for compliance with U.S. generally accepted accounting principles
o
assessing the conceptual soundness of the PD and LGD model by inspecting model documentation to determine whether the model is suitable for their intended use
o
assessing the composition of the proxy data set by comparing to Company and specific portfolio risk characteristics
o
evaluating the selection and weighting of macroeconomic forecast scenarios used by comparing them to the Company's business environment and relevant industry practices
o
evaluating the length of the period from which historical loss information was used, the reasonable and supportable forecast period, and the reversion method by comparing to specific portfolio risk characteristics and trends.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas

March 31, 2026

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$31,114	$3,877
Restricted cash	3,240	3,176
Net Operating Real Estate Investments	113,879	121,836
Loans, held-for-investment, net ($23,797 and $28,036, with related parties, respectively) (1)	619,560	497,544
Common stock investments, at fair value ($24,761 and $30,467 with related parties, respectively)	49,104	57,389
Equity method investments ($1,714 and $1,504 with related parties, respectively)	1,714	1,504
Mortgage loans, held-for-investment, net (2)	121,239	263,395
Preferred stock investments, at fair value ($3,161 and $0 with related parties, respectively)	157,893	18,949
Accrued interest and dividends, net (3)	54,009	41,208
Mortgage loans held in variable interest entities, at fair value	3,987,281	4,343,359
CMBS structured pass-through certificates, at fair value	40,427	34,979
Stock warrant investments, at fair value	141,186	27,400
Accounts receivable and other assets	551	1,457
TOTAL ASSETS	$5,321,197	$5,416,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$176,141	$235,769
Master repurchase agreements	258,038	243,454
Unsecured notes, net	229,112	221,001
Mortgages payable, net	106,151	95,464
Accounts payable and other accrued liabilities	13,699	9,458
Accrued interest payable	13,795	10,020
Bonds payable held in variable interest entities, at fair value	3,692,390	4,029,214
Total Liabilities	4,489,326	4,844,380

Redeemable Series B Preferred stock, $0.01 par value: 17,200,000 and 16,000,000 shares authorized; 16,186,525 and 6,695,715 shares issued and 16,099,443, and 6,695,715 shares outstanding, respectively	359,783	149,045
Redeemable Series C Preferred stock, $0.01 par value: 8,000,000 and 0 shares authorized; 80,412 and 0 shares issued and outstanding, respectively	1,868	—
Redeemable noncontrolling interests in the OP	82,235	86,164

Stockholders' Equity:
Noncontrolling interest in CMBS variable interest entities	—	3,255
Noncontrolling interest in subsidiary	95	95
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 1,645,000 shares issued and outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 18,574,101 and 17,461,129 shares issued outstanding, respectively	186	174
Additional paid-in capital	404,207	387,892
Retained earnings (accumulated deficit)	(16,519)	(54,948)
Total Stockholders' Equity	387,985	336,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,321,197	$5,416,073

(1)
Includes credit allowance of $26.5 million and $0.8 million in 2025 and 2024, respectively
(2)
Includes credit allowance of $0.1 million and $0.6 million in 2025 and 2024, respectively
(3)
Includes credit allowance of $8.1 million in 2025 and no credit allowance in 2024

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Net interest income
Interest income (1)	$89,945	$72,507	$68,358
Interest expense	(42,769)	(44,371)	(51,560)
Total net interest income (loss)	47,176	28,136	16,798
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	12,497	36,669	38,213
Change in unrealized gain (loss) on CMBS structured pass-through certificates	2,900	1,925	1,533
Change in unrealized gain (loss) on common stock investments	(8,819)	(4,140)	(16,736)
Change in unrealized gain (loss) on preferred stock and stock warrant investments	112,556	667	266
Change in unrealized gain (loss) on MSCR Notes	—	(13)	65
Change in unrealized gain (loss) on mortgage backed securities	—	763	467
Reversal of (provision for) credit losses	(38,969)	723	(4,299)
Dividend income	19,411	2,009	193
Other income (loss)	(28)	748	1,520
Realized gain	—	691	—
Loss on extinguishment of debt	(458)	(488)	—
Gain on deconsolidation of variable interest entity	—	—	1,490
Equity in losses of equity method investments	(898)	(3,951)	(2,564)
Gain on sale from real estate owned	3,643	—	—
Revenues from consolidated real estate owned	7,818	8,864	5,144
Total other income (loss)	109,653	44,467	25,292
Operating expenses
General and administrative expenses	12,652	12,812	9,204
Loan servicing fees	1,386	1,585	4,187
Management fees	6,757	3,867	3,281
Expenses from consolidated real estate owned	12,891	18,377	6,678
Total operating expenses	33,686	36,641	23,350
Net income	123,143	35,962	18,740
Net (income) loss attributable to Series A preferred stockholders	(3,496)	(3,496)	(3,496)
Net (income) loss attributable to Series B preferred stockholders	(25,912)	(8,003)	(80)
Net (income) loss attributable to Series C preferred stockholders	(13)	—	—
Net (income) loss attributable to redeemable noncontrolling interests	(18,046)	(6,770)	(4,765)
Net income attributable to common stockholders	$75,676	$17,693	$10,399

Weighted-average common shares outstanding - basic	17,673	17,402	17,199
Weighted-average common shares outstanding - diluted	42,011	17,402	17,199

Earnings per share outstanding - basic	$4.28	$1.02	$0.60
Earnings per share outstanding - diluted (2)	$2.85	$1.02	$0.60

Dividends declared per common share	$2.0000	$2.0000	$2.7400

(1)
Includes $25.0 million related to accelerated amortization of the premium associated with the prepayment on a senior loan in the first quarter of 2024.
(2)
Diluted EPS calculations were higher than basic EPS and thus anti-dilutive for the years ended December 31, 2024 and 2023, respectively. As such, the Company is presenting diluted EPS as equal to basic EPS for the years ended December 31, 2024 and 2023, respectively.

See Notes to Consolidated Financial Statements

F-4

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Series A Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings Less Dividends	Common Stock Held in Treasury at Cost	Series A Preferred Stock Held in Treasury at Cost	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
Balances, December 31, 2022	1,645,000	$16	17,079,943	$171	$392,124	$4,435	$(4,195)	$(8,567)	$—	$64,529	$448,513
Vesting of stock-based compensation	—	—	151,970	1	3,613	—	—	—	—	—	3,614
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	—	—	—	—	—	—	—	—	—	(64,434)	(64,434)
Cumulative effect of adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	(1,624)	—	—	—	—	(1,624)
Net income attributable to preferred stockholders	—	—	—	—	—	3,496	—	—	—	—	3,496
Net income attributable to common stockholders	—	—	—	—	—	10,399	—	—	—	—	10,399
Series A preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,496)	—	—	—	—	(3,496)
Common stock dividends declared ($2.7400 per share)	—	—	—	—	—	(49,031)	—	—	—	—	(49,031)
Balances, December 31, 2023	1,645,000	$16	17,231,913	$172	$395,737	$(35,821)	$(4,195)	$(8,567)	$—	$95	$347,437
Vesting of stock-based compensation	—	—	229,216	2	4,917	—	—	—	—	—	4,919
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	3,255	—	3,255
Cancellation of common stock held in treasury	—	—	—	—	(12,762)	—	4,195	8,567	—	—	—
Net income attributable to Series A preferred stockholders	—	—	—	—	—	3,496	—	—	—	—	3,496
Net income attributable to common stockholders	—	—	—	—	—	17,693	—	—	—	—	17,693
Series A preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,496)	—	—	—	—	(3,496)
Common stock dividends declared ($2.0000 per share)	—	—	—	—	—	(36,820)	—	—	—	—	(36,820)
Balances, December 31, 2024	1,645,000	$16	$17,461,129	$174	$387,892	$(54,948)	$—	$—	$3,255	$95	$336,484
Vesting of stock-based compensation	—	—	260,699	3	4,426	—	—	—	—	—	4,429
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	—	—	(3,255)	—	(3,255)
Conversion of OP units to common stock	—	—	852,273	9	11,889	—	—	—	—	—	11,898
Cancellation of common stock held in treasury	—	—	—	—	—	—	—	—	—	—	—
Net income attributable to Series A preferred stockholders	—	—	—	—	—	3,496	—	—	—	—	3,496
Net income attributable to common stockholders	—	—	—	—	—	75,676	—	—	—	—	75,676
Series A preferred stock dividends declared ($2.1250 per share)	—	—	—	—	—	(3,496)	—	—	—	—	(3,496)
Common stock dividends declared ($2.0000 per share)	—	—	—	—	—	(37,247)	—	—	—	—	(37,247)
Balances, December 31, 2025	1,645,000	$16	$18,574,101	$186	$404,207	$(16,519)	$—	$—	$—	$95	$387,985

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	123,143	35,962	18,740
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums	11,187	36,452	15,301
Accretion of discounts	(11,239)	(27,197)	(13,877)
Depreciation and amortization of real estate investments	2,944	5,613	2,465
Amortization of deferred financing costs	161	47	(45)
Change in fair value on interest rate caps included in other assets	—	(2,479)	(1,675)
Net cash received (paid) on interest rate caps	—	605	(440)
Provision for (reversal of) credit losses	38,969	(723)	4,299
Net change in unrealized (gain) loss on investments held at fair value	(97,259)	7,889	16,820
Equity in (income) losses of unconsolidated equity method ventures	898	3,951	2,564
Net realized (gain) loss	(1,738)	(11,230)	—
Gain on deconsolidation of variable interest entity	—	—	(1,490)
Stock-based compensation expense	5,989	6,073	4,411
Payment in kind income	(32,119)	(14,486)	(8,990)
Loss on extinguishment of debt	458	488	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(20,929)	(19,184)	(4,319)
Accounts receivable and other assets	(635)	4,636	(354)
Accrued interest payable	3,775	1,811	338
Accounts payable, accrued expenses and other liabilities	(689)	1,056	(2,192)
Net cash provided by operating activities	22,916	29,284	31,556

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	401,241	625,063	717,966
Proceeds from payments received on mortgage loans held for investment	119,085	555,485	97,259
Proceeds from payments received on mortgage backed securities	—	82,977	546
Originations of mortgage loans, held-for-investment, net	—	(138,993)	—
Originations of loans, held-for-investment, net	(97,753)	(167,987)	(92,701)
Purchases of preferred stock and stock warrants	(140,173)	(30,906)	(14,510)
Purchases of equity method investments	(2,034)	(10,892)	(2,564)
Sale of equity method investments	392	5,437	—
Purchases of CMBS structured pass through certificates, at fair value	(11,590)	—	—
Purchases of CMBS securitizations held in variable interest entities, at fair value	(3,320)	(53,576)	—
Sales of CMBS securitizations held in variable interest entities, at fair value	—	124,167	44,783
Purchases of mortgage backed securities, at fair value	—	(44,396)	(5,733)
Sale of MSCR notes, at fair value	—	11,060	—
Increase in cash in connection with VIE consolidation	796	—	1,814
Decrease in cash in connection with VIE deconsolidation	—	—	(4,992)
Additions to real estate investments	(1,449)	(902)	(526)
Net proceeds from dispositions of real estate investments	56,348	—	—
Net cash provided by investing activities	321,543	956,537	741,342

Cash flows from financing activities
Borrowings under secured financing agreements	22,725	120,012	—
Principal repayments on borrowings under secured financing agreements	(82,366)	(534,189)	(38,327)
Distributions to bondholders of variable interest entities	(385,232)	(603,711)	(668,898)
Borrowings under master repurchase agreements	34,629	101,194	55,239
Principal repayments on borrowings under master repurchase agreements	(20,045)	(161,254)	(82,745)
Proceeds received from unsecured notes offering	—	—	13,557
Proceeds received from unsecured promissory note	42,525	6,500	—
Principal repayment on unsecured promissory note	(36,500)	(6,500)	—
Borrowings under bridge facility	—	19,900	—
Bridge facility repayments	—	(20,000)	—

Proceeds from the issuance of Series B preferred stock through public offering, net of offering costs	210,738	140,446	8,599
Proceeds from the issuance of Series C preferred stock through public offering, net of offering costs	1,868	—	—
Proceeds received from mortgages payable	—	—	416
Principal repayments on mortgages payable	(32,125)	(240)	(22)
Payments for taxes related to net share settlement of stock-based compensation	(1,560)	(1,154)	(797)
Dividends paid to common stockholders	(35,349)	(34,845)	(47,950)
Dividends paid to Series A preferred stockholders	(3,496)	(3,496)	(3,496)
Dividends paid to Series B preferred stockholders	(22,893)	(8,003)	(80)
Distributions to redeemable noncontrolling interests in the OP	(10,077)	(10,077)	(12,092)
Net cash used in financing activities	(317,158)	(995,417)	(776,596)

Net increase (decrease) in cash, cash equivalents, and restricted cash	27,301	(9,596)	(3,698)
Cash, cash equivalents and restricted cash, beginning of year	7,053	16,649	20,347
Cash, cash equivalents and restricted cash, end of year	34,354	7,053	16,649

Supplemental Disclosure of Cash Flow Information
Interest paid	38,994	42,560	51,337
Supplemental Disclosure of Noncash Investing and Financing Activities
Adjustment to loans, held for investment, net on deconsolidation of real estate	—	—	36,022
Adjustment to real estate investments, net on deconsolidation of real estate	—	—	(185,732)
Adjustment to accrued interest and dividends on deconsolidation of real estate	—	—	2,049
Adjustment to accounts receivable and other assets on deconsolidation of real estate	—	—	(799)
Adjustment to mortgages payable, net on deconsolidation of real estate	—	—	89,012
Adjustment to accounts payable and accrued liabilities on deconsolidation of real estate	—	—	705
Adjustment to accrued interest payable on deconsolidation of real estate	—	—	1,087
Adjustment to noncontrolling interest in subsidiary on deconsolidation of real estate	—	—	64,434
Adjustment to retained earnings on deconsolidation of real estate	—	—	1,490
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	—	—	(297)
Increase in dividends payable upon vesting of restricted stock units	1,898	1,975	1,081
Consolidation of mortgage loans and bonds payable held in variable interest entities	—	1,276,923	—
Consolidation of noncontrolling interest in CMBS variable interest entities	(3,255)	3,255	—
Deconsolidation of mortgage loans and bonds payable held in variable interest entities	—	(2,327,220)	(448,396)
Adjustment to loans, held for investment, net on consolidation of real estate	(8,973)	—	(9,685)
Adjustment to real estate investments, net on consolidation of real estate	42,905	—	69,000
Adjustment to accounts receivable and other assets on consolidation of real estate	190	—	445
Adjustment to mortgages payable, net on consolidation of real estate	(42,651)	—	(63,084)
Adjustment to accrued interest payable on consolidation of real estate	(228)	—	(972)
Adjustment to accounts payable and accrued liabilities on consolidation of real estate	(1,013)	—	(2,436)
Conversion of paid-in-kind interest into Series E Preferred Stock	—	10,013	—

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage real estate investment trust (a "REIT") incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial and life science sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2025, the Company holds approximately 86.56% of the common limited partnership units in the OP (“OP Units”) which represents 100.00% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).

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

The Company is externally managed by NexPoint Real Estate Advisors VII, L.P. (the “Manager”) through a management agreement dated February 6, 2020 and amended as of July 17, 2020 and November 3, 2021, that renewed on February 6, 2026 for a one-year term and is automatically renewed for successive one-year terms thereafter unless earlier terminated (as amended, the “Management Agreement”), by and between the Company and the Manager. The Manager conducts substantially all of the Company’s operations and provides asset management services for its real estate investments. The Company expects it will only have accounting employees while the Management Agreement is in effect. All of the Company’s investment decisions are made by the Manager, subject to general oversight by the Manager’s investment committee and the Company’s board of directors (the “Board”). The Manager is wholly owned by our Sponsor.

The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. The Company intends to achieve this objective primarily by originating, structuring and investing in our target assets. The Company concentrates on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial and life science sectors predominantly in the top 50 MSAs. Through active portfolio management the Company seeks to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Other than described below pertaining to the adoption of the new accounting pronouncement, there have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2025.

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

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of December 31, 2025, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.

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

CMBS Trusts

The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of, those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impact the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the nine CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche. The subordinate tranche includes the controlling class, and has the ability to remove and replace the special servicer. The portion of the controlling class not owned by the Company is classified as noncontrolling interest in CMBS variable interest entities.

On the Consolidated Balance Sheets as of December 31, 2025 and 2024, the Company consolidated each of the Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

Investment in Subsidiaries

The Company conducts its operations through the OP, which directly or through a subsidiary, acts as the general partner of the Subsidiary OPs. The Subsidiary OPs own investments through limited liability companies that are SPEs which own investments directly. The OP is the sole member of the Mezz LLC, which owns investments directly. The OP has three classes of OP Units: Class A, Class B and Class C. Class A OP Units and Class B OP Units each have 50% of the voting power of the OP Units and Class C OP Units have no voting power. Each Class A OP Unit, Class B OP Unit and Class C OP

Unit otherwise represents substantially the same economic interest in the OP. The Company is the majority limited partner of the OP in terms of economic interests, holding approximately 86.56% of the OP Units in the OP as of December 31, 2025 which represent 100% of the Class A OP Units, and the OP GP must generally receive approval of the Board to take any actions. As such, the Company consolidates the OP. The Company consolidates the SPEs in which it has a controlling financial interest, as well as any VIEs where it is the primary beneficiary. All of the investments the SPEs own are consolidated in the consolidated financial statements. Generally, the assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company notwithstanding equity pledges various lenders may have in certain entities or guarantees provided by certain entities. As of December 31, 2025, there are no outstanding redeemable noncontrolling interests issued by the Subsidiary OPs.

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

Purchase Price Allocation

The Company considers the acquisition of real estate investments as asset acquisitions. Upon acquisition of a property, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations. Acquisition costs are capitalized in accordance with FASB ASC 805

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 6), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The fair value of land is estimated using valuation techniques appropriate for the specific property type, including the sales comparison approach, which reflects publicly available comparable land sales used to determine the fair value of land. The fair value of building assets is estimated using valuation methods that include a replacement cost new less depreciation approach and a residual value derived from a discounted cash flow analysis. These approaches reflect the estimated cost to replace the asset, adjusted for depreciation, as well as the building’s contribution to the property’s income generating potential. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed. The Company allocates the purchase consideration to land, building, intangible lease assets, and other assets based on their relative fair values as part of the overall purchase price allocation.

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

Realized Gain (Loss) on Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Operations with respect to the investment sold at the time of the sale

Dividend Income - Dividends and other corporate actions are recorded on the ex-dividend date except for certain foreign corporate actions, which are recorded as soon after ex-dividend date as such information becomes available and is verified.

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

Expense Recognition

Interest expense, in accordance with the Company’s financing agreements, is recorded on the accrual basis. General and administrative expenses are expensed as incurred. Management fees include the fees paid to our Manager pursuant to the Management Agreement.

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

We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses for the portfolio on a collective basis (“collective ACL”), for loans that share similar risk characteristics, at the individual loan level, for our loan portfolio. The calculation is applied at the loan level. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The forecasting methods used by the Company for determining the collective ACL include a probability of default and loss given default method utilizing a widely used third-party analytical model with historical loan loss data for CMBS/Commercial Real Estate (“CRE”) loans from 1998 to 2025. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. Within this dataset, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance, and origination loan-to-value, or LTV. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) determination of relevant historical loan loss data sets over an observable period and (iii) selection and weighting of macroeconomic forecasts over the relevant time period. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product ("GDP"), unemployment rate, federal funds target rate and core personal consumption expenditure ("CPR") among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is determined based on the Company’s assessment of macroeconomic forecast scenarios and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss experience, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed. The Company has determined that economic forecasts used in our CECL model can be reasonable and supportable over four quarters as it provides enough time to account for the expected changes of the economic conditions and the performance of the underlying assets. Beyond the Company’s reasonable and supportable forecast period, the Company immediately reverts to historical loss information derived from the CRE data set. The Company considers an immediate reversion period appropriate in the CECL model because it provides a suitable balance between the stability of historical data and the flexibility to account for changing market conditions.

Individual Allowance for Credit Losses

In certain circumstances, we may determine that a loan is no longer suited for the model because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, and/or (iv) recovery of our loan may occur at an amount below our loan’s carrying value. We may instead elect to employ different methods to estimate an individual allowance for credit losses (“individual ACL”) for collateral dependent assets by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan in accordance with ASC 326, Financial Instruments – Credit Losses and related guidance and fair value the collateral associated with the loans. These valuations require significant judgments and actual losses, if any, could ultimately differ from estimated losses. The Company's collateral-dependent financial assets consist of commercial real estate loans secured by mezzanine positions on the underlying properties. As of December 31, 2025, we individually evaluated three loans with multifamily collateral with an amortized cost of $24.8 million. The increase in the amortized cost basis of collateral-dependent assets secured by multifamily properties was primarily due to the specific credit deterioration and subsequent downgrade of three loans during the period, rather than a general deterioration across the portfolio segment.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to CECL in the same period. The amortized cost basis for loans past due was $0 and $11.0 million of Preferred Equity loans as of December 31, 2025 and 2024, respectively. The amortized cost basis for loans on nonaccrual was $35.9 million, consisting of $12.6 million of Mezzanine Loans and $23.3 million of Preferred Equity loans, and $11.0 million of Preferred Equity loans as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, interest income recognized on a cash basis for loans while they were on nonaccrual status was approximately $0.2 million.

Loan Modifications Pursuant to ASC 326

During the year ended December 31, 2025, there was a modification in the form of term extension for one of the preferred interest loans experiencing financial difficulties. The modification did not result in any impact to amortized cost basis of loans receivable or interest income. The modified loan matured on November 11, 2025. The modification involves extending the contractual maturity date to provide additional time for repayment without reducing the principal balance or interest rate. The extensions were granted after evaluating borrower-specific circumstances and were intended to improve collectability while maintaining the contractual cash flows. During the year ended December 31, 2024, the Company did not have any modifications on loans experiencing financial distress.

The following table summarizes our (provision for) reversal of credit losses for the twelve months ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Balances, January 1,	$(1,377)	$(2,100)	$(678)
Cumulative effective of adoption of ASU 2016-13	—	—	(1,624)
(Provision for) reversal of credit losses	(38,969)	723	(4,299)
Reversal of individual reserve of credit losses	5,605	—	4,501
Balances, December 31,	$(34,741)	$(1,377)	$(2,100)

The following table summarizes our expected credit loss reserve for the twelve months ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Collective Reserve	$11,661	$1,377	$2,100
Individual Reserve	23,080	—	—
Total Reserve	$34,741	$1,377	$2,100

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

A loan is written off when it is no longer realizable and/or it is legally discharged. There were no recoveries as of December 31, 2025 and 2024.

The Company estimates expected credit losses over the contractual period for its off-balance sheet credit exposures, which consist primarily of unfunded commitments on revolving lines of credit and term loans. A liability is recorded for the expected credit losses on these commitments when the commitment is not unconditionally cancelable by the Company. The methodology to estimate this liability is broadly consistent with that used for our funded loan portfolio.

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

CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities - CMBS structured pass-through certificates (“CMBS I/O Strips”), multifamily structured credit risk notes ("MSCR Notes") and mortgage backed securities are categorized as Level 2 assets in the fair value hierarchy. CMBS I/O Strips, MSCR Notes and mortgage backed securities are valued using broker quotes. Broker quotes represent the price that an investment could be sold for in a market transaction and represent fair market value. Loans and bonds with quotes that are based on actual trades with a sufficient level of activity on or near the valuation date are classified as Level 2 assets.

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

Stock Warrant Investments - The stock warrants in IQHQ are categorized as a Level 3 asset in the fair value hierarchy. The Company chose to value the IQHQ warrants using the fair value option in accordance with ASC 825-10. See Note 5 for additional disclosures regarding the fair value of these investments.

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

Income Taxes

The Company has elected to be taxed as a REIT. As a result of the Company’s REIT qualification, the Company does not expect to pay U.S. federal corporate level taxes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (“TRS”), which is subject to U.S. federal and applicable state and local corporate income taxes. As of December 31, 2025, the Company believes it is in compliance with all applicable REIT requirements and had no significant taxes associated with its TRS.

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

The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2025 and 2024. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive income (loss).

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

Recent Accounting Pronouncement

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which introduces enhancements to income tax disclosures. The Company adopted this new standard beginning with our Annual Report on

Form 10-K for the year ended December 31, 2025, which did not have a material impact on its consolidated financial statements.

3. Loans Held for Investment, Net

The Company’s investments in mortgage loans, mezzanine loans, preferred equity, promissory notes and revolving credit facilities are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity, promissory notes and revolving credit facilities are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of December 31, 2025 and December 31, 2024, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2025
Mortgage loans, held-for-investment	$118,550	$121,239	9	100.00%	5.31%	1.9
Mezzanine loans, held-for-investment	229,927	220,814	22	43.35%	10.18%	2.6
Preferred equity, held-for-investment	261,175	244,959	20	54.84%	10.92%	2.8
Promissory notes, held-for-investment	15,500	15,459	2	100.00%	13.65%	0.6
Revolving credit facility, held-for-investment	148,600	138,328	1	100.00%	13.50%	2.0
	$773,752	$740,799	54	67.92%	10.40%	2.4

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2024
Mortgage loans, held-for-investment	$260,901	$263,395	10	46.23%	9.99%	2.4
Mezzanine loans, held-for-investment	133,207	134,870	22	78.31%	9.41%	4.4
Preferred equity, held-for-investment	224,423	223,653	16	42.43%	11.92%	2.3
Promissory notes, held-for-investment	4,000	3,992	2	100.00%	14.69%	0.5
Revolving credit facility, held-for-investment	148,600	135,029	1	100.00%	13.50%	3.0
	$771,131	$760,939	51	61.31%	11.15%	2.8

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

For the years ended December 31, 2025 and 2024, the loans held for investment, net and preferred equity portfolio activity was as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Balances, January 1,	$760,939	$1,004,880
Originations	97,753	306,980
Proceeds from principal repayments	(119,085)	(555,485)
PIK distribution reinvested in Preferred Units	32,119	14,486
Amortization of loan premium, net (1)	3,218	(10,645)
(Provision for) reversal of credit losses (2)	(30,840)	723
Reversal of individual reserve of credit losses	5,605	—
Decrease in loans held for investment, net of consolidation of real estate	(8,910)	—
Balances, December 31,	$740,799	$760,939

(1)
Includes net amortization of loan purchase premiums.
(2)
The remaining provision of credit losses of $8.1 million is related to accrued interest on individual reserves.

As of December 31, 2025, and 2024, there were $6.3 million and $8.8 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.

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

	December 31, 2025
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	50	729,529	98.48%
4	1	1,397	0.19%
5	3	9,873	1.33%
	54	$740,799	100.00%

	December 31, 2024
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	49	739,960	97.24%
4	2	20,979	2.76%
5	—	—	—
	51	$760,939	100.00%

Our loan portfolio had a weighted-average risk rating of 3.0 as of December 31, 2025, and 3.0 as of December 31, 2024.

The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
	Number of	Outstanding	Carrying Value by Year of Origination (1)
Risk Rating	Loans	Face Amount	2025	2024	2023	2022	2021	Prior	Total

1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	50	747,367	50,740	265,929	83,312	65,363	35,084	229,101	729,529
4	1	1,500	—	—	—	—	—	1,397	1,397
5	3	24,884	—	—	—	—	9,873	—	9,873
	54	$773,751	$50,740	$265,929	$83,312	$65,363	$44,957	$230,498	$740,799

	December 31, 2024
	Number of	Outstanding	Carrying Value by Year of Origination (1)
Risk Rating	Loans	Face Amount	2024	2023	2022	2021	2020	Prior	Total
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	49	750,031	284,958	94,446	74,658	38,067	19,812	228,019	739,960
4	2	21,100	—	—	8,479	12,500	—	—	20,979
5	—	—	—	—	—	—	—	—	—
	51	$771,131	$284,958	$94,446	$83,137	$50,567	$19,812	$228,019	$760,939

(1)
Represents the date a loan was originated or acquired.
(2)
Balances represent carrying value of the loans net of credit loss reserves.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	December 31, 2025	December 31, 2024
Massachusetts	17.57%	22.68%
Texas	15.22%	16.39%
Georgia	10.41%	8.68%
Florida	8.19%	5.15%
Maryland	7.75%	8.61%
California	5.88%	8.55%
Virginia	5.67%	5.15%
Other (22 and 21 states each at <4%)	29.31%	24.79%
	100.00%	100.00%

* Included in “Other.”

Collateral Property Type	December 31, 2025	December 31, 2024
Multifamily	30.94%	34.57%
Life Science	28.07%	34.98%
Single Family Rental	27.92%	26.57%
Self-Storage	4.49%	2.73%
Marina	4.91%	1.15%
Industrial	3.67%	—%
	100.00%	100.00%

4. CMBS Trusts

As of December 31, 2025, the Company consolidated all of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	December 31, 2025	December 31, 2024
Mortgage loans held in variable interest entities, at fair value	$3,987,281	$4,343,359
Accrued interest receivable	3,339	3,877

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(3,692,390)	(4,029,214)
Accrued interest payable	(2,699)	(3,212)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net interest earned	$23,779	$33,327	$27,035
Realized gain (loss)	(1,906)	10,548	13,592
Unrealized gain (loss)	(9,376)	(7,206)	(2,414)
Change in net assets related to consolidated CMBS variable interest entities	$12,497	$36,669	$38,213

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	December 31, 2025	December 31, 2024
Texas	17.92%	16.54%
Colorado	10.20%	10.99%
California	8.58%	9.26%
Florida	8.30%	7.65%
Washington	7.53%	9.24%
Georgia	5.60%	5.16%
New York	5.27%	4.87%
North Carolina	5.14%	4.74%
Other (28 and 33 states each at <4%)	31.46%	31.55%
	100.00%	100.00%

Collateral Property Type	December 31, 2025	December 31, 2024
Multifamily	100.00%	99.57%
Manufactured Housing	—%	0.43%
	100.00%	100.00%

5. Common and Preferred Stock Investments

Common Stock Investments, at fair value

The Company owns approximately 26.0% of the total outstanding shares of common stock of NSP and thus can exercise significant influence over NSP. NSP is a VIE and the Company has determined that it is not the primary beneficiary of NSP. The investment qualifies to be accounted for using the equity method. However, the Company elected the fair-value option in accordance with ASC 825-10-10 for NSP.

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

The Company owns approximately 6.2% of the total outstanding shares of common stock of the Private REIT as of December 31, 2025 and 2024. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.

The investment in the Private REIT is a Level 3 asset in the fair value hierarchy. As of December 31, 2025 and 2024, the Company valued this investment based on the Private REIT's market approach price of $17.46 and $19.31 per share, respectively.

The following table presents the common stock investments as of December 31, 2025 and 2024, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	42,824	41,963	$24,761	$30,467
Private REIT	4/14/2022	Ground lease	1,394,213	1,394,213	$24,343	$26,922

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

The Company owns approximately 5.9% of the total outstanding common equity of Ridgeview Place and is not proportional to ownership interests. The investments are accounted for under the equity method and classified as Equity method investments.

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

Preferred Stock Investments, at fair value

On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc., a privately held life sciences real estate investment trust. The preferred stock dividend accumulates quarterly at a 15.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 11.8% of the total outstanding shares of preferred stock of the Series D-1 as of both December 31, 2025 and December 31, 2024.

The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of December 31, 2025 and 2024, the Company valued this investment at fair value, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.

On January 2, 2025, the Company invested in the Series E preferred stock ("Series E") of IQHQ, Inc. through the IQHQ Subscription Agreement (as defined in Note 15). The Series E dividend accumulates quarterly at a 16.5% dividend rate per annum. The Series E are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 46.0% of the total outstanding shares of the Series E as of December 31, 2025. The Company valued this investment at fair value, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.

On October 8, 2025, the Company invested in the Series G preferred stock ("Series G") of NSP through the NSP Subscription Agreement (as defined in Note 15). The Series G dividend accumulates quarterly at a 15.0% dividend rate per annum. The Series G are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 95.4% of the total outstanding shares of the Series G as of December 31, 2025.

The investment in the Series G is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of December 31, 2025, the Company valued the investment at cost as there is a continuous offering open.

The following table presents "Preferred stock and warrant investments, at fair value" as of December 31, 2025 and 2024, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	Interest Rate (2)	Maturity Date
Preferred Stock
IQHQ Series D Preferred Stock	11/9/2023	Life Science	18,949	18,949	$18,617	$18,949	15.50%	11/9/2028
IQHQ Series E Preferred Stock	1/2/2025	Life Science	137,013	—	136,115	—	16.50%	N/A
NSP Series G Preferred Stock	10/8/2025	Self - Storage	3,178	—	3,161	—	15.00%	N/A
Warrants
IQHQ, Inc.	5/23/2024	Life Science	55,584,966	13,699,840	141,186	27,400	N/A	N/A

6. Unconsolidated Variable Interest Entities

Unconsolidated VIEs

The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.

As of December 31, 2025, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of December 31, 2025	Relationship as of December 31, 2025
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	26.0%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%	VIE
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	98.0%	VIE
Private REIT	Common Stock	Ground lease	6.2%	VIE
Ridgeview Place	Common Equity	Multifamily	5.9%	VIE
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	79.1%	VIE

As of December 31, 2024, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of December 31, 2024	Relationship as of December 31, 2024
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	25.7%	VIE
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%	VIE
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	98.0%	VIE
Private REIT	Common Stock	Ground Lease	6.3%	VIE
SK Apartments	Common Equity	Multifamily	12.3%	VIE
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	79.1%	VIE

The Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $24.8 million NSP common stock investment. The Company's maximum exposure to loss of value for CAP is the $1.7 million carrying value. The Company's maximum exposure to loss of value for the Private REIT investment is the fair value of the Company's $24.3 million Private REIT common stock investment.

Significant Equity Method Investments

For its annual reporting, the Company assesses and presents summarized financial information for its significant equity method investments in accordance with Rule 8-03(b)(3) of Regulation S-X. The Company reports the financial information on a three-month lag, to align with the availability of investee financials. NSP does not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities. For the year ended December 31, 2025, the Company had one significant equity method investment.

	NSP	Other	Total
Revenues
Rental Income	$91,114	$1,023	$92,137
Net interest income	1,092	—	1,092
Other income	4,088	109	4,197
Total revenues	$96,294	$1,132	$96,294

Expenses
Total Expenses	$80,884	$(1,784)	$79,100

Other income (expense)	(55,392)	—	(55,392)
Total comprehensive income (loss)	$121,786	$(652)	$121,134

7. CMBS Structured Pass-Through Certificates, MSCR Notes and Mortgage Backed Securities

As of December 31, 2025, the Company held 14 CMBS I/O Strips at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties. MSCR Notes are unguaranteed securities designed to transfer to investors a portion of the credit risk associated with eligible multifamily mortgages linked to a reference pool. Mortgage backed securities receive principal and interest on floating-rate loans secured by SFR, multifamily and self-storage properties.

The following table presents the CMBS I/O Strips as of December 31, 2025 (dollars in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,150	Multifamily	2.02%	22.00%	1/25/2030
CMBS I/O Strip	8/6/2020	11,994	Multifamily	2.98%	24.75%	6/25/2030
CMBS I/O Strip	4/28/2021	3,458	Multifamily	1.58%	24.88%	1/25/2030

CMBS I/O Strip	5/27/2021	2,502	Multifamily	3.38%	24.72%	5/25/2030
CMBS I/O Strip	6/7/2021	254	Multifamily	2.31%	36.17%	11/25/2028
CMBS I/O Strip	6/11/2021	1,239	Multifamily	2.01%	35.42%	5/25/2029
CMBS I/O Strip	6/21/2021	577	Multifamily	—%	—%	5/25/2030
CMBS I/O Strip	8/10/2021	1,603	Multifamily	1.89%	25.19%	4/25/2030
CMBS I/O Strip	8/11/2021	998	Multifamily	3.10%	19.91%	7/25/2031
CMBS I/O Strip	8/24/2021	174	Multifamily	2.61%	21.70%	1/25/2031
CMBS I/O Strip	9/1/2021	2,545	Multifamily	1.92%	23.73%	6/25/2030
CMBS I/O Strip	9/11/2021	2,872	Multifamily	2.95%	19.57%	9/25/2031
CMBS I/O Strip	1/16/2025	5,562	Multifamily	5.67%	15.22%	11/25/2034
CMBS I/O Strip	4/24/2025	5,499	Multifamily	5.69%	16.03%	4/25/2034
Total		$40,427		3.41%	21.68%

(1)
Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents the CMBS I/O Strips as of December 31, 2024 (dollars in thousands):

Investment	Investment Date	Carrying Value	Property Type	Interest Rate	Current Yield (1)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,395	Multifamily	2.02%	16.62%	1/25/2030
CMBS I/O Strip	8/6/2020	14,188	Multifamily	2.98%	20.73%	6/25/2030
CMBS I/O Strip	4/28/2021	4,175	Multifamily	1.59%	20.52%	1/25/2030
CMBS I/O Strip	5/27/2021	2,972	Multifamily	3.38%	20.56%	5/25/2030
CMBS I/O Strip	6/7/2021	330	Multifamily	2.31%	27.43%	11/25/2028
CMBS I/O Strip	6/11/2021	1,581	Multifamily	0.61%	9.13%	5/25/2029
CMBS I/O Strip	6/21/2021	1,001	Multifamily	1.2%	19.7%	5/25/2030
CMBS I/O Strip	8/10/2021	1,925	Multifamily	1.89%	20.89%	4/25/2030
CMBS I/O Strip	8/11/2021	1,104	Multifamily	3.10%	17.20%	7/25/2031
CMBS I/O Strip	8/24/2021	199	Multifamily	2.61%	18.42%	1/25/2031
CMBS I/O Strip	9/1/2021	2,947	Multifamily	1.92%	19.72%	6/25/2030
CMBS I/O Strip	9/11/2021	3,162	Multifamily	2.95%	17.01%	9/25/2031
Total		$34,979		2.49%	19.50%

(1)
Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents activity related to the Company’s CMBS I/O Strips, MSCR Notes and mortgage backed securities (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net interest earned	$(78)	$284	$2,905
Change in unrealized gain (loss) on CMBS structured pass-through certificates	2,900	1,925	1,533
Change in unrealized gain (loss) on MSCR Notes	—	(13)	65
Change in unrealized gain (loss) on mortgage backed securities	—	763	467
Total	$2,822	$2,959	$4,970

8. Real Estate Investments, net

On December 31, 2022, the Company acquired a 204-unit multifamily property in Charlotte, North Carolina (Hudson Montford).

On June 4, 2025, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) between NexPoint Montford Investment Co, LLC (a wholly owned subsidiary of the OP, the “Seller”) and NexBank Capital, Inc ("NexBank Capital") to sell all the membership interests of NexPoint Montford, LLC (“Montford subsidiary”). On July 22, 2025 (the “closing date”), in accordance with the MIPA, the Seller sold the membership interests of the Montford subsidiary to NexBank Capital for $60.0 million. Substantially all of the fair value of the disposed membership interests is concentrated in the property that is wholly owned by the Montford subsidiary at the closing date. As such, the Company determined the Montford subsidiary is not a business, and the membership interests represent an in-substance nonfinancial asset consistent with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

The membership interests sold represented 100% of the outstanding equity interests. Following the sale, the Company determined it no longer holds a controlling financial interest in the Montford subsidiary and is no longer the primary beneficiary. The Company deconsolidated the Montford subsidiary (including the property) as of July 22, 2025. Simultaneously with the sale, the Seller, NexBank Capital and the Montford subsidiary entered into an Agreement Regarding Ownership of Bank Accounts, which retained the bank account and its balance, along with all its respective rights, titles and interest in, to, and under, at the Seller. During the year ended December 31, 2025, the Company recognized a gain on deconsolidation of $3.6 million which was recognized in gain on sales of real estate in the consolidated statement of operations.

On October 10, 2023, the Company exercised its right to terminate and replace the existing manager of SPG Alexander JV LLC, which owns a 280-unit multifamily property in Atlanta, Georgia (Alexander at the District).

On December 15, 2025, the Company exercised its right to terminate the manager of Mag & May, which owns a 240-unit multifamily property in Fort Worth, Texas. The Company, through its subsidiaries, holds both preferred and common equity investment in Mag & May. As such, the Company is the primary beneficiary of Mag & May and consolidates the property within our consolidated financial statements. The investment was considered an asset acquisition, and the fair value of the components of the investment as of December 15, 2025 totaled $49.4 million. The total value consisted of $5.1 million of land, $42.9 million of buildings and improvements, $0.7 million of furniture, fixtures, and equipment, and $0.7 million of intangible assets.

As of December 31, 2025, the components of the Company's investments in multifamily properties were as follows (in thousands):

Net Operating Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Alexander at the District	$7,806	$59,854	$—	$643	$1,515	$69,818
Mag & May	5,105	42,907	694	—	705	49,411
Accumulated depreciation and amortization	—	(4,524)	—	—	(826)	(5,350)
Net Operating Real Estate Investments	$12,911	$98,237	$694.00	$643	$1,394	$113,879

As of December 31, 2024, the components of the Company's investments in multifamily properties were as follows (in thousands):

Net Operating Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Hudson Montford	$10,996	$50,204	$—	$—	$1,018	$62,218
Alexander at the District	7,806	59,331	—	2	1,229	68,368
Accumulated depreciation and amortization	—	(7,662)	—	—	(1,088)	(8,750)
Net Operating Real Estate Investments	$18,802	$101,873	$—	$2	$1,159	$121,836

The following table reflects the revenues and expenses for the years ended December 31, 2025, 2024, and 2023, for our multifamily properties (in thousands).

	For the Year Ended December 31,
	2025	2024	2023
Revenues
Rental income	$7,737	$8,715	$4,962
Other income	81	149	182
Total revenues	$7,818	$8,864	$5,144
Expenses
Interest expense	6,316	8,219	3,984
Real estate taxes and insurance	1,199	1,325	862
Property operating expenses	1,805	2,415	1,145
Property general and administrative expenses	408	466	257
Property management fees	230	260	158
Depreciation and amortization	2,944	5,613	2,465
Rate cap (income) expense	(11)	80	(2,045)
Casualty (gain) loss	—	(1)	(148)
Total expenses	$12,891	$18,377	$6,678
Net income (loss) from consolidated real estate owned	$(5,073)	$(9,513)	$(1,534)

9. Debt

The following table summarizes the Company’s financing arrangements in place as of December 31, 2025 (dollars in thousands):

	December 31, 2025
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	258,038	258,038	N/A	(5)	5.53%	0.0	740,359	352,744	336,014	3.8
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	108,220	108,220	7/12/2029		2.69%	1.9	118,550	121,239	121,239	1.9
Mezzanine loans
Freddie Mac	10/20/2020	57,945	57,945	8/1/2031		0.30%	4.3	94,682	98,709	98,709	4.3
Multifamily properties
Argentic	10/10/2023	63,500	63,500	11/6/2026	(6)	8.32%	0.8	N/A	64,467	64,467	0.8
Ullico	12/15/2025	42,000	42,651	10/1/2027		6.31%	1.8	N/A	49,412	49,412	1.8
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,976	4/26/2027	(7)	8.26%	1.3	N/A	N/A	24,342	N/A
Unsecured Financing
Various	10/10/2025	45,000	43,051	10/10/2026	(8)	7.88%	0.8	N/A	N/A	N/A	N/A
Various	4/20/2021	180,000	179,561	5/1/2026	(9)	5.75%	0.3	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	1.8	N/A	N/A	N/A	N/A
Total/weighted average		$771,203	$769,442			5.25%	0.9	$953,591	$686,571	$694,183	3.6

(1)
Weighted-average interest rate using unpaid principal balances.
(2)
Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)
CMBS are shown at fair value on an unconsolidated basis. SFR Loans and mezzanine loans are shown at amortized cost. Multifamily properties and Common stock are shown at fair value.
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
(6)
Debt was assumed upon consolidation of this property and recorded at the outstanding principal amount. The loan was extended to November 6, 2026.
(7)
On February 9, 2026, the Company extended the debt to April 26, 2027.
(8)
On October 10, 2025, the OP issued an aggregate of $45.0 million of 7.875% Senior Unsecured Notes (the "2026 OP Notes"). The OP used a portion of the proceeds to fully repay the OP 7.50% Senior Unsecured Notes
(9)
Debt has a stated maturity of May 1, 2026.

The following table summarizes the Company’s financing arrangements in place as of December 31, 2024 (dollars in thousands):

	December 31, 2024
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreements
CMBS
Mizuho(4)	4/15/2020	243,454	243,454	N/A	(5)	6.49%	—	740,022	360,427	350,379	4.7
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	110,097	110,097	7/12/2029		2.70%	2.8	120,618	124,071	124,071	2.8
Mezzanine loans
Freddie Mac	10/20/2020	59,252	59,253	8/1/2031		0.30%	5.3	96,817	98,597	98,597	5.3
Multifamily properties
CBRE	12/31/2021	32,480	31,964	6/1/2028	(6)	8.06%	3.4	N/A	56,348	56,348	3.4
Argentic	10/10/2023	63,500	63,500	11/6/2025	(7)	8.59%	0.8	N/A	65,488	65,488	0.8
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,869	4/28/2025		8.78%	0.3	N/A	N/A	26,922	N/A
Promissory note
Raymond James	5/20/2024	57,520	56,550	5/20/2025	(8)	10.55%	0.4	140,283	139,324	139,324	2.11
Unsecured Financing
Various	10/15/2020	36,500	36,205	10/25/2025		7.50%	0.8	N/A	N/A	N/A	N/A
Various	4/20/2021	180,000	178,296	5/1/2026		5.75%	1.3	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	2.8	N/A	N/A	N/A	N/A
Total/weighted average		$799,303	$795,688			5.95%	1.4	$1,097,740	$844,255	$861,129	4.2

(1)
Weighted-average interest rate using unpaid principal balances.
(2)
Weighted-average life is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.
(3)
CMBS are shown at fair value on an unconsolidated basis. SFR Loans and mezzanine loans are shown at amortized cost. Multifamily properties and Common stock are shown at fair value.
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
(7)
Debt was assumed upon consolidation of this property and recorded at the outstanding principal amount. The loan was extended on November 6, 2024 for one year.
(8)
Debt was extended from the original loan maturity of November 20, 2024 to May 20, 2025.

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated, July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of December 31, 2025. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of December 31, 2025 and 2024, the outstanding balance on the Credit Facility was $108.2 million and $110.1 million, respectively.

We, through the Subsidiary OPs, have borrowed approximately $258.0 million under our repurchase agreements and posted $740.4 million par value of our CMBS B-Piece and CMBS I/O Strip as collateral as of December 31, 2025. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $326.0 million coming due within 12 months of the financial statement issuance date, primarily due to the 5.75% Notes, which mature on May 1, 2026, the 2026 OP Notes, which mature on October 10, 2026 and a mortgage loan which matures on November 6, 2026.

As of the date of issuance, the Company does not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under the 2026 OP Notes and the mortgage loan and (iii) refinance the 5.75% Notes. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, and its ability to refinance debt. The Company intends to refinance the 5.75% Notes obligation primarily using debt or equity financing before it comes due. In considering whether it is probable the Company will refinance the maturing debt obligation prior to its maturity date, the Company performed a comprehensive assessment including the Company’s historical ability to obtain financing, its creditworthiness based upon current and expected financial performance and leverage levels and current debt market conditions. As a result, the Company has concluded it is probable that the refinancing will be completed prior to the maturity date of the 5.75% Notes. There can be no assurances that financing can be obtained. Management believes these plans by the Company will be sufficient to satisfy the obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As of December 31, 2025, the outstanding principal balances related to the levered senior and mezzanine loans consisted of the following (dollars in thousands):

	Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
	Senior Loans
1	Senior loan	2/11/2020	$28,564	Various	Single-family	Fixed	2.14%	4/1/2026
2	Senior loan	2/11/2020	32,563	Various	Single-family	Fixed	2.70%	11/1/2028
3	Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
4	Senior loan	2/11/2020	6,460	Various	Single-family	Fixed	3.51%	2/1/2028
5	Senior loan	2/11/2020	8,554	Various	Single-family	Fixed	3.30%	10/1/2028
6	Senior loan	2/11/2020	7,606	Various	Single-family	Fixed	3.14%	1/1/2029
7	Senior loan	2/11/2020	5,635	Various	Single-family	Fixed	2.99%	3/1/2029
8	Senior loan	2/11/2020	4,934	Various	Single-family	Fixed	3.14%	12/1/2028
9	Senior loan	2/11/2020	4,620	Various	Single-family	Fixed	2.64%	10/1/2028
	Total		$108,220				2.69%
	Mezzanine Loans
1	Mezzanine loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
2	Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
3	Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
4	Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
5	Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
6	Mezzanine loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
7	Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
8	Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
9	Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
10	Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
11	Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
12	Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
13	Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
14	Mezzanine loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
15	Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
16	Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
	Total		$57,945				0.30%

(1)
Outstanding principal balance represents the total repurchase agreement balance outstanding as of December 31, 2025

As of December 31, 2024, the outstanding principal balances related to our senior loans, which include the SFR Loans and levered mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
Senior Loans
Senior loan	2/11/2020	$28,564	Various	Single-family	Fixed	2.14%	12/1/2025
Senior loan	2/11/2020	33,171	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	7,107	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,657	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,748	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,745	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	5,102	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,719	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$110,097				2.70%
Mezzanine Loans
Mezzanine loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	1,307	Las Vegas, NV	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$59,252				0.30%

(1)
Outstanding principal balance represents the total repurchase agreement balance outstanding as of December 31, 2024.

For the years ended December 31, 2025 and 2024, the activity related to the carrying value of the master repurchase agreements, secured financing agreements and unsecured financing were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Balances as of December 31,	$795,688	$1,268,212
Principal borrowings	99,879	247,606
Principal repayments	(138,911)	(721,943)
Increase in Mortgages Payable in connection with VIE consolidation	42,651	—
Principal repayments on mortgages payable	(32,125)	(240)
Loss on extinguishment of debt	—	488
Accretion of discounts	2,099	1,518
Amortization of deferred financing costs	161	47
Balances as of December 31,	$769,442	$795,688

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2025 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2026 (1)	$288,500	$295,887	$584,387
2027	58,500	—	58,500
2028	—	63,610	63,610
2029	—	35,636	35,636
2030	—	—	—
Thereafter	—	29,070	29,070
	$347,000	$424,203	$771,203

(1)
The transactions in place in the master repurchase agreement with Mizuho have a one-month to two-month tenor and are expected to roll accordingly.

10. Fair Value of Financial Instruments

Derivative Financial Instruments and Hedging Activities

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As of December 31, 2025, there were no derivative instruments held.

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2025 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$31,114	$31,114	$—	$—	$31,114
Restricted cash	3,240	3,240	—	—	3,240
Loans, held-for-investment, net	619,560	—	—	651,395	651,395
Preferred stock investments, at fair value	157,893			157,893	157,893
Common stock investments, at fair value	49,104	—	—	49,104	49,104
Equity method investments	1,714	—	—	1,714	1,714
Mortgage loans, held-for-investment, net	121,239	—	—	119,991	119,991
Accrued interest	54,009	54,009	—	—	54,009
Mortgage loans held in variable interest entities, at fair value	3,987,281	—	3,983,276	4,005	3,987,281
CMBS structured pass-through certificates, at fair value	40,427	—	40,427	—	40,427
Stock warrant investments	141,186	—	—	141,186	141,186
Accounts receivable and other assets	551	551	—	—	551
	$5,207,318	$88,914	$4,023,703	$1,125,288	$5,237,905

Liabilities
Secured financing agreements, net	$176,141	$—	$—	$156,743	$156,743
Master repurchase agreements	258,038	—	—	258,038	258,038
Unsecured notes, net	229,112	—	226,731	—	226,731
Mortgages payable, net	106,151	—	—	103,472	103,472
Accounts payable and other accrued liabilities	13,699	13,699	—	—	13,699
Accrued interest payable	13,795	13,795	—	—	13,795
Bonds payable held in variable interest entities, at fair value	3,692,390	—	3,692,390	—	3,692,390
	$4,489,326	$27,494	$3,919,121	$518,253	$4,464,868

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2024 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$3,877	$3,877	$—	$—	$3,877
Restricted cash	3,176	3,176	—	—	3,176
Loans, held-for-investment, net	497,544	—	—	505,866	505,866
Preferred stock investments, at fair value	18,949			18,949	18,949
Common stock investments, at fair value	57,389	—	—	57,389	57,389
Equity method investments	1,504	—	—	1,504	1,504
Mortgage loans, held-for-investment, net	263,395	—	—	262,037	262,037
Accrued interest	41,208	41,208	—	—	41,208
Mortgage loans held in variable interest entities, at fair value	4,343,359	—	4,343,359	—	4,343,359
CMBS structured pass-through certificates, at fair value	34,979	—	34,979	—	34,979
Stock warrant investments	27,400	—	—	27,400	27,400
Accounts receivable and other assets	1,457	1,184	273	—	1,457
	$5,294,237	$49,445	$4,378,611	$873,145	$5,301,201

Liabilities
Secured financing agreements, net	$235,769	$—	$—	$250,285	$250,285
Master repurchase agreements	243,454	—	—	243,454	243,454
Unsecured notes, net	221,001	—	213,457	—	213,457
Mortgages payable, net	95,464	—	—	92,157	92,157
Accounts payable and other accrued liabilities	9,458	9,458	—	—	9,458
Accrued interest payable	$10,020	$10,020	$—	$—	$10,020
Bonds payable held in variable interest entities, at fair value	4,029,214	—	4,029,214	—	4,029,214
	$4,844,380	$19,478	$4,242,671	$585,896	$4,848,045

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate and terminal capitalization rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

Management elected the fair value option to account for the Company's Level 3 assets as of December 31, 2025 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$24,761	Discounted cash flow	Terminal cap rate	5.00%% - 5.50%	5.25%
			Discount rate	7.00% - 9.00%	8.00%
NSP Series G Preferred Stock	$3,161	Transaction Indication of Value	Cost price
IQHQ Series D Preferred Stock	$18,616	Discounted cash flow	Discount rate	15.50% - 17.50%	16.00%
IQHQ Series E Preferred Stock	$136,115	Discounted cash flow	Discount rate	16.01% - 17.51%	16.76%
Private REIT	$24,343	Market approach	NAV per share multiple	0.85 - 1.05x	0.95	x
FREMF 2020-KF81 C	$4,005,397	Market approach	Fair value of the collateral/appraisals		187,000
IQHQ Warrants	$141,186	Market approach (2)	Marketability discount	27.50% - 48.50%	38.00%

(1)
Averages are weighted based on the fair value of the related instrument.

(2)
Change in valuation technique as a result of transitioning to third party report

The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of December 31, 2024 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$30,467	Discounted cash flow	Terminal cap rate	5.00%% - 5.50%	5.25%
			Discount rate	8.00% - 8.50%	8.25%
IQHQ Series D Preferred Stock	$18,949	Discounted cash flow	Discount rate	11.00% - 12.00%	11.50%
Private REIT	$26,922	Market approach	NAV per share multiple	1.00 - 1.15x	1.08	x

(1)
Averages are weighted based on the fair value of the related instrument.

The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the year ended December 31, 2025:

	Balances as of December 31, 2024	Additions	Change in Unrealized Gains/(Losses)	Balances as of December 31, 2025
NexPoint Storage Partners	$30,467	534	$(6,240)	$24,761
Private REIT	26,922	—	(2,579)	24,343
IQHQ Series D Preferred Stock	18,949	—	(332)	18,617
IQHQ Series E Preferred Stock	—	81,657	54,458	136,115
NSP Series G Preferred Stock	—	3,161	—	3,161
IQHQ Warrants	27,400	55,356	58,430	141,186

The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the year ended December 31, 2024:

	Balances as of December 31, 2023	Additions	Change in Unrealized Gains/(Losses)	Balances as of December 31, 2024
NexPoint Storage Partners	$33,129	$—	$(2,662)	$30,467
Private REIT	28,400	—	(1,478)	26,922
IQHQ Series D Preferred Stock	14,776	3,506	667	18,949

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP, the 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") and the 8.00% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock") have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the fair value of the Company’s common stock at the redemption date, and therefore, are calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP, the Series B Preferred Stock and the Series C Preferred Stock are classified as Level 2 if they are adjusted to their redemption value. As of December 31, 2025, the redeemable noncontrolling interests in the OP, the Series B Preferred Stock and the Series C Preferred Stock are valued at their carrying value on the Consolidated Balance Sheets. As of December 31, 2024, the redeemable noncontrolling interests in the OP and the Series B Preferred Stock are valued at their carrying value on the Consolidated Balance Sheets.

11. Stockholders’ Equity

Common Stock

During the year ended December 31, 2025, the Company issued 260,699 shares of common stock, par value of $0.01 per share (the "common stock") pursuant to the NexPoint Real Estate Finance 2020 Long Term Incentive Plan (as amended and restated, the "LTIP").

As of December 31, 2025, the Company had 18,574,101 shares of common stock issued and outstanding.

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

On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering") of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share. On October 1, 2025, the Company increased the number of authorized, classified and offered shares of its Series B Preferred Stock by 1,200,000 for a total of 17,200,000 shares of Series B Preferred Stock authorized for issuance. As of December 31, 2025, the Company has issued 16,186,525 shares of Series B Preferred Stock for gross proceeds of $395.6 million before deducting selling commissions and dealer manager fees of approximately $31.5 million. The Series B Preferred Stock has a $25.00 per share liquidation preference. The Company completed the final close for Series B Preferred Offering on December 5, 2025, prior to selling all of the authorized shares. During the year ended December 31, 2025, Series B Preferred stockholders redeemed 85,336 shares of Series B Preferred Stock.

On November 4, 2025, the Company announced the launch of a continuous public offering (the “Series C Preferred Offering”) of up to 8,000,000 shares of its Series C Preferred Stock at a price to the public of $25.00 per share. As of December 31, 2025, the Company has issued 80,412 shares of Series C Preferred Stock for gross proceeds of $2.0 million before deducting selling commissions and dealer manager fees of approximately $0.2 million. The Series C Preferred Stock has a $25.00 per share liquidation preference. The Company expects that the Series C Preferred Offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the Series C Preferred Offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended or terminated by the Board in its sole discretion. The Board may elect to terminate the Series C Preferred Offering at any time. As of December 31, 2025, zero shares of Series C Preferred Stock have been redeemed.

On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Board extended the Share Repurchase Program for an additional two-year period set to expire on February 24, 2027. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of December 31, 2025.

Long Term Incentive Plan

On January 31, 2020, the NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the"Original LTIP") was approved and on May 7, 2020, the Company filed a registration statement on Form S-8 registering 1,319,734 shares of common stock, which the Company may issue pursuant to the Original LTIP.

On January 26, 2024, the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “Amended and Restated LTIP” and, together with the Original LTIP, the “LTIP”) was approved and on January 30, 2024, the Company filed a registration statement on Form S-8 registering an additional 2,308,000 shares of common stock, which the Company may issue pursuant to the Amended and Restated LTIP. The LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

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

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of December 31, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding December 31, 2024	920,076		$15.81
Granted	482,772		14.66
Vested	(363,852)	(1)	16.48
Forfeited	(13,390)		14.63
Outstanding December 31, 2025	1,025,606		$15.15

(1)
Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 260,699 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for restricted stock units as of December 31, 2025, is as follows:

	Shares Vesting
	February	March	April	June	Total
2026	51,950	105,667	232,475	—	390,092
2027	112,419	105,664	86,945	—	305,028
2028	112,414	105,665	—	—	218,079
2029	112,407	—	—	—	112,407
Total	389,190	316,996	319,420	—	1,025,606

As of December 31, 2025, total unrecognized compensation expense on restricted stock unit awards was approximately $10.7 million, and the expense is expected to be recognized over a weighted average vesting period of 1.2 years.

At-The-Market-Offering

On March 15, 2022, the Company, the OP and the Manager entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with each of Raymond James & Associates, Inc., Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co. Incorporated and Virtu Americas LLC (collectively, the “Sales Agents”), pursuant to which the Company could issue and sell from time to time shares of the Company's common stock and Series A Preferred Stock having an aggregate sales price of up to $100.0 million (the “ATM Program”). The Equity Distribution Agreements provided for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale.

Sales of shares of common stock or Series A Preferred Stock under the ATM Program, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) including, without limitation, sales made by means of ordinary brokers' transactions on the New York Stock Exchange (“NYSE”), to or through a market maker at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices based on prevailing market prices.

The following table contains summary information of the ATM Program since its inception through December 31, 2025:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	11,498,589
Average Price Per Share, net	$21.62

OP Unit Redemptions

At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On December 30, 2025, 852,273 OP Units were redeemed and issued into 852,273 shares of the Company's common stock. As of December 31, 2025, the Company had issued 9,601,008 shares of the Company's common stock to redeeming unitholders.

12. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding and excludes any unvested restricted stock units issued pursuant to the LTIP.

Diluted earnings per share is computed by adjusting basic earnings per share for the dilutive effect of the assumed vesting of restricted stock units. Additionally, the Company includes the dilutive effect of the potential redemption of OP Units for common shares in accordance with the third amended and restated limited partnership agreement of the OP (as amended, the "OP LPA"). The Company also includes the assumed conversion of the Series B Preferred Stock and Series C Preferred Stock using the if-converted method. During periods of net loss, the assumed vesting of restricted stock units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to common stockholders	$75,676	$17,693	$10,399

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	18,046	6,770	4,765
Net income attributable to Series B preferred stockholders	25,912	8,003	80
Net income attributable to Series C preferred stockholders	13	—	—
Net income (loss) for diluted computations	$119,647	$32,466	$15,244

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	17,673	17,402	17,199
Average number of common shares from assumed vesting of unvested restricted stock units	278	908	740
Average number of common shares from assumed conversion of OP Units	5,034	5,038	5,038
Average number of common shares from assumed conversion of Series B Preferred Stock	18,991	5,798	24
Average number of common shares from assumed conversion of Series C Preferred Stock	35	—	—
Average number of common shares outstanding - diluted	42,011	29,146	23,001
Earnings per weighted average common share:
Basic	$4.28	$1.02	$0.60
Diluted (1)	$2.85	$1.02	$0.60

(1)
Diluted EPS calculations were higher than basic EPS and thus anti-dilutive for the years ended December 31, 2024 and 2023, respectively. As such, the Company is presenting diluted EPS as equal to basic EPS for the years ended December 31, 2024 and 2023, respectively.

13. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

Interests in the OP held by limited partners are represented by OP Units. As of December 31, 2025 and 2024, the Company holds the majority economic interests in the OP. Net income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted-average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to OP Units in accordance with the terms of the partnership agreement of the OP. Each time the OP distributes cash to the Company, limited partners of the OP receive their pro-rata share of the distribution. Redeemable noncontrolling interests in the OP have a redemption feature and are marked to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests in the OP.

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

The Cash Amount is defined in the OP LPA as the greater of the most recent NAV of the Company as determined by our Board and the volume-weighted average price of the Company’s common stock, which because the Company’s common stock is listed on the NYSE will be calculated for the ten consecutive trading days (the “Ten Day VWAP”) immediately preceding the date on which the general partner of the OP receives a notice of redemption from the limited partner, or the first business day thereafter (the “Valuation Date”). The Ten Day VWAP calculated based on a Valuation Date of December 31, 2025 was $13.97, and there were 4,186,109 OP Units outstanding other than those held by the Company. Assuming that (1) the Ten Day VWAP exceeded the NAV, (2) all OP unitholders exercised their right to cause the OP to redeem all of their OP Units with a Valuation Date of December 31, 2025, and (3) the Company then elected to purchase all of the OP Units by paying the Cash Amount, the Company would have paid $58.5 million in cash consideration to redeem the OP Units.

On September 8, 2021, the general partner of the OP executed the OP LPA for the purposes of creating a board of directors of the OP (the “Partnership Board”) and subdividing and reclassifying the outstanding OP Units into Class A, Class B and Class C OP Units. The OP LPA generally provides that the newly created Class A OP Units and Class B OP Units each have 50.0% of the voting power of the OP Units, including with respect to the election of directors to and removal of directors from the Partnership Board, and that the Class C OP Units have no voting power. The reclassification of the OP Units did not have a material effect on the economic interests of the holders of OP Units. In connection with the adoption of the OP LPA, the OP Units held by the Company were reclassified into Class A OP Units, the OP Units held by a subsidiary of NexPoint Diversified Real Estate Trust were reclassified into Class B OP Units and the remaining OP Units were reclassified into Class C OP Units. As of December 31, 2025, the Company owns 86.56% of the OP Units representing 100% of the Class A OP Units.

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

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Redeemable noncontrolling interests in the OP, January 1,	$86,164	$89,471	$96,501
Adjustment to redeemable noncontrolling interest in the OP on deconsolidation of real estate	—	—	297
Net income attributable to redeemable noncontrolling interests in the OP	18,046	6,770	4,765
Redemption of redeemable noncontrolling interests in the OP	(11,898)	—	—
Distributions to redeemable noncontrolling interests in the OP	(10,077)	(10,077)	(12,092)
Redeemable noncontrolling interests in the OP, December 31,	$82,235	$86,164	$89,471

The tables below present the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”), as the OP Units and SubOP Units held by the Company are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
December 31, 2025	18,574,101	4,186,109	22,760,210
December 31, 2024	17,461,129	5,038,382	22,499,511

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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the years ended December 31, 2025, 2024, and 2023, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $2.7 million in 2024 for an aggregate of $12.7 million of contributions as of December 31, 2025. The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5% and has a maturity date of May 1, 2030.

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

OP Unit Redemptions

At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. On December 30, 2025, 852,273 OP Units were redeemed and issued into 852,273 shares of the Company's common stock. As of December 31, 2025, the Company had issued 9,601,008 shares of the Company's common stock to redeeming unitholders. See Note 11.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.50% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the years ended December 31, 2025, 2024, and 2023, operating expenses did not exceed the Expense Cap.

For the years ended December 31, 2025, 2024, and 2023 the Company incurred management fees of $6.8 million, $3.9 million, and $3.3 million, respectively.

NSP Guaranty

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NexPoint Diversified Real Estate Trust, Highland Income and Opportunities Fund and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of December 31, 2025. As of December 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends was $15.0 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.90% of the guaranteed amount equal to $12.9 million.

NexPoint Storage Series G Preferred Stock

On October 8, 2025, the Company, through the OP, purchased 3,178,286 shares of Series G of NSP for an aggregate purchase price of approximately $3.2 million.

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

Unsecured Notes Issuance

On October 10, 2025, the OP issued an aggregate of $45.0 million of the 2026 OP Notes, pursuant to a note purchase agreement by and among the OP, the Company, the Manager, OSL and Bluerock Total Income + Real Estate Fund ("Bluerock"). The 2026 OP Notes are due October 10, 2026, with two six-month extension options in the sole discretion of the OP, subject to an extension fee.

Elysian at Hughes Center

On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). Effective January 1, 2023, the Company restructured this investment such that it does not meet the requirements for consolidation under ASC 810 – Consolidation and has been deconsolidated herein as of January 1, 2023 and presented as a preferred equity investment. As of December 31, 2022, the Company owned a preferred equity investment and indirect common equity interests in Elysian at Hughes Center, which resulted in the consolidation at year end. However, the common equity interests have been transferred to the Asset Manager in exchange for $54,000 and a guarantee of payments due to the Company in respect of its preferred equity investment. Following the transfer of the common equity interests, the Company no longer is the primary beneficiary of the Trust and as such does not consolidate it. Management determined the fair value of the preferred equity investment using a market approach and performing a benchmarking analysis to comparable transactions. As of December 31, 2025, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.4 million.

Series B Preferred Stock Offering

On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Series B Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Series B Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series B Selling Commissions and may reallow a portion of the Series B Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series B Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. On October 1, 2025, the Company increased the size of the Series B Preferred Stock offering to 17,200,000 shares for gross proceeds of $430.0 million. The Company completed the last close for the Series B Preferred Stock offering on December 5, 2025. As of December 31, 2025, the Company has issued 16,186,525 shares of Series B Preferred Stock for gross proceeds of $395.6 million and paid the Dealer Manager $19.4 million Series B Selling Commissions and $9.5 million Series B Dealer Manager Fees. During the year ended December 31, 2025, Series B Preferred stockholders redeemed 85,336 shares of Series B Preferred Stock. See Note 11.

Series C Preferred Stock Offering

On November 4, 2025, the Company announced the launch of the Series C Preferred Offering. The Dealer Manager serves as the Company's dealer manager in connection with the Series C Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series C Preferred Stock offered in the Series C Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series C Preferred Stock in the Series C Preferred Offering (“Series C Selling Commissions”) and (ii) a dealer manager fee of 2.3% of the gross proceeds from sales of Series C Preferred Stock in the Series C Preferred Offering (the “Series C Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series C Selling Commissions and may reallow a portion of the Series C Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series C Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended or terminated by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of December 31, 2025, the Company has issued 80,412 shares of Series C Preferred Stock for gross proceeds of $2.0 million and paid the Dealer Manager $0.1 million Series C Selling Commissions and less than $0.1 million Series C Dealer Manager Fees.

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

SFR OP issued a note (the “SFR OP Note II”) to the Company on July 10, 2024 with a maximum commitment of $5.0 million. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP

Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through the REIT Sub, extended the maturity date to July 10, 2026. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million and $2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of December 31, 2025.

VineBrook Homes Mortgage Backed Securities

On February 29, 2024, the Company, through one of the Subsidiary OPs, purchased approximately $49.2 million aggregate principal amount of the Class A, E1, and E2 tranches of the VINEB 2024 SFR1 CMBS indirectly through placement agents from VineBrook Homes Borrower 2, LLC, an indirect subsidiary of VineBrook Homes Trust, Inc. which is advised by an affiliate of the Manager, at a blended price equal to 90.2% of par value. On March 1, 2024, the Company, through one of the Subsidiary OPs, borrowed approximately $35.8 million through the existing repurchase agreement. The loans bear interest at a rate of 1.0%, 1.6%, and 1.6% over SOFR, respectively. On May 8, 2024, the Company sold $30.0 million aggregate principal amount of the Class A tranche of VINEB 2024-SFR1 for net loss of $0.4 million. On September 27, 2024, the Company sold $6.7 million aggregate principal amount of the E2 tranche of the VINEB 2024 SFR1 for net proceeds of $2.2 million. On November 14, 2024, the Company sold $9.5 million aggregate principal amount of the E1 tranche of the VINEB 2024 SFR1 for net proceeds of $2.5 million.

Resmark Sales

In 2024, the Company, through one of the Subsidiary OPs, sold an aggregate of $7.75 million of preferred equity investments in RFG Preferred, LLC to VineBrook Homes Operating Partnership, L.P., the operating partnership of VineBrook Homes Trust, Inc., which is advised by an affiliate of our Manager (the "VB OP").

In 2024, the Company, through one of the Subsidiary OPs, sold an aggregate of $7.75 million of preferred equity investments in RTB Preferred, LLC to VB OP.

IQHQ Transactions

On May 10, 2024, the Company, through NREF OP IV, L.P. ("OP IV") along with entities advised by affiliates of our Manager or that may be deemed an affiliate of the Manager through common beneficial ownership, entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned the right to fund up to specified amounts in the Alewife Loan (as defined in Note 15). Effective January 2, 2025, the Company, through OP IV, along with an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which OP IV assigned a portion of its interest in the Alewife Loan for cash and increased the specified amounts such entity had the right to fund in the Alewife Loan. See Note 15 for additional information.

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

NexBank Loan

On April 29, 2024, the Company, through the OP, entered into a loan agreement with NexBank, as lender, providing for a loan in the aggregate principal amount of $10.0 million (the “NexBank Loan”). The NexBank Loan bears interest at the rate which is the higher of (i) One Month Term Secured Overnight Financing Rate plus 4.2% per annum or (ii) 8.26% per annum, which is interest only during the term of the NexBank Loan and initially matured on April 28, 2025, with the OP having two 364-day extension options, which may be exercised at the OP’s sole discretion. The Company exercised one of the extension options which brings the maturity date to April 27, 2026. As of December 31, 2025, the outstanding balance of the loan is $10.0 million.

The NexBank Loan is secured by certain equity interests held by the OP and is guaranteed by the Company. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained therein, defaults in payments under any other security instrument, and bankruptcy or other insolvency events. A director and executive officer of the Company is a director of the holding company of NexBank, directly owns a minority of the common stock of NexBank and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.

Capital Acquisitions Partners, LLC

The Company owns approximately 79.1% of total outstanding membership interests of CAP. The remaining ownership is held by NexPoint Real Estate Opportunities, LLC, a wholly owned subsidiary of NexPoint Diversified Real Estate Trust ("NXDT"), an entity advised by an affiliate of the Manager. See Note 5 for additional information.

15. Commitments and Contingencies

Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

Mercado Commitments

On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $1.9 million was unfunded as of December 31, 2025. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of December 31, 2025. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:

•
0% to the Company and 100% to issuer up to a 20% IRR
•
10% to the Company and 90% to issuer thereafter

Resmark Commitments

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which has been fully funded as of December 31, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of December 31, 2025.

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of December 31, 2025. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of December 31, 2025.

SFR OP Promissory Note II Commitments

SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub, extended the maturity date to July 10, 2026 and increased the maximum amount available under the SFR OP Note II to $15.0 million. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million and $2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of December 31, 2025.

Beacon - Self Storage Commitments

On August 1, 2025, the Company, through one of the Subsidiary OPs, committed to fund $10.0 million for a storage facility in Wappinger, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9%, which is payable in kind, with a maturity date of August 1, 2026. As of December 31, 2025, the Company has an unfunded commitment balance of $6.3 million.

Rockville - Self Storage Commitments

On October 23, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.0 million for a storage facility in Rockville, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9%, which is payable in kind, with a maturity date of October 23, 2030. As of December 31, 2025, the Company has an unfunded commitment balance of $6.6 million.

Hialeah - Small Bay Commitments

On December 10, 2025, the Company, through one of the Subsidiary OPs, committed to fund $28.0 million for an industrial facility in Hialeah, FL pursuant to a preferred equity agreement. The loan bears interest at 11%, with a maturity date of December 10, 2030. As of December 31, 2025, the Company has an unfunded commitment balance of $5.5 million.

Park Phase - Preferred Commitments

On December 30, 2025, the Company, through one of the Subsidiary OPs, committed to fund $17.4 million for a multifamily property in Chapel Hill, NC pursuant to a preferred equity agreement. The loan bears interest at 14%, with a maturity date of December 30, 2029. As of December 31, 2025, the Company has an unfunded commitment balance of $17.4 million.

Alewife Holdings Loan Commitments

On January 26, 2024, the Company, through OP IV, along with OSL, an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into a Mezzanine Loan and Security Agreement (the "Alewife Loan") whereby it made a loan in the maximum principal amount of up to $218.0 million to IQHQ-Alewife Holdings, LLC ("Alewife Holdings"), which is solely owned by IQHQ, L.P. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, who is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P. The loan is secured by a first mortgage with a first lien position and other security interests.

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

On September 30, 2025, the Alewife Loan was bifurcated into a (i) a senior mortgage loan in the maximum principal sum of $85.0 million (the "Alewife Senior Loan") and (ii) a mezzanine loan in the maximum principal sum of $133.0 million (the "Alewife Mezzanine Loan"). The Alewife Senior Loan was deemed fully funded, with the Company holding 73.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $62.5 million, and OSL holding 26.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $22.5 million. On September 30, 2025 the Company and OSL sold the Alewife Senior Loan. The Company's prior fundings of $102.0 million of the Alewife Loan were deemed fundings of the Alewife Mezzanine Loan, with the Company holding 100% of the Alewife Mezzanine Loan at closing. The Alewife Mezzanine Loan is secured by an equity pledge by Alewife Holdings of its equity interest in Alewife Member and an equity pledge by Alewife Member of its equity interest in Alewife. The Company's expected maximum commitment under the Alewife Loan is $133.0 million, of which $25.3 million was unfunded as of December 31, 2025.

IQHQ Revolving Credit Facility, Series E and Warrant

On May 23, 2024, NexPoint Bridge Investor I, LLC ("Bridge Investor I"), an entity owned by an affiliate of the Manager, entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement (“Bridge Purchase Agreement”) whereby IQHQ, L.P. issued and sold to Bridge Investor I a Secured Convertible Promissory Note (“IQHQ Promissory Note”) with a purchase commitment of $150.0 million The IQHQ Promissory Note bore interest at 16.5%, which was payable in kind, and matured on May 23, 2025. The IQHQ Promissory Note would automatically convert into Series E of IQHQ, Inc. upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Bridge Purchase Agreement, IQHQ Holdings, L.P. (“IQHQ Holdings”) also issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Bridge Warrant”). The IQHQ Bridge Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Bridge Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation.

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

On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock entered into a Revolving Credit Agreement (the “IQHQ Revolving Loan”) whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150 million of the principal amount of the IQHQ Promissory Note and the full $150 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025 is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of December 31, 2025, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, with an unfunded commitment balance of $20.0 million.

In connection with the IQHQ Revolving Loan, on December 31, 2024, Bridge Investor I entered into a Subscription Agreement (“IQHQ Subscription Agreement”) whereby Bridge Investor I committed to purchase $160.1 million of Series E of IQHQ, Inc. Pursuant to the IQHQ Subscription Agreement, the full $10.1 million of the interest accrued on the IQHQ Promissory Note was substituted and exchanged for a deemed funding of $10.1 million under the IQHQ Subscription Agreement. In connection with the IQHQ Subscription Agreement, on December 31, 2025, Bridge Investor I also entered into a Warrant Purchase Agreement (the “IQHQ Warrant Purchase Agreement”) whereby IQHQ Holdings issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Series E Warrant”). The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Series E Warrant is exercisable, in whole or in part, at any time, for ten years, unless there is an earlier change of control, initial public offering or liquidation.

In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the Company, through certain subsidiaries, along with the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the Series E of IQHQ, Inc. commitment and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, NXDT OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, would be required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay the Company or NXDT OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to the Company or NXDT OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement.

IQHQ Holdings is the sole common stockholder of IQHQ, Inc., and the IQHQ Participating Purchasers own common equity and stock warrants to purchase common equity in IQHQ Holdings and/or IQHQ, L.P. The Company has stock warrants to purchase common equity in IQHQ Holdings and has an ownership interest in the Series D-1 preferred stock and the Series E in IQHQ, Inc., which is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.

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

As of December 31, 2025, the Company's has an unfunded commitment balance of $23.0 million under the IQHQ Subscription Agreement.

The table below shows the Company's unfunded commitments by investment type as of December 31, 2025 and December 31, 2024 (in thousands):

	For the Years Ended December 31,
Investment Type	2025	2024
Loans	$60,639	$64,217
Preferred Equity	24,840	7,874
Common Equity	1,536	2,536
Preferred Stock	23,000	150,000
	$110,015	$224,627

16. Segment Reporting

We have one reportable segment: NREF. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NREF segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NREF segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for acquisitions or dividend amounts. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NREF as the one operating segment and the reportable segment. As of December 31, 2025 the Company’s chief operating decision maker was the Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer of the Company.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the Consolidated Statements of Operations.

17. Subsequent Events

Dividends Declared

The Board declared the first regular quarterly dividend of 2026 to common stockholders of $0.50 per share on February 23, 2026, to be paid on March 31, 2026, to common stockholders of record on March 13, 2026.

The Board declared a dividend to Series A Preferred stockholders of $0.53125 per share on February 23, 2026, to be paid on April 25, 2026, to Series A Preferred stockholders of record on April 15, 2026.

The Board declared a dividend to Series B Preferred stockholders of $0.1875 per share on March 23, 2026, to be paid on May 5, 2026, to Series B Preferred stockholders of record on April 24, 2026.

The Board declared a dividend to Series B Preferred stockholders of $0.1875 per share on March 23, 2026, to be paid on June 5, 2026, to Series B Preferred stockholders of record on May 22, 2026.

The Board declared a dividend to Series B Preferred stockholders of $0.1875 per share on March 23, 2026, to be paid on July 6, 2026, to Series B Preferred stockholders of record on June 25, 2026.

The Board declared a dividend to Series C Preferred stockholders of $0.1667 per share on March 23, 2026, to be paid on May 5, 2026, to Series C Preferred stockholders of record on April 24, 2026.

The Board declared a dividend to Series C Preferred stockholders of $0.1667 per share on March 23, 2026, to be paid on June 5, 2026, to Series C Preferred stockholders of record on May 22, 2026.

The Board declared a dividend to Series C Preferred stockholders of $0.1667 per share on March 23, 2026, to be paid on July 6, 2026, to Series C Preferred stockholders of record on June 25, 2026.

Series C Preferred

As of March 26, 2026, since December 31, 2025, the Company has issued an additional 814,261 shares of Series C Preferred Stock for net proceeds of $18.3 million.

Series B Preferred Redemptions

Subsequent to December 31, 2025, the Company redeemed an aggregate of 45,868 shares of the Series B Preferred Stock for $1.0 million.

Marina Loan Payoffs

On January 9, 2026, the Company received payoffs on two marina loans for a combined $17.6 million.

NexBank Extension

On February 9, 2026, the Company extended the maturity date of the NexBank Loan to April 26, 2027.

NSP Promissory Note

On January 16, 2026, the OP loaned $16.7 million to NexPoint Storage Partners Operating Company, LLC (“NSP OC”), a subsidiary of NSP. In connection with the loan, NSP OC issued a promissory note (the “NSP Note”) pursuant which NSP OC may borrow up to an aggregate principal amount of $40.0 million, with $16.7 million outstanding as of March 26, 2026. The NSP Note bears interest at 14% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first priority lien on certain income streams and the related deposit accounts of NSP OC and its subsidiaries and certain subsidiaries of the Sponsor, and the NSP Note is subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock, $0.01 par value per share, which is mandatorily redeemable on December 8, 2028, subject to two one-year extensions at the election of NSP. OSL agreed to purchase $5.0 million in principal amount of the NSP Note at par plus accrued interest prior to the second quarter of 2026.

On March 25, 2026, OSL and the OP entered into a participation agreement, whereby OSL purchased $7.5 million principal amount of the NSP Note and OSL has the right, but not the obligation, to participate in any future advance under the NSP Note up to its then-current pro rata share. Further, the NSP Note was amended on March 25, 2026 to add the NSP OC subsidiaries and subsidiaries of our Sponsor that pledged certain income streams and the related deposit accounts as collateral under to the NSP Note as co-borrowers under the NSP Note.

CMBS K62 Re-REMIC

On March 5, 2026, the Company completed a Re-REMIC of the K62 CMBS position. The transaction restructured the existing interests into newly issued classes and did not require additional capital contributions.

Senior Loan Payoff

On January 25, 2026, the Company received a payoff of a Senior Loan for net proceeds of $0.8 million.

Mezzanine Loan Payoff

On January 25, 2026, the Company received a payoff of a Mezzanine Loan for net proceeds of $1.2 million.