Form 10-Q
period 2026-03-31
NexPoint Real Estate Finance, Inc.
filed 2026-05-15
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 18,848,029 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended March 31, 2026

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report ("Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations and management's plan to make partial loan pay downs and utilize extension options contractually available under the 2026 OP Notes (as defined below) contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report are based on management’s then-current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” "could," “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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
•
Risks associated with the Highland Capital Management, L.P. bankruptcy, including related litigation and potential conflicts of interest; and
•
Any other risks included under Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2026 (our "Annual Report").

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

iii

PART I

Item 1. Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$22,643	$31,114
Restricted cash	2,604	3,240
Net Operating Real Estate Investments	112,939	113,879
Loans, held-for-investment, net ($23,801 and $23,797, with related parties, respectively) (1)	679,376	619,560
Common stock investments, at fair value ($24,892 and $24,761 with related parties, respectively)	52,860	49,104
Equity method investments ($1,768 and $1,714 with related parties, respectively)	1,768	1,714
Mortgage loans, held-for-investment, net (2)	108,903	121,239
Preferred stock investments, at fair value ($3,269 and $3,161 with related parties, respectively)	157,966	157,893
Accrued interest and dividends, net (3)	47,305	54,009
Mortgage loans held in variable interest entities, at fair value	3,873,034	3,987,281
CMBS structured pass-through certificates, at fair value	38,176	40,427
Stock warrant investments, at fair value	136,739	141,186
Accounts receivable and other assets	332	551
TOTAL ASSETS	$5,234,645	$5,321,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$163,600	$176,141
Master repurchase agreements	164,614	258,038
Unsecured notes, net	230,618	229,112
Mortgages payable, net	106,151	106,151
Accounts payable and other accrued liabilities	14,518	13,699
Accrued interest payable	16,971	13,795
Bonds payable held in variable interest entities, at fair value	3,688,881	3,692,390
Total Liabilities	4,385,353	4,489,326

Redeemable Series B Preferred stock, $0.01 par value: 17,200,000 and 16,000,000 shares authorized; 16,186,525 and 16,186,525 shares issued and 16,053,575, and 16,099,443 shares outstanding, respectively	358,767	359,783
Redeemable Series C Preferred stock, $0.01 par value: 8,000,000 and 8,000,000 shares authorized; 894,673 and 80,412 shares issued and outstanding, respectively	19,265	1,868
Redeemable noncontrolling interests in the OP	82,508	82,235

Stockholders' Equity:
Noncontrolling interest in subsidiary	95	95
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 1,645,000 shares issued and outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 18,686,983 and 18,574,101 shares issued and outstanding, respectively	187	186
Additional paid-in capital	404,733	404,207
Retained earnings (accumulated deficit)	(16,279)	(16,519)
Total Stockholders' Equity	388,752	387,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,234,645	$5,321,197

(1)
Includes credit allowance of $23.5 million and $26.5 million as of March 31, 2026 and December 31, 2025, respectively
(2)
Includes credit allowance of $0.1 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively
(3)
Includes credit allowance of $8.1 million as of March 31, 2026 and $8.1 million as of December 31, 2025

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net interest income
Interest income	$24,454	$22,043
Interest expense	(9,155)	(10,534)
Total net interest income	15,299	11,509
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	4,872	7,084
Change in unrealized gain (loss) on CMBS structured pass-through certificates	473	1,172
Change in unrealized gain (loss) on common stock investments	3,756	(1,414)
Change in unrealized gain (loss) on preferred stock and stock warrant investments	(4,482)	15,173
Reversal of (provision for) credit losses	2,983	(3,625)
Dividend income	7,164	1,999
Other income (loss)	338	(70)
Realized loss	(4)	—
Loss on extinguishment of debt	—	(45)
Equity in income (losses) of equity method investments	54	53
Loss on sale from real estate owned	(1)	—
Revenues from consolidated real estate owned	2,180	2,409
Total other income	17,333	22,736
Operating expenses
General and administrative expenses	3,268	2,512
Loan servicing fees	300	321
Management fees	2,213	1,411
Expenses from consolidated real estate owned	4,218	4,039
Total operating expenses	9,999	8,283
Net income	22,633	25,962
Net (income) loss attributable to Series A preferred stockholders	(874)	(874)
Net (income) loss attributable to Series B preferred stockholders	(9,055)	(4,407)
Net (income) loss attributable to Series C preferred stockholders	(298)	—
Net (income) loss attributable to redeemable noncontrolling interests	(2,366)	(4,163)
Net income attributable to common stockholders	$10,040	$16,518

Weighted-average common shares outstanding - basic	18,605	17,516
Weighted-average common shares outstanding - diluted	51,456	36,049

Earnings per share outstanding - basic	$0.54	$0.94
Earnings per share outstanding - diluted	$0.42	$0.70

Dividends declared per common share	$0.5000	$0.5000

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Series A Preferred Stock		Common Stock
Three Months Ended March 31, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Noncontrolling interest in Subsidiary	Total
Balances, December 31, 2025	1,645,000	$16	18,574,101	$186	$404,207	$(16,519)	$95	$387,985
Vesting of stock-based compensation	—	—	112,882	1	526	—	—	527
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	874
Net income attributable to common stockholders	—	—	—	—	—	10,040	—	10,040
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,800)	—	(9,800)
Balances, March 31, 2026	1,645,000	$16	18,686,983	$187	$404,733	$(16,279)	$95	$388,752

	Preferred Stock		Common Stock
Three Months Ended March 31, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Noncontrolling interest in CMBS VIEs	Noncontrolling interest in Subsidiary	Total
Balances, December 31, 2024	1,645,000	$16	17,461,129	$174	$387,892	$(54,948)	$3,255	$95	$336,484
Vesting of stock-based compensation	—	—	182,397	2	(209)	—	—	—	(207)
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	18	—	18
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	16,518	—	—	16,518
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,106)	—	—	(9,106)
Balances, March 31, 2025	1,645,000	$16	17,643,526	$176	$387,683	$(47,536)	$3,273	$95	$343,707

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	22,633	25,962
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	3,920	2,262
Accretion of discounts	(1,883)	(2,540)
Depreciation and amortization of real estate investments	1,426	1,079
Amortization of deferred financing costs	—	12
Provision for (reversal of) credit losses	(2,983)	3,625
Net change in unrealized (gain) loss on investments held at fair value	(746)	(15,861)
Equity in (income) losses of unconsolidated equity method ventures	(54)	(53)
Net realized (gain) loss	1,102	(46)
Stock-based compensation expense	1,405	1,283
Payment in kind income	(25,701)	(3,242)
Loss on extinguishment of debt	—	45
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	6,704	892
Accounts receivable and other assets	219	674
Accrued interest payable	3,176	3,016
Accounts payable, accrued expenses and other liabilities	182	(1,069)
Net cash provided by operating activities	9,400	16,039

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	103,535	134,424
Proceeds from payments received on mortgage loans held for investment	42,814	20,665
Originations of mortgage loans, held-for-investment, net	—	(18,480)
Originations of loans, held-for-investment, net	(61,169)	(4,066)
Purchases of preferred stock and stock warrants	—	(55,013)
Purchases of CMBS securitizations held in variable interest entities, at fair value	—	(5,894)
Additions to real estate investments	(486)	(355)
Net cash provided by investing activities	84,694	71,281

Cash flows from financing activities
Borrowings under secured financing agreements	—	23,359
Proceeds from secured borrowings of CMBS securitizations held in variable interest entities, at fair value	19,769	—
Principal repayments on borrowings under secured financing agreements	(12,545)	(6,500)
Distributions to bondholders of variable interest entities	(85,915)	(124,695)
Borrowings under master repurchase agreements	4,386	21,760
Principal repayments on borrowings under master repurchase agreements	(22,915)	(6,616)
Proceeds from the issuance of Series B preferred stock through public offering, net of offering costs	—	39,954
Proceeds from the issuance of Series C preferred stock through public offering, net of offering costs	16,381	—
Principal repayments on mortgages payable	—	(86)
Payments for taxes related to net share settlement of stock-based compensation	(878)	(1,490)
Dividends paid to common stockholders	(12,323)	(8,771)
Dividends paid to Series A preferred stockholders	(874)	(874)
Dividends paid to Series B preferred stockholders	(6,044)	(4,407)
Dividends paid to Series C preferred stockholders	(150)	—
Distributions to redeemable noncontrolling interests in the OP	(2,093)	(2,519)
Net cash used in financing activities	(103,201)	(70,885)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,107)	16,435
Cash, cash equivalents and restricted cash, beginning of period	34,354	7,053
Cash, cash equivalents and restricted cash, end of period	25,247	23,488

Supplemental Disclosure of Cash Flow Information
Interest paid	5,979	7,518
Supplemental Disclosure of Noncash Investing and Financing Activities
Increase (decrease) in dividends payable upon vesting of restricted stock units	(2,523)	335
Consolidation of noncontrolling interest in CMBS variable interest entities	—	18

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage real estate investment trust (a "REIT") incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants which are our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial and life science sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of March 31, 2026, the Company held approximately 86.56% of the common limited partnership units in the OP (“OP Units”) which represents 100.00% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).

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

2. Summary of Significant Accounting Policies

Readers of this Quarterly Report should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2025, which are included in our Annual Report, filed with the SEC and also available on our website (nref.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.

General

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC, these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited Consolidated Financial Statements, which are included in the Company’s Annual Report. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 and future fiscal years.

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Other than described below pertaining to the adoption of the new accounting pronouncement, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

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

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of March 31, 2026, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP. The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. FASB ASC Topic 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary, and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary, and it does not consolidate the VIE (see Note 6).

CMBS Trusts

The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of, those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impact the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the nine CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche. The subordinate tranche includes the controlling class, and has the ability to remove and replace the special servicer. The portion of the controlling class not owned by the Company is classified as noncontrolling interest in CMBS variable interest entities. On March 5, 2026, the Company issued a re-REMIC of K62, which is reflected in the consolidated financial statements as a secured borrowing, resulting in cash proceeds of $19.0 million. The re-REMIC did not result in the derecognition of assets or liabilities and did not give rise to a gain or loss. The Company continues to consolidate the principal balance for both K62 and the new NXPA re-REMIC trust.

On the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, the Company consolidated each of the nine Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

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

Allowance for Credit Losses

We adopted ASU 2016-13, Financial Instruments - Credit Losses on Financial Instruments as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses for the portfolio on a collective basis (“collective ACL”), for loans that share similar risk characteristics, at the individual loan level, for our loan portfolio. The calculation is applied at the loan level. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The forecasting methods used by the Company for determining the collective ACL include a probability of default and loss given default method utilizing a widely used third-party analytical model with historical loan loss data for CMBS/Commercial Real Estate (“CRE”) loans from 1998 to 2025. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. Within this dataset, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance, and origination loan-to-value, or LTV. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) determination of relevant historical loan loss data sets over an observable period and (iii) selection and weighting of macroeconomic forecasts over the relevant time period. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product, unemployment rate, federal funds target rate and core personal consumption expenditure among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is determined based on the Company’s assessment of macroeconomic forecast scenarios and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss experience, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed. The Company has determined that economic forecasts used in our current expected credit loss ("CECL") model can be reasonable and supportable over four quarters as it provides enough time to account for the expected changes of the economic conditions and the performance of the underlying assets. Beyond the Company’s reasonable and supportable forecast period, the Company immediately reverts to historical loss information derived from the CRE data set. The Company considers an immediate reversion period appropriate in the CECL model because it provides a suitable balance between the stability of historical data and the flexibility to account for changing market conditions.

Individual Allowance for Credit Losses

In certain circumstances, we may determine that a loan is no longer suited for the model because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, and/or (iv) recovery of our loan may occur at an amount below our loan’s carrying value. We may instead elect to employ different methods to estimate an individual allowance for credit losses (“individual ACL”) for collateral dependent assets by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan in accordance with ASC 326, Financial Instruments – Credit Losses and related guidance and fair value the collateral associated with the loans. These valuations require significant judgments and actual losses, if any, could ultimately differ from estimated losses. The Company's collateral-dependent financial assets consist of CRE loans secured by mezzanine positions on the underlying properties. As of March 31, 2026, we individually evaluated three loans with multifamily collateral with an amortized cost of $24.8 million. The increase in the amortized cost basis of collateral-dependent assets secured by multifamily properties was primarily due to the specific credit deterioration and subsequent downgrade of three loans during the period, rather than a general deterioration across the portfolio segment.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to CECL in the same period. The amortized cost basis, net of specific CECL allowance, for loans past due was $0 of preferred equity as of March 31, 2026 and 2025, respectively. The amortized cost basis, net of individual CECL allowance, for loans on nonaccrual was $33.2 million, consisting of $22.1 million of mezzanine loans and $11.1 million of preferred equity as of March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, interest income recognized on a cash basis for loans while they were on nonaccrual status was approximately $0.2 million.

Loan Modifications Pursuant to ASC 326

During the three months ended March 31, 2026, the Company did not have any modifications on loans experiencing financial distress.

The following table summarizes our (provision for) reversal of credit losses as of March 31, 2026 and 2025 (dollars in thousands):

	March 31, 2026	March 31, 2025
Balances, January 1,	$(34,741)	$(1,377)
(Provision for) reversal of credit losses	2,983	(1,213)
Reversal of individual reserve of credit losses	—	(2,412)
Balances, March 31,	$(31,758)	$(5,002)

The following table summarizes our expected credit loss reserve as of March 31, 2026 and 2025 (dollars in thousands):

	March 31, 2026	March 31, 2025
Collective Reserve	$8,678	$2,590
Individual Reserve	23,080	2,412
Total Reserve	$31,758	$5,002

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

A loan is written off when it is no longer realizable and/or it is legally discharged. There were no recoveries as of March 31, 2026 and December 31, 2025.

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

Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which introduces enhancements to income tax disclosures. The Company adopted this new standard beginning with our Annual Report for the year ended December 31, 2025 which did not have a material impact on its consolidated financial statements.

3. Loans Held for Investment, Net

The Company’s investments in mortgage loans, mezzanine loans, preferred equity, promissory notes and revolving credit facilities are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity, promissory notes and revolving credit facilities are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of March 31, 2026 and December 31, 2025, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
March 31, 2026
Mortgage loans, held-for-investment	$106,844	$108,903	8	100.00%	5.26%	1.6
Mezzanine loans, held-for-investment	235,292	226,547	21	41.14%	10.35%	2.3
Preferred equity, held-for-investment	261,731	247,872	19	53.03%	10.81%	2.0
Promissory notes, held-for-investment	48,990	48,477	4	100.00%	14.91%	1.2
Revolving credit facility, held-for-investment	165,344	156,480	1	100.00%	13.50%	1.8
	$818,201	$788,279	53	68.05%	10.75%	1.9

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2025
Mortgage loans, held-for-investment	$118,550	$121,239	9	100.00%	5.31%	1.9
Mezzanine loans, held-for-investment	229,927	220,814	22	43.35%	10.18%	2.6
Preferred equity, held-for-investment	261,175	244,959	20	54.84%	10.92%	2.8
Promissory notes, held-for-investment	15,500	15,459	2	100.00%	13.65%	0.6
Revolving credit facility, held-for-investment	148,600	138,328	1	100.00%	13.50%	2.0
	$773,752	$740,799	54	67.92%	10.40%	2.4

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

For the three months ended March 31, 2026 and 2025, the loans held for investment, net and preferred equity portfolio activity was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balances, January 1,	$740,799	$760,939
Originations	61,169	22,546
Proceeds from principal repayments	(42,814)	(20,665)
PIK distribution reinvested in Preferred Units	25,592	3,242
Amortization of loan premium, net (1)	550	957
(Provision for) reversal of credit losses (2)	2,983	(3,625)
Balances, March 31,	$788,279	$763,394

(1)
Includes net amortization of loan purchase premiums.
(2)
The remaining provision of credit losses of $8.1 million is related to accrued interest on individual reserves.

As of March 31, 2026 and December 31, 2025, there were $6.3 million and $6.3 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.

As discussed in Note 2, the Company evaluates loans classified as held-for-investment on a loan-by-loan basis every quarter. In conjunction with the review of the portfolio, the Company assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” through “5,” from least risk to greatest risk, respectively. See Note 2 for a more detailed discussion of the risk factors and ratings. The following tables allocate the principal balance and net book value of the loan portfolio based on our internal risk ratings (dollars in thousands):

	March 31, 2026
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	48	774,773	98.29%
4	2	3,628	0.46%
5	3	9,878	1.25%
	53	$788,279	100.00%

	December 31, 2025
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	50	729,529	98.48%
4	1	1,397	0.19%
5	3	9,873	1.33%
	54	$740,799	100.00%

Our loan portfolio had a weighted-average risk rating of 3.0 as of March 31, 2026 and December 31, 2025, respectively.

The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
	Number of	Outstanding	Carrying Value by Year of Origination (1)
Risk Rating	Loans	Face Amount	2026	2025	2024	2023	2022	Prior	Total

1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	48	787,914	32,848	34,393	296,360	87,360	64,591	259,221	774,773
4	2	5,403	—	—	—	—	2,225	1,403	3,628
5	3	24,884	—	—	—	2,413	3,303	4,162	9,878
	53	$818,201	$32,848	$34,393	$296,360	$89,773	$70,119	$264,786	$788,279

	December 31, 2025
	Number of	Outstanding	Carrying Value by Year of Origination (1)
Risk Rating	Loans	Face Amount	2025	2024	2023	2022	2021	Prior	Total
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	50	747,367	50,740	265,929	83,312	65,363	35,084	229,101	729,529
4	1	1,500	—	—	—	—	—	1,397	1,397
5	3	24,884	—	—	—	—	9,873	—	9,873.00
	54	$773,751	$50,740	$265,929	$83,312	$65,363	$44,957	$230,498	$740,799

(1)
Represents the date a loan was originated or acquired.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	March 31, 2026	December 31, 2025
Massachusetts	21.97%	17.57%
Texas	14.85%	15.22%
Georgia	8.52%	10.41%
Florida	8.40%	8.19%
Maryland	7.54%	7.75%
California	5.86%	5.88%
Virginia	5.64%	5.67%
Other (22 and 22 states each at <4%)	27.22%	29.31%
	100.00%	100.00%

Collateral Property Type	March 31, 2026	December 31, 2025
Life Science	33.86%	28.07%
Multifamily	29.50%	30.94%
Single Family Rental	25.48%	27.92%
Self-Storage	4.92%	4.49%
Marina	2.68%	4.91%
Industrial	3.56%	3.67%
	100.00%	100.00%

4. CMBS Trusts

As of March 31, 2026, the Company consolidated nine of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	March 31, 2026	December 31, 2025
Mortgage loans held in variable interest entities, at fair value	$3,873,034	$3,987,281
Accrued interest receivable	3,179	3,339

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(3,688,881)	(3,692,390)
Accrued interest payable	(2,550)	(2,699)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net interest earned	$4,973	$6,119
Realized gain (loss)	(1,097)	46
Unrealized gain (loss)	996	919
Change in net assets related to consolidated CMBS variable interest entities	$4,872	$7,084

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	March 31, 2026	December 31, 2025
Texas	18.30%	17.92%
Colorado	9.35%	10.20%
California	7.52%	8.58%
Florida	8.50%	8.30%
Washington	7.70%	7.53%
Georgia	5.74%	5.60%
New York	5.40%	5.27%
North Carolina	5.26%	5.14%
Other (28 and 33 states each at <4%)	32.23%	31.46%
	100.00%	100.00%

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

The Company owns approximately 6.2% of the total outstanding shares of common stock of a private ground lease REIT (the "Private REIT") as of March 31, 2026. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.

The investment in the Private REIT is a Level 3 asset in the fair value hierarchy. As of March 31, 2026, the Company valued this investment based on the Private REIT's market approach price of $20.06 per share.

The following table presents the common stock investments as of March 31, 2026 and December 31, 2025, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	42,824	42,824	$24,892	$24,761
Private REIT	4/14/2022	Ground Lease	1,394,213	1,394,213	$27,968	$24,343

Equity Method Investments

The Company owns approximately 98.0% of the total outstanding common equity of each of Resmark Forney Gateway Holdings, LLC ("RFGH") and Resmark The Brook Holdings, LLC ("RTB"). These investments are held in entities that are considered VIEs as the power to direct activities is not proportional to ownership interests.

The Company owns approximately 5.9% of the total outstanding common equity of Ridgeview Place. This investment is held in an entity that is considered a VIE as the power to direct activities is not proportional to ownership interests.

The Company owns approximately 79.1% of total outstanding membership interests of Capital Acquisitions Partners, LLC ("CAP"). The investment is held in an entity that is considered a VIE as the power to direct activities is not proportional to ownership interests.

Preferred Stock Investments, at fair value

On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc., a privately held life sciences real estate investment trust. The Series D-1 dividend accumulates quarterly at a 15.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The Company owns approximately 11.8% of the total outstanding shares of the Series D-1 as of March 31, 2026.

The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of March 31, 2026, the Company valued this investment at fair value, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.

On January 2, 2025, the Company invested in the Series E preferred stock ("Series E") of IQHQ, Inc. through the IQHQ Subscription Agreement (as defined in Note 15). The Series E dividend accumulates quarterly at a 16.5% dividend rate per annum. The Series E are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 46.0% of the total outstanding shares of the Series E as of March 31, 2026. The Company valued this investment at fair value, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.

On October 8, 2025, the Company invested in the Series G preferred stock ("Series G") of NSP through the NSP Subscription Agreement (as defined in Note 15). The Series G dividend accumulates quarterly at a 15.0% dividend rate per annum. The Series G are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 95.4% of the total outstanding shares of the Series G as of March 31, 2026.

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

The following table presents Preferred stock and warrant investments, at fair value as of March 31, 2026 and December 31, 2025, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	Interest Rate	Maturity Date
Preferred Stock
IQHQ Series D Preferred Stock	11/9/2023	Life Science	18,949	18,949	$18,616	$18,617	15.50%	N/A
IQHQ Series E Preferred Stock	1/2/2025	Life Science	137,013	137,013	136,081	136,115	16.50%	N/A
NSP Series G Preferred Stock	10/8/2025	Self - Storage	3,287	3,178	3,269	3,161	15.00%	N/A
Warrants
IQHQ, Inc.	5/23/2024	Life Science	55,584,966	55,584,966	136,739	141,186	N/A	N/A

6. Unconsolidated Variable Interest Entities

Unconsolidated VIEs

The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.

As of March 31, 2026, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of March 31, 2026
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	26.0%
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	98.0%
Private REIT	Common Stock	Ground Lease	6.2%
Ridgeview Place	Common Equity	Multifamily	5.9%
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	79.1%

As of December 31, 2025, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of December 31, 2025
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	26.0%
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	98.0%
Private REIT	Common Stock	Ground Lease	6.2%
SK Apartments	Common Equity	Multifamily	5.9%
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	79.1%

The Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $24.9 million NSP common stock investment. The Company's maximum exposure to loss of value for the CAP investment is the $1.8 million carrying value. The Company's maximum exposure to loss of value for the Private REIT investment is the fair value of the Company's $28.0 million Private REIT common stock investment. The combined maximum exposure of Resmark Gateway, Resmark Brook and Ridgeview Place is zero.

7. CMBS Structured Pass-Through Certificates

As of March 31, 2026, the Company held 14 CMBS interest only structured pass-through certificates (“CMBS I/O Strips') at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties.

The following table presents the CMBS I/O Strips as of March 31, 2026 (dollars in thousands):

Investment	Investment Date	Carrying Value (1)	Property Type	Interest Rate	Current Yield (2)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,071	Multifamily	2.09%	24.66%	1/25/2030
CMBS I/O Strip	8/6/2020	11,335	Multifamily	3.08%	27.08%	6/25/2030
CMBS I/O Strip	4/28/2021	3,253	Multifamily	1.70%	28.62%	1/25/2030
CMBS I/O Strip	5/27/2021	2,380	Multifamily	3.50%	27.17%	5/25/2030
CMBS I/O Strip	6/7/2021	233	Multifamily	2.39%	41.38%	11/25/2028
CMBS I/O Strip	6/11/2021	799	Multifamily	2.07%	35.88%	5/25/2029
CMBS I/O Strip	6/21/2021	526	Multifamily	—%	—%	5/25/2030
CMBS I/O Strip	8/10/2021	1,584	Multifamily	1.96%	27.76%	4/25/2030
CMBS I/O Strip	8/11/2021	953	Multifamily	3.20%	21.49%	7/25/2031
CMBS I/O Strip	8/24/2021	166	Multifamily	2.70%	23.60%	1/25/2031
CMBS I/O Strip	9/1/2021	2,397	Multifamily	2.04%	26.77%	6/25/2030
CMBS I/O Strip	9/11/2021	2,742	Multifamily	3.05%	21.12%	9/25/2031
CMBS I/O Strip	1/16/2025	5,418	Multifamily	5.86%	16.07%	11/25/2034
CMBS I/O Strip	4/24/2025	5,319	Multifamily	5.88%	16.95%	4/25/2034
Total		$38,176		3.57%	23.50%

(1)
Carrying value of the CMBS I/O strips are measured at fair value. See Note 10.
(2)
Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents the CMBS I/O Strips as of December 31, 2025 (dollars in thousands):

Investment	Investment Date	Carrying Value (1)	Property Type	Interest Rate	Current Yield (3)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,150	Multifamily	2.02%	22.00%	1/25/2030
CMBS I/O Strip	8/6/2020	11,994	Multifamily	2.98%	24.75%	6/25/2030
CMBS I/O Strip	4/28/2021	3,458	Multifamily	1.58%	24.88%	1/25/2030
CMBS I/O Strip	5/27/2021	2,502	Multifamily	3.38%	24.72%	5/25/2030
CMBS I/O Strip	6/7/2021	254	Multifamily	2.31%	36.17%	11/25/2028
CMBS I/O Strip	6/11/2021	1,239	Multifamily	2.01%	35.42%	5/25/2029
CMBS I/O Strip	6/21/2021	577	Multifamily	—%	—%	5/25/2030
CMBS I/O Strip	8/10/2021	1,603	Multifamily	1.89%	25.19%	4/25/2030
CMBS I/O Strip	8/11/2021	998	Multifamily	3.10%	19.91%	7/25/2031
CMBS I/O Strip	8/24/2021	174	Multifamily	2.61%	21.70%	1/25/2031
CMBS I/O Strip	9/1/2021	2,545	Multifamily	1.92%	23.73%	6/25/2030
CMBS I/O Strip	9/11/2021	2,872	Multifamily	2.95%	19.57%	9/25/2031
CMBS I/O Strip	1/16/2025	5,562	Multifamily	5.67%	15.22%	11/25/2034
CMBS I/O Strip	4/24/2025	5,499	Multifamily	5.69%	16.03%	4/25/2034
		$40,427		3.41%	21.68%

(1)
Carrying value of the CMBS I/O strips are measured at fair value. See Note 10.
(2)
Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net interest expense	$(317)	$(213)
Change in unrealized gain (loss) on CMBS structured pass-through certificates	473	1,172
Total	$156	$959

8. Real Estate Investments, net

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

As of March 31, 2026, the components of the Company's investments in multifamily properties were as follows (in thousands):

Net Operating Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Alexander at the District	$7,806	$60,700	$—	$158	$1,640	$70,304
Mag & May	5,105	42,907	694	—	705	49,411
Accumulated depreciation and amortization	—	(5,399)	(363)	—	(1,014)	(6,776)
Net Operating Real Estate Investments	$12,911	$98,208	$331	$158	$1,331	$112,939

As of December 31, 2025, the components of the Company's investments in multifamily properties were as follows (in thousands):

Net Operating Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Alexander at the District	$7,806	$59,854	$—	$643	$1,515	$69,818
Mag & May	5,105	42,907	694	—	705	49,411
Accumulated depreciation and amortization	—	(4,524)	—	—	(826)	(5,350)
Net Operating Real Estate Investments	$12,911	$98,237	$694	$643	$1,394	$113,879

The following table reflects the revenues and expenses for the three months ended March 31, 2026 and 2025, for our multifamily properties (in thousands).

	For the Three Months Ended March 31,
	2026	2025
Revenues
Rental income	$2,137	$2,378
Other income	43	31
Total revenues	$2,180	$2,409
Expenses
Interest expense	1,135	1,820
Real estate taxes and insurance	276	389
Property operating expenses	382	567
Property general and administrative expenses	936	124
Property management fees	63	70
Depreciation and amortization	1,426	1,079
Rate cap (income) expense	—	(10)
Total expenses	$4,218	$4,039
Net income (loss) from consolidated real estate owned	$(2,038)	$(1,630)

9. Debt

The following table summarizes the Company’s financing arrangements in place as of March 31, 2026 (dollars in thousands):

	March 31, 2026
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreement
CMBS
Mizuho(4)	4/15/2020	164,614	164,614	N/A	(5)	5.38%	0.0	615,619	240,905	225,571	4.1
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	97,438	97,437	7/12/2029		2.64%	1.6	106,844	108,903	108,903	1.6
Mezzanine loans
Freddie Mac	10/20/2020	56,183	56,183	8/1/2031		0.30%	4.1	91,802	95,967	95,967	4.1
Multifamily properties
Argentic	10/10/2023	63,500	63,500	11/6/2026	(6)	8.32%	1.6	N/A	64,310	64,310	1.6
Ullico	12/15/2025	42,000	42,651	10/1/2027		6.31%	2.5	N/A	48,631	48,631	2.5
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,980	4/26/2027	(7)	8.52%	1.1	N/A	N/A	27,968	N/A
Unsecured Financing
Various	10/10/2025	45,000	44,181	10/10/2026	(8)	7.88%	1.5	N/A	N/A	N/A	N/A
Various	4/20/2021	180,000	179,937	5/1/2026	(9)	5.75%	0.1	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	1.6	N/A	N/A	N/A	N/A
Total/weighted average		$665,235	$664,983			5.23%	1.1	$814,265	$558,716	$571,350	3.8

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
(6)
Debt was assumed upon consolidation of this property and recorded at the outstanding principal amount. The Company extended the loan to November 6, 2026 and has the option to extend further to November 6, 2027.
(7)
On February 9, 2026, the Company extended the debt to April 26, 2027.

(8)
On October 10, 2025, the OP issued an aggregate of $45.0 million of 7.875% Senior Unsecured Notes (the "2026 OP Notes"). The OP used a portion of the proceeds to fully repay the OP 7.50% Senior Unsecured Notes. The Company has the option to extend the maturity date of the 2026 OP Notes to October 10, 2027.
(9)
Debt was repaid at stated maturity of May 1, 2026. See Note 17.

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
(7)
On February 9, 2026, the Company extended the debt to April 26, 2027.
(8)
On October 10, 2025, the OP issued an aggregate of $45.0 million of the 2026 OP Notes. The OP used a portion of the proceeds to fully repay the OP 7.50% Senior Unsecured Notes.
(9)
Debt was repaid at stated maturity of May 1, 2026. See Note 17

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of March 31, 2026. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of March 31, 2026 and December 31, 2025, the outstanding balance on the Credit Facility was $97.4 million and $108.2 million, respectively.

We, through the Subsidiary OPs, have borrowed approximately $164.6 million under our repurchase agreements and posted $615.6 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of March 31, 2026. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $298.5 million coming due within 12 months of the financial statement issuance date, primarily due to the 5.75% Notes, which mature on May 1, 2026, the 2026 OP Notes, which mature on October 10, 2026 and a mortgage loan which matures on November 6, 2026.

As of March 31, 2026, the Company did not have sufficient liquidity to satisfy these obligations. In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs, (ii) utilize extension options contractually available under the 2026 OP Notes and the mortgage loan and (iii) refinance the 5.75% Notes. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, and its ability to refinance debt. Subsequent to March 31, 2026, the Company repaid in full its 5.75% Senior Notes due May 1, 2026 using proceeds from a senior secured term loan and total return swap transaction with Mizuho, which refinanced the related maturity and extended the Company’s debt profile. In evaluating its ability to meet remaining obligations as they come due, management considered the Company’s projected compliance with debt covenants, which it currently expects to achieve, available contractual extension options under the 2026 OP Notes and the mortgage loan, expected cash flows from operations, and overall liquidity position. Management believes these factors will be sufficient to satisfy the Company’s obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As of March 31, 2026, the outstanding principal balances related to the levered senior and mezzanine loans consisted of the following (dollars in thousands):

	Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
	Senior Loans
1	Senior loan	2/11/2020	$27,136	Various	Single-family	Fixed	2.14%	5/1/2026
2	Senior loan	2/11/2020	32,399	Various	Single-family	Fixed	2.70%	11/1/2028
3	Senior loan	2/11/2020	8,820	Various	Single-family	Fixed	2.45%	5/1/2026
4	Senior loan	2/11/2020	6,397	Various	Single-family	Fixed	3.51%	2/1/2028
5	Senior loan	2/11/2020	7,568	Various	Single-family	Fixed	3.14%	1/1/2029
6	Senior loan	2/11/2020	5,606	Various	Single-family	Fixed	2.99%	3/1/2029
7	Senior loan	2/11/2020	4,917	Various	Single-family	Fixed	3.14%	12/1/2028
8	Senior loan	2/11/2020	4,594	Various	Single-family	Fixed	2.64%	10/1/2028
	Total		$97,437				2.64%
	Mezzanine Loans
1	Mezzanine loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
2	Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
3	Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
4	Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
5	Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
6	Mezzanine loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
7	Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
8	Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
9	Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
10	Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
11	Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
12	Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
13	Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
14	Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
15	Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
	Total		$56,183				0.30%

(1)
Outstanding principal balance represents the total repurchase agreement balance outstanding as of March 31, 2026

As of December 31, 2025, the outstanding principal balances related to the levered senior and mezzanine loans consisted of the following(dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
Senior Loans
Senior loan	2/11/2020	$28,564	Various	Single-family	Fixed	2.14%	4/1/2026
Senior loan	2/11/2020	32,563	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	9,284	Various	Single-family	Fixed	2.45%	3/1/2026
Senior loan	2/11/2020	6,460	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	8,554	Various	Single-family	Fixed	3.30%	10/1/2028
Senior loan	2/11/2020	7,606	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,635	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	4,934	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,620	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$108,220				2.69%
Mezzanine Loans
Mezzanine loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,179	Temple Hills, MD	Multifamily	Fixed	0.30%	1/1/2029
Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	1,763	Tyler, TX	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$57,945				0.30%

(1)
Outstanding principal balance represents the total repurchase agreement balance outstanding as of December 31, 2025.

For the three months ended March 31, 2026 and 2025, the activity related to the carrying value of the master repurchase agreements, secured financing agreements, mortgages payable and unsecured financing were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balances as of, January 1,	$769,442	$795,688
Principal borrowings	4,386	45,119
Principal repayments	(35,460)	(13,116)
Principal repayments on mortgages payable	—	(86)
Loss on extinguishment of debt	—	45
Accretion of discounts	1,510	411
Amortization of deferred financing costs	—	12
Balances as of March 31,	$739,878	$828,073

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2026 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2026 (1)	$180,000	$200,571	$380,571
2027	125,000	—	125,000
2028	42,000	53,026	95,026
2029	—	35,568	35,568
2030	—	—	—
Thereafter	—	29,070	29,070
	$347,000	$318,235	$665,235

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of March 31, 2026 (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$22,643	$22,643	$—	$—	$22,643
Restricted cash	2,604	2,604	—	—	2,604
Loans, held-for-investment, net	679,376	—	—	673,985	673,985
Preferred stock investments, at fair value	157,966			157,966	157,966
Common stock investments, at fair value	52,860	—	—	52,860	52,860
Equity method investments	1,768	—	—	1,768	1,768
Mortgage loans, held-for-investment, net	108,903	—	—	107,827	107,827
Accrued interest	47,305	47,305	—	—	47,305
Mortgage loans held in variable interest entities, at fair value	3,873,034	—	3,869,278	3,756	3,873,034
CMBS structured pass-through certificates, at fair value	38,176	—	38,176	—	38,176
Stock warrant investments, at fair value	136,739	—	—	136,739	136,739
Accounts receivable and other assets	332	332	—	—	332
	$5,121,706	$72,884	$3,907,454	$1,134,901	$5,115,239

Liabilities
Secured financing agreements, net	$163,600	$—	$—	$145,366	$145,366
Master repurchase agreements	164,614	—	—	164,614	164,614
Unsecured notes, net	230,618	—	228,614	—	228,614
Mortgages payable, net	106,151	—	—	102,862	102,862
Accounts payable and other accrued liabilities	14,518	14,518	—	—	14,518
Accrued interest payable	16,971	16,971	—	—	16,971
Bonds payable held in variable interest entities, at fair value	3,688,881	—	3,688,881	—	3,688,881
	$4,385,353	$31,489	$3,917,495	$412,842	$4,361,826

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

Management elected the fair value option to account for the Company's Level 3 assets as of March 31, 2026 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$24,892	Discounted cash flow	Terminal cap rate	5.13% - 5.63%	5.38%
			Discount rate	7.00% - 9.00%	8.00%
NSP Series G Preferred Stock	$3,269	Transaction Indication of Value	Recent transaction
IQHQ Series D Preferred Stock	$18,616	Discounted cash flow	Discount rate	15.50% - 17.00%	16.25%
IQHQ Series E Preferred Stock	$136,081	Discounted cash flow	Discount rate	16.01% - 17.51%	16.76%
Private REIT	$27,968	Market approach	NAV per share multiple	0.85 - 1.05x	0.95	x
FREMF 2020-KF81 C	$3,756,225	Market approach	Fair value of the collateral/appraisals		155,370
IQHQ Warrants	$136,739	Market approach	Marketability discount	20.00% - 41.00%	30.50%

(1)
Averages are weighted based on the fair value of the related instrument.

The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of December 31, 2025 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$24,761	Discounted cash flow	Terminal cap rate	5.00% - 5.50%	5.25%
			Discount rate	7.00% - 9.00%	8.00%
NSP Series G Preferred Stock	$3,161	Transaction Indication of Value	Recent transaction
IQHQ Series D Preferred Stock	$18,616	Discounted cash flow	Discount rate	15.50% - 17.50%	16.00%
IQHQ Series E Preferred Stock	$136,115	Discounted cash flow	Discount rate	16.01% - 17.51%	16.76%
Private REIT	$24,343	Market approach	NAV per share multiple	0.85 - 1.05x	0.95	x
FREMF 2020-KF81 C	$4,005,397	Market approach	Fair value of the collateral/appraisals		187,000
IQHQ Warrants	$141,186	Market approach	Marketability discount	27.50% - 48.50%	38.00%

(1)
Averages are weighted based on the fair value of the related instrument.

The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the three months ended March 31, 2026:

	Balances as of December 31, 2025	Additions	Change in Unrealized Gains/(Losses)	Balances as of March 31, 2026
NexPoint Storage Partners	$24,761	—	$131	$24,892
Private REIT	24,343	—	3,625	27,968
IQHQ Series D Preferred Stock	18,617	—	(1)	18,616
IQHQ Series E Preferred Stock	136,115	—	(34)	136,081
NSP Series G Preferred Stock	3,161	108	—	3,269
FREMF 2020-KF81 C	4,005,397	—	(249,172)	3,756,225
IQHQ Warrants	141,186	—	(4,447)	136,739

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP, the 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") and the 8.00% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock") have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the fair value of the Company’s common stock at the redemption date, and therefore, are calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP, the Series B Preferred Stock and the Series C Preferred Stock are classified as Level 2 if they are adjusted to their redemption value. As of March 31, 2026, the redeemable noncontrolling interests in the OP, the Series B Preferred Stock and the Series C Preferred Stock are valued at their carrying value on the Consolidated Balance Sheets.

11. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2026, the Company issued 112,882 shares of common stock, par value of $0.01 per share (the "common stock") pursuant to the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “Amended and Restated LTIP” or the “LTIP”).

As of March 31, 2026, the Company had 18,686,983 shares of common stock issued and outstanding.

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

On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering") of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share. On October 1, 2025, the Company increased the number of authorized and offered shares of its Series B Preferred Stock by 1,200,000 for a total of 17,200,000 shares of Series B Preferred Stock authorized for issuance. As of March 31, 2026, the Company has issued 16,186,525 shares of Series B Preferred Stock for gross proceeds of $395.6 million before deducting selling commissions and dealer manager fees of approximately $31.5 million. The Series B Preferred Stock has a $25.00 per share liquidation preference. The Company completed the final close for Series B Preferred Offering on December 5, 2025, prior to selling all of the authorized shares. During the three months ended March 31, 2026, Series B Preferred stockholders redeemed 45,868 shares of Series B Preferred Stock.

On November 4, 2025, the Company announced the launch of a continuous public offering (the “Series C Preferred Offering”) of up to 8,000,000 shares of its Series C Preferred Stock at a price to the public of $25.00 per share. As of March 31, 2026, the Company has issued 894,673 shares of Series C Preferred Stock for gross proceeds of $22.1 million before deducting selling commissions and dealer manager fees of approximately $2.0 million. The Series C Preferred Stock has a $25.00 per share liquidation preference. The Company expects that the Series C Preferred Offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the Series C Preferred Offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended or terminated by the Board in its sole discretion. The Board may elect to terminate the Series C Preferred Offering at any time. As of March 31, 2026, zero shares of Series C Preferred Stock have been redeemed.

On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Board extended the Share Repurchase Program for an additional two-year period set to expire on February 24, 2027. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of March 31, 2026.

Long Term Incentive Plan

On January 31, 2020, the NexPoint Real Estate Finance 2020 Long Term Incentive Plan (the “Original LTIP”) was approved and on May 7, 2020, the Company filed a registration statement on Form S-8 registering 1,319,734 shares of common stock, which the Company may issue pursuant to the Original LTIP.

On January 26, 2024, the Amended and Restated LTIP was approved and on January 30, 2024, the Company filed a registration statement on Form S-8 registering an additional 2,308,000 shares of common stock, which the Company may issue pursuant to the Amended and Restated LTIP. The LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

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

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of March 31, 2026:

	2026
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding December 31, 2025	1,025,606		$15.15
Granted	—		14.93
Vested	(157,619)	(1)	16.52
Forfeited	(2,761)		14.63
Outstanding March 31, 2026	865,226		$14.91

(1)
Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 112,882 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for restricted stock units as of March 31, 2026, is as follows:

	Shares Vesting
	February	March	April	Total
2026	—	—	231,888	231,888
2027	111,833	105,457	86,945	304,235
2028	111,828	105,456	—	217,284
2029	111,821	—	—	111,821
Total	335,482	210,913	318,833	865,228

As of March 31, 2026, total unrecognized compensation expense on restricted stock unit awards was approximately $9.3 million, and the expense is expected to be recognized over a weighted average vesting period of 1.2 years.

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

The following table contains summary information of the ATM Program since its inception through March 31, 2026:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	11,498,589
Average Price Per Share, net	$21.62

OP Unit Redemptions

At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of March 31, 2026, the Company had issued 9,601,008 shares of the Company's common stock to redeeming unitholders.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$10,040	$16,518

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	2,366	4,163
Net income attributable to Series B preferred stockholders	9,055	4,407
Net income attributable to Series C preferred stockholders	298	—
Net income (loss) for diluted computations	$21,759	$25,088

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	18,605	17,516
Average number of common shares from assumed vesting of unvested restricted stock units	341	843
Average number of common shares from assumed conversion of OP Units	4,186	5,038
Average number of common shares from assumed conversion of Series B Preferred Stock	27,518	12,652
Average number of common shares from assumed conversion of Series C Preferred Stock	806	—
Average number of common shares outstanding - diluted	51,456	36,049
Earnings per weighted average common share:
Basic	$0.54	$0.94
Diluted	$0.42	$0.70

13. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Redeemable noncontrolling interests in the OP, January 1,	$82,235	$86,164
Net income attributable to redeemable noncontrolling interests in the OP	2,366	4,163
Distributions to redeemable noncontrolling interests in the OP	(2,093)	(2,519)
Redeemable noncontrolling interests in the OP, March 31,	$82,508	$87,808

The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”) and excludes the OP Units held by the Company as they are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
March 31, 2026	18,686,983	4,186,109	22,873,092

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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the three months ended March 31, 2026 and 2025, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $2.7 million in 2024 for an aggregate of $12.7 million of contributions as of March 31, 2026. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 95.5% occupancy as of March 31, 2026.The preferred equity investment pays current interest at a rate of 6.5%, deferred interest at a rate of 4.5% and has a maturity date of May 1, 2030.

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

OP Unit Redemptions

As of March 31, 2026, the Company had issued 9,601,008 shares of the Company's common stock to redeeming unitholders. See Note 11.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.50% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the three months ended March 31, 2026 and 2025, operating expenses did not exceed the Expense Cap.

For the three months ended March 31, 2026 and 2025, the Company incurred management fees of $2.2 million and $1.4 million, respectively.

NSP Guaranty

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through NREF OP IV REIT Sub, LLC ("REIT Sub") together with NexPoint Diversified Real Estate Trust ("NXDT"), Highland Income and Opportunities Fund ("HFRO") and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of March 31, 2026. As of March 31, 2026, the outstanding NSP Series D Preferred Stock accrued dividends was $15.1 million and the Company and NXDT are jointly and severally liable for 85.90% of the guaranteed amount equal to $13.0 million.

NexPoint Storage Series G Preferred Stock

On October 8, 2025, the Company, through the OP, purchased 3,178,286 shares of Series G of NSP for an aggregate purchase price of approximately $3.2 million.

NSP Promissory Note

On January 16, 2026, the Company loaned $16.7 million to NexPoint Storage Partners Operating Company, LLC (“NSP OC”), a subsidiary of NSP and certain subsidiaries of NSP OC and of our Sponsor, as co-borrowers. In connection with the loan, NSP OC issued a promissory note (as amended the “NSP Note”) pursuant to which NSP OC may borrow up to an aggregate principal amount of $40.0 million. The NSP Note bears interest at 14% per annum, payable in kind, is interest‑only during its term, and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first‑priority lien on certain income streams and related deposit accounts of the co-borrowers and are subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock. On March 25, 2026, OSL purchased $7.5 million aggregate principal amount of the NSP Note and has the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. On March 30, 2026, affiliated entities of the Company funded $4.8 million and the Company also funded an additional $1.3 million. The Company's maximum commitment under the NSP Note is $40.0 million, of which $17.3 million was unfunded as of March 31, 2026.

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

Elysian at Hughes Center

As of March 31, 2026, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.4 million.

Series B Preferred Stock Offering

On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager used its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company paid the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Series B Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Series B Dealer Manager Fee”). On October 1, 2025, the Company increased the size of the Series B Preferred Stock offering to 17,200,000 shares for gross proceeds of $430.0 million. The Company completed the last close for the Series B Preferred

Stock offering on December 5, 2025. As of March 31, 2026, the Company has issued 16,186,525 shares of Series B Preferred Stock for gross proceeds of $395.6 million and paid the Dealer Manager $19.4 million Series B Selling Commissions and $9.5 million Series B Dealer Manager Fees. During the three months ended March 31, 2026, Series B Preferred stockholders redeemed 45,868 shares of Series B Preferred Stock. See Note 11.

Series C Preferred Stock Offering

On November 4, 2025, the Company announced the launch of the Series C Preferred Offering. The Dealer Manager serves as the Company's dealer manager in connection with the Series C Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series C Preferred Stock offered in the Series C Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series C Preferred Stock in the Series C Preferred Offering (“Series C Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series C Preferred Stock in the Series C Preferred Offering (the “Series C Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series C Selling Commissions and may reallow a portion of the Series C Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series C Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended or terminated by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of March 31, 2026, the Company has issued 894,673 shares of Series C Preferred Stock for gross proceeds of $22.1 million and paid the Dealer Manager $1.3 million Series C Selling Commissions and less than $0.5 million Series C Dealer Manager Fees.

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

SFR OP issued a note (the “SFR OP Note II”) to the Company on July 10, 2024 with a maximum commitment of $5.0 million. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through the REIT Sub, extended the maturity date to July 10, 2026. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million and $2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of March 31, 2026.

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

NexBank Loan

On April 29, 2024, the Company, through the OP, entered into a loan agreement with NexBank, as lender, providing for a loan in the aggregate principal amount of $10.0 million (the “NexBank Loan”). The NexBank Loan bears interest at the rate which is the higher of (i) One Month Term Secured Overnight Financing Rate plus 4.25% per annum or (ii) 8.25% per annum, which is interest only during the term of the NexBank Loan and had an initial maturity date of April 28, 2025, with the OP having two 364-day extension options, which may be exercised at the OP’s sole discretion. On February 9, 2026, the OP exercised its second extension option bringing the maturity date to April 27, 2027. As of March 31, 2026, the outstanding balance of the loan is $10.0 million.

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

Capital Acquisitions Partners, LLC

The Company owns approximately 79.1% of total outstanding membership interests of CAP. The remaining ownership is held by NexPoint Real Estate Opportunities, LLC, a wholly owned subsidiary of NXDT, an entity advised by an affiliate of the Manager. See Note 5 for additional information.

15. Commitments and Contingencies

Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

Mercado Commitments

On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $1.4 million was unfunded as of March 31, 2026. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of March 31, 2026. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:

•
0% to the Company and 100% to issuer up to a 20% IRR; and
•
10% to the Company and 90% to issuer thereafter,

Resmark Commitments

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of March 31, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of March 31, 2026.

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which was fully funded as of March 31, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of March 31, 2026.

NSP Promissory Note Commitments

On January 16, 2026, the Company loaned $16.7 million to NSP OC and certain subsidiaries of NSP OC and of our Sponsor, as co-borrowers. In connection with the loan, NSP OC issued the NSP Note pursuant to which NSP OC may borrow up to a maximum commitment of $40.0 million. The NSP Note bears interest at 14% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first priority lien on certain income streams and related deposit accounts of the co-borrowers and are subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock. On March 25, 2026, OSL purchased $7.5 million aggregate principal amount of the NSP Note and obtained the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. Effective on March 30, 2026, HFRO, NXDT, HGLB and NRES purchased aggregate principal amounts of $2.5 million, $1.0 million, $1.3 million and $0.1 million, respectively, and each has the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. The Company also funded an additional $1.3 million and the NSP note has $17.3 million outstanding as of March 31, 2026.

SFR OP Promissory Note II Commitments

SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub, extended the maturity date to July 10, 2026 and increased the maximum amount available under the SFR OP Note II to $15.0 million. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million and $2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of March 31, 2026.

Beacon - Self Storage Commitments

On August 1, 2025, the Company, through one of the Subsidiary OPs, committed to fund $10.0 million for a storage facility in Wappinger, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9%, which is payable in kind, with a maturity date of August 1, 2026. As of March 31, 2026, the Company has an unfunded commitment balance of $6.2 million.

Rockville - Self Storage Commitments

On October 23, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.0 million for a storage facility in Rockville, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9%, which is payable in kind, with a maturity date of October 23, 2030. As of March 31, 2026, the Company has an unfunded commitment balance of $6.2 million.

Hialeah - Small Bay Commitments

On December 10, 2025, the Company, through one of the Subsidiary OPs, committed to fund $28.0 million for an industrial facility in Hialeah, FL pursuant to a preferred equity agreement. The loan bears interest at 11%, with a maturity date of December 10, 2030. As of March 31, 2026, the Company has an unfunded commitment balance of $5.5 million.

Park Phase - Preferred Commitments

On December 30, 2025, the Company, through one of the Subsidiary OPs, committed to fund $17.4 million for a multifamily property in Chapel Hill, NC pursuant to a preferred equity agreement. The loan bears interest at 14%, with a maturity date of December 30, 2029. As of March 31, 2026, the Company has an unfunded commitment balance of $17.4 million.

Alewife Holdings Loan Commitments

On January 26, 2024, the Company, through OP IV, along with OSL, an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into a Mezzanine Loan and Security Agreement (the "Alewife Loan") whereby it made a loan in the maximum principal amount of up to $218.0 million to IQHQ-Alewife Holdings, LLC ("Alewife Holdings"), which is solely owned by IQHQ, L.P. The loan was initially secured by a first mortgage with a first lien position and other security interests. IQHQ Holdings is the sole common stockholder of IQHQ, Inc., and the IQHQ Participating Purchasers own common equity and stock warrants to purchase common equity in IQHQ Holdings and/or IQHQ, L.P. The Company has stock warrants to purchase common equity in IQHQ Holdings and has an ownership interest in the Series D-1 preferred stock and the Series E in IQHQ, Inc., which is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.

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

On September 30, 2025, the Alewife Loan was bifurcated into a (i) a senior mortgage loan in the maximum principal sum of $85.0 million (the "Alewife Senior Loan") and (ii) a mezzanine loan in the maximum principal sum of $133.0 million (the "Alewife Mezzanine Loan"). The Alewife Senior Loan was deemed fully funded, with the Company holding 73.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $62.5 million, and OSL holding 26.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $22.5 million. On September 30, 2025 the Company and OSL sold the Alewife Senior Loan. The Company's prior fundings of $102.0 million of the Alewife Loan were deemed fundings of the Alewife Mezzanine Loan, with the Company holding 100% of the Alewife Mezzanine Loan at closing. The Alewife Mezzanine Loan is secured by an equity pledge by Alewife Holdings of its equity interest in Alewife Member and an equity pledge by Alewife Member of its equity interest in Alewife. The Company's expected maximum commitment under the Alewife Mezzanine Loan is $133.0 million, of which $17.5 million was unfunded as of March 31, 2026.

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

On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock entered into a Revolving Credit Agreement (the “IQHQ Revolving Loan”) whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150 million of the principal amount of the IQHQ Promissory Note and the full $150 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025 is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of March 31, 2026, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, with an unfunded commitment balance of $20.0 million.

In connection with the IQHQ Revolving Loan, on December 31, 2024, Bridge Investor I entered into a Subscription Agreement (“IQHQ Subscription Agreement”) whereby Bridge Investor I committed to purchase $160.1 million of Series E of IQHQ, Inc. Pursuant to the IQHQ Subscription Agreement, the full $10.1 million of the interest accrued on the IQHQ Promissory Note was substituted and exchanged for a deemed funding of $10.1 million under the IQHQ Subscription Agreement. In connection with the IQHQ Subscription Agreement, on March 31, 2026, Bridge Investor I also entered into a Warrant Purchase Agreement (the “IQHQ Warrant Purchase Agreement”) whereby IQHQ Holdings issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Series E Warrant”). The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of

IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Series E Warrant is exercisable, in whole or in part, at any time, for ten years, unless there is an earlier change of control, initial public offering or liquidation.

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

The loan participation was considered a transfer of the IQHQ Promissory Note and the IQHQ Bridge Warrant and is considered a transfer of the Series E preferred stock of IQHQ, Inc. and the IQHQ Series E Warrant qualified as a sale under ASC 860, Transfers and Servicing, as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. The IQHQ Promissory Note was classified as Loans, held-for-investment, net, the Series E preferred stock of IQHQ, Inc. is classified as preferred stock and the IQHQ Bridge Warrant is classified as Stock warrant investments. The IQHQ Bridge Warrant is accounted for as investments in equity securities under ASC 321, Investments – Equity Securities, and the Company elected to use the fair value option. As a result, the IQHQ Bridge Warrant is being fair valued using a NAV approach. The model incorporates economic and control rights, marketability of the Units, and other market-derived metrics, applying discounts for lack of marketability and control due to the minority stake and absence of public trading options.

As of March 31, 2026, the Company has an unfunded commitment balance of $23.0 million under the IQHQ Subscription Agreement.

The table below shows the Company's unfunded commitments by investment type as of March 31, 2026 and December 31, 2025 (in thousands):

Investment Type	March 31, 2026	December 31, 2025
Loans	$69,656	$60,639
Preferred Equity	24,270	24,840
Common Equity	1,536	1,536
Preferred Stock	23,000	23,000
	$118,462	$110,015

16. Segment Reporting

We have one reportable segment: NREF. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NREF segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NREF segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for acquisitions or dividend amounts. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NREF as the one operating segment and the reportable segment. As of March 31, 2026 the Company’s chief operating decision maker was the Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer of the Company.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the Consolidated Statements of Operations.

17. Subsequent Events

Dividends Declared

The Board declared the second regular quarterly dividend of 2026 to common stockholders of $0.50 per share on April 28, 2026, to be paid on June 30, 2026, to common stockholders of record on June 15, 2026.

Series C Preferred

As of May 7, 2026, since March 31, 2026, the Company has issued an additional 286,289 shares of Series C Preferred Stock for net proceeds of $6.4 million.

Series B Preferred Redemptions

Subsequent to March 31, 2026, the Company redeemed an aggregate of 12,906 shares of the Series B Preferred Stock for $0.3 million.

5.75% Senior Note Payoff and Mizuho Facility

On April 29, 2026, the Company entered into a loan agreement for a $375 million senior secured term loan and total return swap with Mizuho Capital Markets LLC with a maturity date of May 1, 2029, with extension options to May 1, 2030. The proceeds from the transaction were used to repay in full the Company’s 5.75% Senior Notes due May 1, 2026.

VineBrook Revolving Credit Agreement

On May 7, 2026, the OP entered into a secured revolving credit agreement with VineBrook Homes Operating Partnership, LP., providing for borrowings of up to $20.0 million, with the ability to increase commitments to $30.0 million, subject to OP approval. Borrowings bear interest at 9.75% per annum, are secured by real estate properties acquired with loan proceeds, and mature on May 7, 2028, with two one‑year extension options subject to customary conditions and fees. The facility includes a 1.00% origination fee on each advance and permits prepayment at any time without penalty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and in our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Quarterly Report. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I, Item 1A, and “Risk Factors” in our Annual Report. Our management believes the assumptions underlying the Company's financial statements and accompanying notes are reasonable. However, the Company's financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

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

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of March 31, 2026 approximately $22.2 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $13.9 billion of loans and debt or credit related investments as of March 31, 2026 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. Parties in interest have filed a motion to vacate the HMIT settlement, and the Bankruptcy Trust Lawsuit has been stayed pending a ruling on that motion.

In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The appeal was argued on April 8, 2026. The Supreme Court rescheduled a status conference in the UBS Lawsuit previously set for April 14, 2026 to July 14, 2026. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

Our website is located at nref.nexpoint.com. From time to time, we may use our website as a distribution channel for material company information.

Purchases and Dispositions in the Quarter

Acquisitions and Originations

The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended March 31, 2026. The amounts in the table below are as of the purchase or investment date.

Investment	Property Type	Investment Date	Outstanding Principal Amount	Cost (% of Par Value)	Coupon (1)	Current Yield (1)		Maturity Date	Interest Rate Type
Mezzanine	Self-Storage	1/9/2026	$293,929	100.0%	11.5%	11.5%		10/23/2030	Floating
Mezzanine	Self-Storage	1/9/2026	101,420	100.0%	10.7%	10.7%		8/1/2026	Floating
Preferred Equity	Marina	1/15/2026	4,500,000	99.5%	13.0%	13.1%		10/30/2028	Fixed
Preferred Equity	Self-Storage	2/25/2026	3,000,000	100.0%	11.0%	11.0%		7/1/2027	Fixed
CMBS B-Piece	Multifamily	3/5/2026	6,283,147	85.4%	-%	-%	(2)	12/31/2026	Floating
Mezzanine	Life Science	3/9/2026	7,771,553	100.0%	14.0%	14.0%		2/9/2027	Floating
Preferred Equity	Single-family	3/9/2026	570,000	71.0%	13.5%	19.0%		4/28/2027	Fixed
Preferred Equity	Multifamily	3/24/2026	1,283,567	88.9%	14.0%	15.7%		6/19/2029	Fixed
Preferred Equity	Life Science	3/26/2026	9,045,226	99.5%	10.0%	10.1%		9/29/2026	Fixed
Promissory Note	Self-Storage	3/30/2026	17,990,184	100.0%	14.0%	14.0%		1/16/2031	Fixed
Promissory Note	Life Science	3/31/2026	23,000,000	99.0%	16.2%	16.3%		4/17/2026	Fixed
			$73,839,026
(1)
Current yield and coupon as of March 31, 2026.
(2)
This CMBS B-Piece is part of the Re-REMIC on K62, and has been re-securitized into a new security.

Redemptions and Sales

The following investments were redeemed or sold during the three months ended March 31, 2026:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
Preferred Equity	Life Science	10/19/2022	3/25/2026	$2,956,898	$2,956,898	$—	$—
Senior Loan	Single-family	2/11/2020	1/25/2026	670,160	670,160	—	—
Mezzanine	Multifamily	10/20/2020	1/25/2026	1,117,440	1,117,440	—	—
Preferred Equity	Marina	12/4/2025	1/9/2026	9,055,203	9,055,203	—	—
Preferred Equity	Marina	12/12/2025	1/9/2026	8,292,500	8,292,500	—	—
Preferred Equity	Marina	3/19/2025	1/20/2026	403,985	403,985	—	—
Preferred Equity	Multifamily	1/31/2025	3/16/2026	19,026	19,026	—	—
Promissory Note	Self-Storage	1/16/2026	3/31/2026	7,500,000	7,500,000	—	—
				$30,015,212	$30,015,212	$—	$—

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

Operating Expenses

G&A expenses. G&A expenses include, but are not limited to, audit fees, legal fees, listing fees, Board fees, equity-based and other compensation expenses, investor-relations costs and payments of reimbursements to our Manager. The Manager will be reimbursed for expenses it incurs on behalf of the Company. However, our Manager is responsible, and we will not reimburse our Manager or its affiliates, for the salaries or benefits to be paid to personnel of our Manager or its affiliates who serve as our officers, and we may grant equity awards to our officers under the Amended and Restated LTIP. Direct payment of operating expenses by us, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses to our Manager, plus the Annual Fee, may not exceed 2.5% of equity book value determined in accordance with GAAP, for any calendar year or portion thereof, provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate related investments. To the extent total corporate G&A expenses would otherwise exceed 2.5% of equity book value, our Manager will waive all or a portion of its Annual Fee to keep our total corporate G&A expenses at or below 2.5% of equity book value.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth a summary of our operating results for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net interest income	$15,299	$11,509	$3,790	32.9%
Other income	17,333	22,736	(5,403)	-23.8%
Operating expenses	(9,999)	(8,283)	(1,716)	20.7%
Net income	22,633	25,962	(3,329)	-12.8%
Net (income) loss attributable to Series A Preferred stockholders	(874)	(874)	—	-%
Net (income) loss attributable to Series B Preferred stockholders	(9,055)	(4,407)	(4,648)	105.5%
Net (income) loss attributable to Series C Preferred stockholders	(298)	—	(298)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(2,366)	(4,163)	1,797	-43.2%
Net income attributable to common stockholders	$10,040	$16,518	$(6,478)	-39.2%

The change in our net income for the three months ended March 31, 2026 as compared to the net income for the three months ended March 31, 2025 primarily relates to an increase in other income including changes in net assets related to consolidated CMBS VIEs, preferred stock and warrants, and a lower unrealized loss on common stock investments. Our net income attributable to common stockholders for the three months ended March 31, 2026 was approximately $10.0 million. We earned approximately $15.3 million in net interest income, generated income of $17.3 million in other income, incurred operating expenses of $10.0 million, allocated $0.9 million of income to Series A Preferred stockholders, allocated $9.1 million of income to Series B Preferred stockholders, allocated $0.3 million of income to Series C Preferred stockholders and allocated $2.4 million of income to redeemable non-controlling interests for the three months ended March 31, 2026.

Revenues

Net interest income. Net interest income was $15.3 million for the three months ended March 31, 2026 compared to $11.5 million for the three months ended March 31, 2025 which was an increase of approximately $3.8 million. The increase between the periods is primarily due to additional investments in preferred equity, revolving credit facilities, senior loans and mezzanine loans in the portfolio compared to the prior period. As of March 31, 2026 we own 90 discrete investments compared to 85 as of March 31, 2025.

Other income. Other income was $17.3 million for the three months ended March 31, 2026 compared to $22.7 million for the three months ended March 31, 2025 which was a decrease of approximately $5.4 million. This was primarily due to a decrease in unrealized gains related to preferred stock and stock warrant investments as well as an increase in dividend income.

Expenses

G&A expenses. G&A expenses were $3.3 million for the three months ended March 31, 2026 compared to $2.5 million for the three months ended March 31, 2025 which was an increase of approximately $0.8 million. The increase between the periods was primarily due to a $0.1 million increase in legal fees and a $0.7 million increase in accounting fees compared to the prior period.

Loan servicing fees. Loan servicing fees were $0.3 million for the three months ended March 31, 2026 and March 31, 2025 which remained flat period over period.

Management fees. Management fees were $2.2 million for the three months ended March 31, 2026 compared to $1.4 million for the three months ended March 31, 2025 which was an increase of approximately $0.8 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	2025	% Change
Net income attributable to common stockholders	$10,040	$16,518	-39.2%
Net income attributable to redeemable noncontrolling interests	2,366	4,163	-43.2%
Net income attributable to Series B Preferred stockholders	9,055	4,407	105.5%
Net income attributable to Series C Preferred stockholders	298	—	N/A

Weighted-average number of shares of common stock outstanding
Basic	18,605	17,516	6.2%
Diluted	51,456	36,049	42.7%
Net income per share, basic	$0.54	$0.94	-42.6%
Net income per share, diluted	$0.42	$0.70	-40.0%
Dividends declared per share	$0.5000	$0.5000	-%

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

CAD is a non-GAAP financial measure. We calculate CAD by adjusting EAD by adding back amortization of premiums, depreciation and amortization of real estate investments, amortization of deferred financing costs and by removing accretion of discounts and non-cash items, such as stock dividends. We use CAD to evaluate our performance and our current ability to pay distributions. We also believe that providing CAD as a supplement to GAAP net income (loss) to our investors is helpful to their assessment of our performance and our current ability to pay distributions. CAD does not represent net income or cash flows from operating activities and should not be considered as an alternative to GAAP net income, an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. Our computation of CAD may not be comparable to CAD reported by other REITs.

EAD per diluted common share and CAD per diluted common share are based on adjusted weighted average common shares outstanding – diluted. Adjusted weighted average common shares outstanding - diluted is a non-GAAP measure calculated by subtracting the dilutive effect of potential redemptions of Series B Preferred shares for shares of our common stock from weighted average common shares outstanding - diluted. Beginning in the fourth quarter of 2025, adjusted weighted average common shares outstanding – diluted also subtracts the dilutive effect of potential redemptions of Series C Preferred shares for shares of our common stock from weighted average common shares outstanding – diluted. We believe providing adjusted weighted average common shares outstanding - diluted and EAD per diluted common share and CAD per diluted common share based on adjusted weighted average common shares outstanding - diluted is helpful to our investors in their assessment of our performance without the potential dilutive effect of the Series B Preferred and Series C Preferred shares. We have the right to redeem the Series B Preferred and Series C Preferred shares for cash or shares of our common stock (collectively, the "Series B and C Preferred Redemptions"). Additionally, the Series B Preferred and Series C Preferred Redemptions are capped at 2% of the outstanding Series B Preferred and outstanding Series C Preferred shares, as applicable, per month, 5% per quarter and 20% per year, respectively. The Company maintains sufficient liquidity to pay cash to cover any redemptions up to the quarterly redemption cap. Further, it is the Company's intent to not settle the Series B and C Preferred Redemptions in shares of common stock when the Company's common stock price is below book value.

Adjusted weighted average common shares outstanding - diluted should not be considered as an alternative to the GAAP measures. Our computation of adjusted weighted average common shares outstanding - diluted may not be comparable to adjusted weighted average common shares outstanding - diluted reported by other companies.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of noncontrolling interests and adjusted weighted average common shares outstanding - diluted to weighted average common shares outstanding - diluted for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025	% Change
Net income attributable to common stockholders	$10,040	$16,518	(39.2)%
Net income attributable to redeemable noncontrolling interests	2,366	4,163	(43.2)%
Adjustments
Amortization of stock-based compensation	1,405	1,283	9.5%
Provision for (reversal of) credit losses	(2,983)	3,625	182.3%
Equity in (income) losses of equity method investments	(54)	(53)	1.9%
Unrealized (gains) or losses (1)	(746)	(15,861)	(95.3)%
EAD	$10,028	$9,675	3.6%

EAD per Diluted Common Share	$0.43	$0.41	4.9%

Adjustments
Amortization of premiums	3,920	2,262	73.3%
Accretion of discounts	(1,883)	(2,540)	25.9%
Depreciation and amortization of real estate investments	1,426	1,079	32.2%
Amortization of deferred financing costs	—	12	(100.0)%
CAD	$13,491	$10,488	28.6%

CAD per Diluted Common Share	$0.58	$0.45	28.9%

Weighted-average common shares outstanding - basic	18,605	17,516	6.2%
Weighted-average common shares outstanding - diluted	51,456	36,049	42.7%
Shares attributable to potential redemption of Series B Preferred	(27,518)	(12,652)	(117.5)%
Shares attributable to potential redemption of Series C Preferred	(806)	—	N/A
Adjusted weighted-average common shares outstanding - diluted (2)	23,132	23,397	(1.1)%

(1)
Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(2)
Adjusted weighted average common shares outstanding – diluted does not include the dilutive effect of the potential redemption of Series B or Series C Preferred Stock for our common shares.

Book Value per Share / Unit

The following table calculates our book value per share (in thousands, except per share data):

	March 31, 2026	December 31, 2025
Common stockholders' equity	$351,147	$350,380
Shares of common stock outstanding at period end	18,687	18,574
Book value per share of common stock	$18.79	$18.86

Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	March 31, 2026	December 31, 2025
Common stockholders' equity	$351,147	$350,380
Redeemable noncontrolling interests in the OP	82,508	82,235
Total equity	$433,655	$432,615

Redeemable OP Units at period end	4,186	4,186
Shares of common stock outstanding at period end	18,687	18,574
Combined shares of common stock and redeemable OP Units	22,873	22,760
Combined book value per share / unit	$18.96	$19.01

Our Portfolio

Our portfolio consists of senior loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, preferred stock, multifamily properties, promissory notes, revolving credit facilities and stock warrants with a combined unpaid principal balance of $1.4 billion as of March 31, 2026 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of March 31, 2026 (dollars in thousands):

	Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
	Senior Loans
1	Senior Loan	2/11/2020	$7,350		$1,018	Various	Single-family	5.35%	5.30%	1.84
2	Senior Loan	2/11/2020	5,000		555	Various	Single-family	5.24%	5.09%	2.51
3	Senior Loan	2/11/2020	30,203		3,076	Various	Single-family	4.74%	4.74%	0.08
4	Senior Loan	2/11/2020	34,495		3,421	Various	Single-family	5.55%	5.34%	2.59
5	Senior Loan	2/11/2020	5,297		568	Various	Single-family	5.99%	5.79%	2.67
6	Senior Loan	2/11/2020	8,298		978	Various	Single-family	5.88%	5.71%	2.76
7	Senior Loan	2/11/2020	6,204		764	Various	Single-family	5.46%	5.32%	2.92
8	Senior Loan	2/11/2020	9,997		1,179	Various	Single-family	4.72%	4.72%	0.08
	Total		106,844		11,559			5.26%	5.15%	1.63

	CMBS B-Pieces
1	CMBS B-Piece	2/11/2020	10,276	(5)	10,132	Various	Multifamily	9.78%	9.78%	—
2	CMBS B-Piece	2/11/2020	15,134	(5)	3,756	Various	Multifamily	5.44%	5.44%	0.65
3	CMBS B-Piece	7/30/2020	14,923	(5)	(5,000)	Various	Multifamily	12.78%	12.78%	1.24
4	CMBS B-Piece	4/20/2021	13,026	(5)	3,231	Various	Multifamily	9.92%	9.92%	4.91
5	CMBS B-Piece	5/2/2022	23,124	(5)	5,144	Various	Multifamily	5.25%	5.59%	12.66
6	CMBS B-Piece	7/28/2022	53,219	(5)	13,369	Various	Multifamily	8.92%	8.92%	3.32
7	CMBS B-Piece	2/22/2024	32,869	(5)	7,080	Various	Multifamily	6.10%	6.71%	2.82
8	CMBS B-Piece	4/24/2024	33,611	(5)	7,964	Various	Multifamily	5.78%	6.41%	2.99

9	CMBS B-Piece	3/5/2026	6,283	(5)	2,682	Various	Multifamily	—%	23.49%	0.75
	Total		196,182		45,676			7.61%	7.86%	3.90

	CMBS I/O Strips
1	CMBS I/O Strip	5/18/2020	17,590	(6)	244	Various	Multifamily	2.09%	24.66%	3.82
2	CMBS I/O Strip	8/6/2020	108,643	(6)	2,673	Various	Multifamily	3.08%	27.08%	4.24
3	CMBS I/O Strip	4/28/2021	62,787	(6)	817	Various	Multifamily	1.70%	28.62%	3.82
4	CMBS I/O Strip	5/27/2021	20,000	(6)	555	Various	Multifamily	3.50%	27.17%	4.15
5	CMBS I/O Strip	6/7/2021	4,266	(6)	53	Various	Multifamily	2.39%	41.38%	2.66
6	CMBS I/O Strip	6/11/2021	77,650	(6)	343	Various	Multifamily	2.07%	35.88%	3.15
7	CMBS I/O Strip	6/24/2021	18,006	(6)	137	Various	Multifamily	—%	—%	4.15
8	CMBS I/O Strip	8/10/2021	25,000	(6)	388	Various	Multifamily	1.96%	27.76%	4.07
9	CMBS I/O Strip	8/11/2021	6,942	(6)	238	Various	Multifamily	3.20%	21.49%	5.32
10	CMBS I/O Strip	8/24/2021	1,625	(6)	39	Various	Multifamily	2.70%	23.60%	4.82
11	CMBS I/O Strip	9/1/2021	34,625	(6)	564	Various	Multifamily	2.04%	26.77%	4.24
12	CMBS I/O Strip	9/11/2021	20,902	(6)	684	Various	Multifamily	3.05%	21.12%	5.49
13	CMBS I/O Strip	1/16/2025	15,000	(6)	1,325	Various	Multifamily	5.86%	16.07%	8.66
14	CMBS I/O Strip	4/15/2025	15,327	(6)	1,297	Various	Multifamily	5.88%	16.95%	8.07
	Total		428,363		9,357			2.58%	26.68%	4.30

	Mezzanine Loans
1	Mezzanine	6/12/2020	5,000		5,000	Houston, TX	Multifamily	11.00%	11.00%	1.19
2	Mezzanine	10/20/2020	5,470		2,202	Wilmington, DE	Multifamily	7.50%	7.39%	3.09
3	Mezzanine	10/20/2020	10,380		4,230	White Marsh, MD	Multifamily	7.42%	7.28%	5.25
4	Mezzanine	10/20/2020	14,253		5,754	Philadelphia, PA	Multifamily	7.59%	7.47%	3.17
5	Mezzanine	10/20/2020	3,700		1,483	Daytona Beach, FL	Multifamily	7.83%	7.73%	2.51
6	Mezzanine	10/20/2020	12,000		4,886	Laurel, MD	Multifamily	7.71%	7.56%	5.01
7	Mezzanine	10/20/2020	3,000		1,223	Temple Hills, MD	Multifamily	7.32%	7.18%	5.34
8	Mezzanine	10/20/2020	1,500		611	Temple Hills, MD	Multifamily	7.22%	7.08%	5.34
9	Mezzanine	10/20/2020	5,540		2,230	Lakewood, NJ	Multifamily	7.33%	7.22%	3.09
10	Mezzanine	10/20/2020	6,829		2,743	North Aurora, IL	Multifamily	7.53%	7.43%	2.76
11	Mezzanine	10/20/2020	3,620		1,475	Rosedale, MD	Multifamily	7.42%	7.28%	5.25
12	Mezzanine	10/20/2020	9,610		3,916	Cockeysville, MD	Multifamily	7.42%	7.28%	5.25
13	Mezzanine	10/20/2020	7,390		3,011	Laurel, MD	Multifamily	7.42%	7.28%	5.25
14	Mezzanine	10/20/2020	1,190		479	Las Vegas, NV	Multifamily	7.71%	7.60%	2.92
15	Mezzanine	10/20/2020	3,310		1,333	Atlanta, GA	Multifamily	6.91%	6.81%	3.25
16	Mezzanine	10/20/2020	4,010		1,609	Urbandale, IA	Multifamily	7.89%	7.79%	2.59
17	Mezzanine	11/18/2021	12,600		12,546	Irving, TX	Multifamily	—%	—%	2.67
18	Mezzanine	6/9/2022	3,784	(7)	3,783	Rogers, AR	Multifamily	—%	—%	(0.39)
19	Mezzanine	1/26/2024	115,504	(8)	115,505	Cambridge, MA	Life Science	14.00%	14.00%	0.86
20	Mezzanine	8/1/2025	3,813		3,651	Wappinger, NY	Self-Storage	10.73%	11.21%	0.34
21	Mezzanine	10/23/2025	2,789		2,572	Rockville, NY	Self-Storage	11.46%	12.43%	4.57
	Total		235,292		180,242			10.35%	10.32%	2.25

	Preferred Equity
1	Preferred Equity	5/29/2020	12,735		12,735	Houston, TX	Multifamily	11.00%	11.00%	4.09
2	Preferred Equity	9/29/2021	33,756		33,691	Holly Springs, NC	Life Science	10.00%	10.02%	0.50
3	Preferred Equity	12/28/2021	11,377		11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	5.92
4	Preferred Equity	1/14/2022	36,957		36,950	Vacaville, CA	Life Science	10.00%	10.00%	0.50
5	Preferred Equity	4/7/2022	3,903		3,881	Beaumont, TX	Self-Storage	13.82%	13.90%	4.42
6	Preferred Equity	6/8/2022	4,480		4,457	Temple, TX	Self-Storage	13.10%	13.17%	4.42
7	Preferred Equity	7/1/2022	16,000		15,975	Medley, FL	Self-Storage	11.00%	11.02%	1.25
8	Preferred Equity	8/10/2022	8,500		8,500	Plano, TX	Multifamily	—%	—%	(0.35)

9	Preferred Equity	10/5/2022		1,484	1,479	Kirkland, WA	Multifamily	9.00%	9.03%	1.76
10	Preferred Equity	10/19/2022		2,120	2,162	Woodbury, MN	Life Science	10.00%	9.81%	0.50
11	Preferred Equity	2/10/2023		31,169	31,196	Forney, TX	Multifamily	11.00%	10.99%	2.00
12	Preferred Equity	2/24/2023		30,582	30,611	Richmond, VA	Multifamily	11.00%	10.99%	0.98
13	Preferred Equity	5/16/2023		22,630	22,475	Phoenix, AZ	Single-family	13.50%	13.59%	1.08
14	Preferred Equity	5/17/2023		4,192	4,154	Houston, TX	Life Science	13.00%	13.12%	0.75
15	Preferred Equity	6/28/2024		12,000	11,955	Knoxville, TN	Marina	13.00%	13.05%	2.59
16	Preferred Equity	3/19/2025		4,881	4,881	Kuttawa, KY	Marina	13.00%	13.00%	9.38
17	Preferred Equity	1/31/2025		1,181	1,181	Houston, TX	Multifamily	14.00%	14.00%	2.01
18	Preferred Equity	12/10/2025		22,500	22,233	Miami, FL	Industrial	11.00%	11.13%	4.70
19	Preferred Equity	12/19/2025		1,284	1,141	Charlotte, NC	Multifamily	14.00%	15.75%	3.22
	Total			261,731	261,034			10.81%	10.85%	1.99

	Common Equity
1	Common Stock	11/6/2020		N/A	24,892	N/A	Self-Storage	N/A	N/A	N/A
2	Common Stock	4/14/2022		N/A	27,968	N/A	Ground Lease	N/A	N/A	N/A
3	Common Equity	2/10/2023		N/A	—	Forney, TX	Multifamily	N/A	N/A	N/A
4	Common Equity	2/24/2023		N/A	—	Richmond, VA	Multifamily	N/A	N/A	N/A
5	Common Equity	9/8/2023		N/A	—	Atlanta, GA	Multifamily	N/A	N/A	N/A
6	Common Equity	7/8/2025		N/A	—	Irving, TX	Multifamily	N/A	N/A	N/A
7	Membership Interest	4/9/2024		N/A	1,768	Various	Multifamily	N/A	N/A	N/A
	Total				54,628

	Preferred Stock
1	Preferred Stock	11/9/2023		N/A	18,616	Various	Life Science	15.50%	N/A	N/A
2	Preferred Stock	1/2/2025		N/A	136,081	Various	Life Science	16.50%	N/A	N/A
3	Preferred Stock	10/6/2025		N/A	3,269	Various	Self-Storage	15.00%	N/A	N/A
	Total				157,966			16.35%

	Real Estate
1	Real Estate	10/10/2023	(9)	N/A	(3,366)	Atlanta, GA	Multifamily	N/A	N/A	N/A
2	Real Estate	10/1/2025	(10)	N/A	5,670	Ft Worth, TX	Multifamily	N/A	N/A	N/A
	Total				2,304

	Promissory Notes
1	Promissory Note	7/10/2024		12,500	12,500	Various	Single-family	15.00%	15.00%	0.28
2	Promissory Note	9/30/2025		3,000	3,000	Las Vegas, NV	Multifamily	8.00%	8.00%	0.50
3	Promissory Note	1/16/2026		10,490	10,490	Various	Self-Storage	14.00%	14.00%	4.80
4	Promissory Note	3/31/2026		23,000	22,770	Cambridge, MA	Life Science	16.17%	16.33%	0.05
	Total			48,990	48,760			14.91%	14.98%	1.15

	Revolving Credit Facility
1	Revolving Credit Facility	12/31/2024		165,344	156,694	Various	Life Science	13.50%	14.25%	1.75
	Total			165,344	156,694			13.50%	14.25%	1.75

	Stock Warrants
1	Stock Warrant	5/23/2024		N/A	136,739	Various	Life Science	N/A	N/A	N/A
	Total				136,739

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
(9)
Real Estate is a 280-unit multifamily property. As of March 31, 2026, the property was 93.6% occupied with effective rent per occupied unit of $1,491 per month.
(10)
Real Estate is a 240-unit multifamily property. As of March 31, 2026, the property was 77.1% occupied with effective rent per occupied unit of $1,362 per month.

The following table details overall statistics for our portfolio as of March 31, 2026 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Stock Investments	Real Estate Investments	Stock Warrant Investments
Number of investments	90	20	60	7	2	1
Principal balance (1)	$1,065,366	$374,292	$691,074	N/A	N/A	N/A
Carrying value	$1,633,248	$361,318	$967,624	$54,628	$112,939	$136,739
Weighted-average cash coupon	5.51%	5.03%	5.77%	N/A	N/A	N/A
Weighted-average all-in yield	8.57%	11.09%	7.63%	N/A	N/A	N/A

(1)
Cost is used in lieu of principal balance for CMBS I/O Strips.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt payments, any potential obligations to fulfill unfunded commitments and dividend requirements for the twelve-month period following March 31, 2026.

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

	Asset Metrics			Debt Metrics
Investment	Fixed/Floating Rate	Interest Rate	Maturity Date	Fixed/Floating Rate	Interest Rate	Maturity Date	Net Spread
Senior Loans
Senior loan	Fixed	5.35%	2/1/2028	Fixed	3.51%	2/1/2028	1.84%
Senior loan	Fixed	5.24%	10/1/2028	Fixed	2.64%	10/1/2028	2.60%
Senior loan	Fixed	4.74%	4/1/2026	Fixed	2.14%	4/1/2026	2.60%
Senior loan	Fixed	5.55%	11/1/2028	Fixed	2.70%	11/1/2028	2.85%
Senior loan	Fixed	5.99%	12/1/2028	Fixed	3.14%	12/1/2028	2.85%
Senior loan	Fixed	5.88%	1/1/2029	Fixed	3.14%	1/1/2029	2.74%
Senior loan	Fixed	5.46%	3/1/2029	Fixed	2.99%	3/1/2029	2.47%
Senior loan	Fixed	4.72%	4/1/2026	Fixed	2.45%	4/1/2026	2.27%

Mezzanine Loans
Mezzanine	Fixed	7.50%	5/1/2029	Fixed	0.30%	5/1/2029	7.20%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.59%	6/1/2029	Fixed	0.30%	6/1/2029	7.29%
Mezzanine	Fixed	7.83%	10/1/2028	Fixed	0.30%	10/1/2028	7.53%
Mezzanine	Fixed	7.71%	4/1/2031	Fixed	0.30%	4/1/2031	7.41%
Mezzanine	Fixed	7.32%	8/1/2031	Fixed	0.30%	8/1/2031	7.02%
Mezzanine	Fixed	7.22%	8/1/2031	Fixed	0.30%	8/1/2031	6.92%
Mezzanine	Fixed	7.33%	5/1/2029	Fixed	0.30%	5/1/2029	7.03%
Mezzanine	Fixed	7.53%	7/1/2031	Fixed	0.30%	7/1/2031	7.23%
Mezzanine	Fixed	7.42%	1/1/2029	Fixed	0.30%	1/1/2029	7.12%
Mezzanine	Fixed	7.42%	7/1/2031	Fixed	0.30%	7/1/2031	7.12%
Mezzanine	Fixed	7.42%	4/1/2031	Fixed	0.30%	4/1/2031	7.12%
Mezzanine	Fixed	7.71%	3/1/2029	Fixed	0.30%	3/1/2029	7.41%
Mezzanine	Fixed	6.91%	7/1/2029	Fixed	0.30%	7/1/2029	6.61%
Mezzanine	Fixed	7.89%	11/1/2028	Fixed	0.30%	11/1/2028	7.59%

Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into the Credit Facility. Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of the Underlying Loans. No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of March 31, 2026, the outstanding balance on the Credit Facility was $97.4 million.

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

As discussed in Note 9 to our consolidated financial statements, in connection with our CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $164.6 million under our repurchase agreements and posted approximately $615.6 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding activity under the master repurchase agreement (dollars in thousands):

	March 31, 2026
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreement
CMBS
Mizuho(4)	4/15/2020	164,614	164,614	N/A	(5)	5.38%	0.0	615,619	240,905	225,571	4.1

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

At-The-Market Offering

On March 15, 2022, the Company, the OP and the Manager separately entered into separate Equity Distribution Agreements with each of the Sales Agents, pursuant to which the Company may issue and sell from time to time under its ATM Program. The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of March 31, 2026, pursuant to the Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the ATM Program, see Note 11 to our consolidated financial statements.

Series B Preferred Stock Offering

On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. On October 1, 2025, the Company increased the size of its Series B Preferred Stock offering to 17,200,000 shares for gross proceeds of

$430.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager served as the Company’s dealer manager in connection with the offering. The Dealer Manager used its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company paid the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) the Series B Selling Commissions and (ii) the Series B Dealer Manager Fee. The Company completed the last close on December 5, 2025 and terminated the Series B Preferred offering. As of March 31, 2026, the Company has sold 16,186,525 shares of Series B Preferred Stock for total gross proceeds of $395.6 million.

Series C Preferred Stock Offering

On November 4, 2025, the Company announced the launch of a continuous public offering of up to 8,000,000 shares of its Series C Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $200.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series C Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series C Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE, NYSE Texas or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series C Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) the Series C Selling Commissions and (ii) the Series C Dealer Manager Fee. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series C Selling Commissions and may reallow a portion of the Series C Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series C Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of March 31, 2026, the Company has sold 894,673 shares of Series C Preferred Stock for total gross proceeds of $22.1 million.

5.75% Notes Offering

The Company has an aggregate principal amount of $180.0 million of its 5.75% Notes outstanding as of March 31, 2026. The Company repaid the 5.75% Notes at maturity on May 1, 2026.

OP Notes Offering

In 2025, the OP issued a $45.0 million aggregate principal amount of its 2026 OP Notes for proceeds of approximately $42.6 million, after original issue discount, which were used to repay the 7.50% OP Notes at maturity.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of March 31, 2026, our cash and cash equivalents were $22.6 million.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$9,400	$16,039
Net cash provided by investing activities	84,694	71,281
Net cash (used in) financing activities	(103,201)	(70,885)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,107)	16,435
Cash, cash equivalents and restricted cash, beginning of period	34,354	7,053
Cash, cash equivalents and restricted cash, end of period	$25,247	$23,488

The three months ended March 31, 2026 as compared to the three months ended March 31, 2025

Cash flows from operating activities. During the three months ended March 31, 2026, net cash provided by operating activities was $9.4 million, compared to net cash provided by operating activities of $16.0 million for the three months ended March 31, 2025. This decrease primarily relates to the changes in provision for credit loss and paid in kind income.

Cash flows from investing activities. During the three months ended March 31, 2026, net cash provided by investing activities was $84.7 million, compared to net cash provided by investing activities of $71.3 million for the three months ended March 31, 2025. The increase primarily relates to an increase in proceeds from payments received on mortgage loans held for investment

Cash flows from financing activities. During the three months ended March 31, 2026, net cash used in financing activities was $103.2 million, compared to net cash used in financing activities of $70.9 million for the three months ended March 31, 2025. The increase primarily relates to an increase in the principal repayments on borrowings under secured financing agreements and a decrease in the borrowing under secured financing agreements, as well as the increase of the Re-REMIC of the CMBS held in variable interest entities.

Smaller Reporting Company Status

We are also a “smaller reporting company” as defined in the Exchange Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NXDT, an entity that is advised by an affiliate of the Manager, the Co-Guarantors, as guarantors, entered into the NSP Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of March 31, 2026. As of March 31, 2026, the outstanding NSP Series D Preferred Stock accrued dividends was $15.1 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.9% of the guaranteed amount equal to $13.0 million.

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

Mercado Commitments

On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $1.4 million was unfunded as of March 31, 2026. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% IRR hurdle as shown below. There was no value ascribed to the common interest as of March 31, 2026. Further, once the Company's preferred equity and accrued interest has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:

•
0% to the Company and 100% to issuer up to a 20.0% IRR; and
•
10% to the Company and 90% to issuer thereafter.

Resmark Commitments

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which has been fully funded as of March 31, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of March 31, 2026.

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of March 31, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of March 31, 2026.

NSP Promissory Note Commitments

On January 16, 2026, the Company loaned $16.7 million to NSP OC and certain subsidiaries of NSP OC and of our Sponsor, as co-borrowers. In connection with the loan, NSP OC issued the NSP Note pursuant to which NSP OC may borrow up to a maximum commitment of $40.0 million. The NSP Note bears interest at 14% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first-priority lien on certain income streams and related deposit accounts of the co-borrowers and are subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock. On March 25, 2026, OSL purchased $7.5 million aggregate principal amount of the NSP Note and obtained the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. Effective on March 30, 2026, HFRO, HGLB, NXDT, and NRES purchased aggregate principal amounts of $2.5 million, $1.0 million, $1.3 million and $0.1 million, respectively, and each has the right, but not the obligation to participate in any future advances up to its then-current pro rata share. The Company also funded an additional $1.3 million and the NSP Note has $17.3 million outstanding as of March 31, 2026.

SFR OP Promissory Note II Commitments

SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub. extended the maturity date to July 10, 2026, and increased the maximum amount available under the SFR OP Note II to $15.0 million. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million, $2.5 million on July 31, 2025, August 24, 2025, and September 24, 2025, respectively. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of March 31, 2026.

Beacon - Self Storage Commitments

On August 1, 2025, the Company, through one of the Subsidiary OPs, committed to fund $10.0 million for a storage facility in Wappinger, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9%, which is payable in kind, with a maturity date of August 1, 2026. As of March 31, 2026, the Company has an unfunded commitment balance of $6.2 million.

Rockville - Self Storage Commitments

On October 23, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.0 million for a storage facility in Rockville, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9%, which is payable in kind, with a maturity date of October 23, 2030. As of March 31, 2026, the Company has an unfunded commitment balance of $6.2 million.

Hialeah - Small Bay Commitments

On December 10, 2025, the Company, through one of the Subsidiary OPs, committed to fund $28.0 million for an industrial facility in Hialeah, FL pursuant to a preferred equity agreement. The loan bears interest at 11%, with a maturity date of December 10, 2030. As of March 31, 2026, the Company has an unfunded commitment balance of $5.5 million.

Park Phase - Preferred Commitments

On December 30, 2025, the Company, through one of the Subsidiary OPs, committed to fund $17.4 million for a multifamily property in Chapel Hill, NC pursuant to a preferred equity agreement. The loan bears interest at 14%, with a maturity date of December 30, 2029. As of March 31, 2026, the Company has an unfunded commitment balance of $17.4 million.

Alewife Holdings Loan Commitments

On January 26, 2024, the Company, through OP IV, along with OSL, an entity that may be deemed an affiliate of the Manager through common beneficial ownership, entered into the Alewife Loan whereby it made a loan in the maximum principal amount of up to $218.0 million to Alewife Holdings which is solely owned by IQHQ, L.P. Alewife Holdings is the sole member of Alewife Member and Alewife Member is the sole member of Alewife. The Company has an ownership interest in the Series D-1 preferred stock in IQHQ, Inc., who is the limited partner in IQHQ, L.P.; however, the Company has no controlling financial interest nor significant influence in IQHQ, L.P.

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

On September 30, 2025, the Alewife Loan was bifurcated into (i) the Alewife Senior Loan and (ii) the Alewife Mezzanine Loan. The Alewife Senior Loan was deemed fully funded, with the Company holding 73.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $62.5 million, and OSL holding 26.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $22.5 million. On September 30, 2025 the Company and OSL sold the Alewife Senior Loan. The Company's prior fundings of $102.0 million of the Alewife Loan were deemed fundings of the

Alewife Mezzanine Loan, with the Company holding 100% of the Alewife Mezzanine Loan at closing. The Alewife Mezzanine Loan is secured by an equity pledge by Alewife Holdings of its equity interest in Alewife Member and an equity pledge by Alewife Member of its equity interest in Alewife. The Company's expected maximum commitment under the Alewife Mezzanine Loan is $133.0 million, of which $17.5 million was unfunded as of March 31, 2026.

IQHQ Revolving Credit Facility, Series E and Warrant

On May 23, 2024, Bridge Investor I, an entity owned by an affiliate of the Manager, entered into the Bridge Purchase Agreement whereby IQHQ, L.P. issued and sold to Bridge Investor I the IQHQ Promissory Note with a purchase commitment of $150.0 million. The IQHQ Promissory Note bore interest at 16.5%, which was payable in kind, and matured on May 23, 2025. The IQHQ Promissory Note would automatically convert into Series E preferred stock of IQHQ, Inc. upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Bridge Purchase Agreement, IQHQ Holdings also issued and sold the IQHQ Bridge Warrant. The IQHQ Bridge Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Bridge Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation.

In connection with the Bridge Purchase Agreement, the Company, through certain subsidiaries, along with the IQHQ Participating Purchasers, entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers had a right to fund up to specified amounts of the IQHQ Promissory Note and the IQHQ Bridge Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser had the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser and NXDT OP had the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, was required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement. On December 2, 2024, the IQHQ Promissory Note was fully funded. The Company funded $148.6 million and the IQHQ Participating Purchasers funded $1.4 million.

On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock entered into the IQHQ Revolving Loan whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150.0 million of the principal amount of the IQHQ Promissory Note and the full $150.0 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025, is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of March 31, 2026, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, with an unfunded commitment balance of $20.0 million.

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

The loan participation was considered a transfer of the IQHQ Promissory Note and the IQHQ Bridge Warrant and is considered a transfer of the Series E preferred stock of IQHQ, Inc. and the IQHQ Series E Warrant qualified as a sale under ASC 860, Transfers and Servicing, as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. The IQHQ Promissory Note was classified as Loans, held-for-investment, net, the Series E preferred stock of IQHQ, Inc. is classified as preferred stock and the IQHQ Bridge Warrant is classified as Stock warrant investments. The IQHQ Bridge Warrant is accounted for as investments in equity securities under ASC 321, Investments – Equity Securities, and the Company elected to use the fair value option. As a result, the IQHQ Bridge Warrant is being fair valued using a NAV approach. The model incorporates economic and control rights, marketability of the Units, and other market-derived metrics, applying discounts for lack of marketability and control due to the minority stake and absence of public trading options.

As of March 31, 2026, the Company funded $137.0 million under the IQHQ Subscription Agreement with an unfunded commitment amount of $23.0 million.

The table below shows the Company's unfunded commitments by investment type as of March 31, 2026 and December 31, 2025 (in thousands):

Investment Type	March 31, 2026	December 31, 2025
Loans	$69,656	$60,639
Preferred Equity	24,270	24,840
Common Equity	1,536	1,536
Preferred Stock	23,000	23,000
	$118,462	$110,015

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

We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses for the portfolio on a collective basis, for loans that share similar risk characteristics, at the individual loan level, for our loan portfolio. The calculation is applied at the loan level. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2025. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The cumulative effect of adoption of ASU 2016-13 as of January 1, 2023 was a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2026 was $34.7 million. The reversal of credit losses of $3.0 million for the three months ended March 31, 2026 is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $31.8 million as of March 31, 2026.

Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Valuation of Common and Preferred Equity

As of March 31, 2026, the Company owns approximately 26.0% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the three months ended March 31, 2026, the unrealized gain related to the change in fair value estimate is $0.1 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.

As of March 31, 2026, the Company owns approximately 6.2% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the three months ended March 31, 2026, the unrealized gain related to the change in fair value estimate is $3.6 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.

As of March 31, 2026, the Company owns approximately 98.0% of the total outstanding common equity of each of RFGH and RTB. The Company holds RFGH and RTB based on the Company's proportionate share of income (losses) for the three months ended March 31, 2026. See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments RFGH and RTB.

As of March 31, 2026, the Company owns 11.8% of the total outstanding shares of the Series D-1 preferred, 46.0% of the Series E preferred, and 55.6 million warrants of IQHQ, Inc. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The preferred equity valuations use a discounted cash flow methodology with observable inputs for cash and paid-in-kind interest rates. The unobservable input is the discount rate which is supported by market conditions. The warrant valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the net asset value-based approach that derives the underlying equity value of IQHQ Inc. by considering the estimated fair value of its real estate assets and liabilities under ASC 820. This value is then allocated through the capital structure to the warrant instruments. Since IQHQ Inc.’s equity and warrants are not publicly traded, the valuation incorporates a discount for lack of marketability, which reflects the limited liquidity and transferability of the warrants. The necessary inputs for the warrant valuation include guideline publicly traded companies engaged in life science and specialized commercial real estate, which lead to the selection of multiples – adjusted for size, leverage, growth profile, and market conditions. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ, Inc.

Considerations Related to Tightening Monetary Policy

The macroeconomic environment remains challenging as central banks have held interest rates high to combat inflation. The high rate environment and ongoing economic uncertainty has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.

REIT Tax Election and Income Taxes

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the three months ended March 31, 2026.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 7, 2026, the OP, as administrative agent, sole lead arranger, sole bookrunner and lender, entered into a secured $20.0 million revolving credit agreement (the “Credit Agreement”) with VineBrook Homes Operating Partnership, L.P., as borrower (the “Borrower”), the operating partnership of VineBrook Homes Trust, Inc. (“VineBrook”), an entity that is managed by an affiliate of our Manager.

The Credit Agreement bears interest at 9.75% per annum and is secured by properties that subsidiaries of the Borrower acquire with the proceeds of the loan. The Credit Agreement matures on May 7, 2028, subject to two one-year extension options at the election of the Borrower, subject to customary conditions, including the payment of an extension fee equal to 0.50% of the aggregate revolving commitment. The Credit Agreement includes an origination fee at a rate of 1.00% of each advance, funded from the loan proceeds. The Borrower may request, subject to the approval of the OP, to increase the revolving commitment up to $30.0 million. Amounts owed under the Credit Agreement may be prepaid at any time without premium or penalty.

The Credit Agreement also contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum debt to capital ratio, a minimum net asset value and a minimum net operating income level. If an event of default occurs, and is not cured after customary notice and cure periods, the OP may require the immediate repayment of all outstanding borrowings and accrued and unpaid interest thereon.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Secured Promissory Note, dated January 16, 2026, by and between NexPoint Real Estate Finance Operating Partnership, L.P. and NexPoint Storage Partners Operating Company, LLC

10.2*

First Amendment to Secured Promissory Note and Joinder Agreement, dated March 25, 2026, by and among NexPoint Real Estate Finance Operating Partnership, L.P., NexPoint Storage Partners Operating Company and the joining borrowers party thereto

10.3*	Participation Agreement, dated March 25, 2026, by and between NexPoint Real Estate Finance Operating Partnership, L.P. and The Ohio State Life Insurance Company

10.4*

Participation Side Agreement, effective as of March 30, 2026, by and among NexPoint Real Estate Finance Operating Partnership, L.P., Highland Opportunities and Income Fund, NexPoint Diversified Real Estate Trust Operating Partnership, L.P., Highland Global Allocation Fund and NRESF REIT Sub II, LLC

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

NEXPOINT REAL ESTATE FINANCE INC.

Signature	Title	Date

/s/ Jim Dondero	President (Principal Executive Officer)	May 15, 2026
Jim Dondero

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 15, 2026
Paul Richards