Form 10-Q
period 2026-06-30
NexPoint Real Estate Finance, Inc.
filed 2026-08-13
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(Registrant's telephone number, including area code)

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

As of August 12, 2026, the registrant had 18,848,029 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended June 30, 2026

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

iii

PART I

Item 1. Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,379	$31,114
Restricted cash	131,851	3,240
Net Operating Real Estate Investments	163,807	113,879
Loans, held-for-investment, net ($63,891 and $23,797, with related parties, respectively) (1)	740,337	619,560
Common stock investments, at fair value ($27,378 and $24,761 with related parties, respectively)	56,670	49,104
Equity method investments ($0 and $1,714 with related parties, respectively)	—	1,714
Mortgage loans, held-for-investment, net (2)	68,250	121,239
Preferred stock investments, at fair value ($3,391 and $3,161 with related parties, respectively)	158,231	157,893
Accrued interest and dividends, net (3)	56,582	54,009
Mortgage loans held in variable interest entities, at fair value	3,815,226	3,987,281
CMBS structured pass-through certificates, at fair value	36,238	40,427
Stock warrant investments, at fair value	132,540	141,186
Accounts receivable and other assets	1,506	551
TOTAL ASSETS	$5,367,617	$5,321,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$480,396	$176,141
Master repurchase agreements	152,190	258,038
Unsecured notes, net	51,065	229,112
Mortgages payable, net	146,474	106,151
Accounts payable and other accrued liabilities	15,690	13,699
Accrued interest payable	13,357	13,795
Bonds payable held in variable interest entities, at fair value	3,646,077	3,692,390
Total Liabilities	4,505,249	4,489,326

Redeemable Series B Preferred stock, $0.01 par value: 17,200,000 and 17,200,000 shares authorized; 16,186,525 and 16,186,525 shares issued and 15,972,359, and 16,099,443 shares outstanding, respectively	361,381	359,783
Redeemable Series C Preferred stock, $0.01 par value: 8,000,000 and 8,000,000 shares authorized; 1,799,651 and 80,412 shares issued and outstanding, respectively	39,614	1,868
Redeemable noncontrolling interests in the OP	81,667	82,235

Stockholders' Equity:
Noncontrolling interest in subsidiary	95	95
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 1,645,000 shares issued and outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 18,848,029 and 18,574,101 shares issued and outstanding, respectively	189	186
Additional paid-in capital	400,459	404,207
Retained earnings (accumulated deficit)	(21,053)	(16,519)
Total Stockholders' Equity	379,706	387,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,367,617	$5,321,197

(1)
Includes credit allowance of $24.0 million and $26.5 million as of June 30, 2026 and December 31, 2025, respectively
(2)
Includes credit allowance of less than $0.1 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively
(3)
Includes credit allowance of $2.4 million as of June 30, 2026 and $8.1 million as of December 31, 2025

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income
Interest income	$25,465	$22,838	$49,919	$44,881
Interest expense	(8,926)	(10,769)	(18,081)	(21,303)
Total net interest income	16,539	12,069	31,838	23,578
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	3,425	789	8,297	7,873
Change in unrealized gain (loss) on CMBS structured pass-through certificates	224	660	697	1,832
Change in unrealized gain (loss) on common stock investments	2,310	(5,160)	6,066	(6,574)
Change in unrealized gain (loss) on preferred stock and stock warrant investments	(4,056)	23,022	(8,538)	38,195
Reversal of (provision for) credit losses	(773)	(5,284)	2,210	(8,909)
Dividend income	7,442	4,036	14,606	6,035
Other income (loss)	22	52	360	(18)
Realized gain	749	—	745	—
Loss on extinguishment of debt	—	(127)	—	(172)
Equity in income (losses) of equity method investments	(705)	(1,017)	(651)	(964)
Loss on sale from real estate owned	—	—	(1)	—
Revenues from consolidated real estate owned	2,158	2,502	4,338	4,911
Total other income	10,796	19,473	28,129	42,209
Operating expenses
General and administrative expenses	2,831	3,763	6,099	6,275
Loan servicing fees	272	374	572	695
Management fees	2,252	1,563	4,465	2,974
Expenses from consolidated real estate owned	4,681	3,571	8,899	7,610
Total operating expenses	10,036	9,271	20,035	17,554
Net income	17,299	22,271	39,932	48,233
Net (income) loss attributable to Series A preferred stockholders	(874)	(874)	(1,748)	(1,748)
Net (income) loss attributable to Series B preferred stockholders	(9,012)	(5,675)	(18,067)	(10,082)
Net (income) loss attributable to Series C preferred stockholders	(728)	—	(1,026)	—
Net (income) loss attributable to redeemable noncontrolling interests	(1,252)	(3,437)	(3,618)	(7,601)
Net income attributable to common stockholders	$5,433	$12,285	$15,473	$28,802

Weighted-average common shares outstanding - basic	18,844	17,712	18,725	17,615
Weighted-average common shares outstanding - diluted	53,978	39,460	52,597	37,349

Earnings per share outstanding - basic	$0.29	$0.69	$0.83	$1.64
Earnings per share outstanding - diluted	$0.29	$0.54	$0.73	$1.24

Dividends declared per common share	$0.5000	$0.5000	$1.0000	$1.0000

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Noncontrolling
Six Months Ended June 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	(accumulated deficit)	interest in Subsidiary	Total
Balances, December 31, 2025	1,645,000	$16	18,574,101	$186	$404,207	$(16,519)	$95	$387,985
Vesting of stock-based compensation	—	—	273,928	3	(2,188)	—	—	(2,185)
Stock compensation	—	—	—	—	3,156	—	—	3,156
Net income attributable to Series A preferred stockholders	—	—	—	—	—	1,748	—	1,748
Net income attributable to common stockholders	—	—	—	—	—	15,473	—	15,473
Series A preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(1,748)	—	(1,748)
Common stock dividends declared ($1.0000 per share)	—	—	—	—	—	(20,007)	—	(20,007)
Series B preferred stock fair value adjustment	—	—	—	—	(4,716)	—	—	(4,716)
Balances, June 30, 2026	1,645,000	$16	18,848,029	$189	$400,459	$(21,053)	$95	$379,706

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Noncontrolling
Three Months Ended June 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	(accumulated deficit)	interest in Subsidiary	Total
Balances, March 31, 2026	1,645,000	$16	18,686,983	$187	$404,733	$(16,279)	$95	$388,752
Vesting of stock-based compensation	—	—	161,046	2	(1,309)	—	—	(1,307)
Stock compensation	—	—	—	—	1,751	—	—	1,751
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	874
Net income attributable to common stockholders	—	—	—	—	—	5,433	—	5,433
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(10,207)	—	(10,207)
Series B preferred stock fair value adjustment	—	—	—	—	(4,716)	—	—	(4,716)
Balances, June 30, 2026	1,645,000	$16	18,848,029	$189	$400,459	$(21,053)	$95	$379,706

	Preferred Stock		Common Stock		Additional	Retained Earnings	Noncontrolling	Noncontrolling
Six Months Ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	(accumulated deficit)	interest in CMBS VIEs	interest in Subsidiary	Total
Balances, December 31, 2024	1,645,000	$16	17,461,129	$174	$387,892	$(54,948)	$3,255	$95	$336,484
Vesting of stock-based compensation	—	—	260,699	3	1,408	—	—	—	1,411
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	42	—	42
Net income attributable to Series A preferred stockholders	—	—	—	—	—	1,748	—	—	1,748
Net income attributable to common stockholders	—	—	—	—	—	28,802	—	—	28,802
Series A preferred stock dividends declared ($1.0626 per share)	—	—	—	—	—	(1,748)	—	—	(1,748)
Common stock dividends declared ($1.0000 per share)	—	—	—	—	—	(18,504)	—	—	(18,504)
Balances, June 30, 2025	1,645,000	$16	17,721,828	$177	$389,300	$(44,650)	$3,297	$95	$348,235

	Preferred Stock		Common Stock		Additional	Retained Earnings	Noncontrolling	Noncontrolling
Three Months Ended June 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	(accumulated deficit)	interest in CMBS VIEs	interest in Subsidiary	Total
Balances, March 31, 2025	1,645,000	$16	17,643,526	$176	$387,683	$(47,536)	$3,273	$95	$343,707
Vesting of stock-based compensation	—	—	78,302	1	1,617	—	—	—	1,618
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	24	—	24
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	12,285	—	—	12,285
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,399)	—	—	(9,399)
Balances, June 30, 2025	1,645,000	$16	17,721,828	$177	$389,300	$(44,650)	$3,297	$95	$348,235

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$39,932	$48,233
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	6,548	4,820
Accretion of discounts	(3,533)	(5,101)
Depreciation and amortization of real estate investments	3,154	1,693
Amortization of deferred financing costs	(4)	24
Provision for (reversal of) credit losses	(2,210)	8,909
Net change in unrealized (gain) loss on investments held at fair value	522	(29,567)
Equity in (income) losses of unconsolidated equity method ventures	651	964
Net realized (gain) loss	706	84
Stock-based compensation expense	3,156	2,971
Payment in kind income	(41,632)	(6,355)
Loss on extinguishment of debt	—	172
Fair value adjustment for Preferred Stock	(4,716)	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	3,413	(8,152)
Accounts receivable and other assets	(955)	(805)
Accrued interest payable	(438)	1,487
Accounts payable, accrued expenses and other liabilities	(1,234)	(20)
Net cash provided by operating activities	3,360	19,357

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	148,110	191,438
Proceeds from payments received on mortgage loans held for investment	116,710	39,671
Originations of mortgage loans, held-for-investment, net	—	(25,182)
Originations of loans, held-for-investment, net	(157,006)	(8,404)
Purchases of preferred stock and stock warrants	(37)	(94,513)
Purchases of equity method investments	(2,000)	(1,000)
Purchases of CMBS securitizations held in variable interest entities, at fair value	—	(11,590)
Increase in cash in connection with VIE consolidation	2,696	—
Proceeds from payments received on sale of equity method investments	2,312	—
Additions to real estate investments	(1,935)	(836)
Net cash provided by investing activities	108,850	89,584

Cash flows from financing activities
Borrowings under secured financing agreements	357,007	46,084
Proceeds from secured borrowings of CMBS securitizations held in VIEs, at fair value	19,769	—
Principal repayments on borrowings under secured financing agreements	(53,018)	(48,142)
Distributions to bondholders of variable interest entities	(114,823)	(180,095)
Principal repayment on unsecured notes	(180,000)	—
Borrowings under master repurchase agreements	12,043	27,274
Principal repayments on borrowings under master repurchase agreements	(42,996)	(9,781)
Proceeds from the issuance of Series B preferred stock through public offering, net of offering costs	—	96,562
Distributions from the redemptions of Series B preferred stock through public offering, net of redemption fees	(1,916)	—
Proceeds from the issuance of Series C preferred stock through public offering, net of offering costs	41,260	—
Principal repayments on mortgages payable	—	(164)
Payments for taxes related to net share settlement of stock-based compensation	(2,185)	(1,560)
Dividends paid to common stockholders	(21,747)	(17,627)
Dividends paid to Series A preferred stockholders	(1,748)	(1,748)
Dividends paid to Series B preferred stockholders	(15,067)	(8,021)
Dividends paid to Series C preferred stockholders	(727)	—
Distributions to redeemable noncontrolling interests in the OP	(4,186)	(5,038)
Net cash used in financing activities	(8,334)	(102,256)

Net increase (decrease) in cash, cash equivalents, and restricted cash	103,876	6,685
Cash, cash equivalents and restricted cash, beginning of period	34,354	7,053
Cash, cash equivalents and restricted cash, end of period	$138,230	$13,738

Supplemental Disclosure of Cash Flow Information
Interest paid	$18,519	$19,816
Supplemental Disclosure of Noncash Investing and Financing Activities
Increase (decrease) in dividends payable upon vesting of restricted stock units	(1,740)	877
Consolidation of noncontrolling interest in CMBS variable interest entities	—	42

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage real estate investment trust (a "REIT") incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants which are our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial, marina and life science sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of June 30, 2026, the Company held approximately 86.56% of the common limited partnership units in the OP (“OP Units”) which represents 100.00% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).

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

The Company’s primary investment objective is to generate attractive, risk-adjusted returns for stockholders over the long term. The Company intends to achieve this objective primarily by originating, structuring and investing in our target assets. The Company concentrates on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial, marina and life science sectors predominantly in the top 50 MSAs. Through active portfolio management the Company seeks to take advantage of market opportunities to achieve a superior portfolio risk-mix that delivers attractive total returns.

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

General

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC, these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited Consolidated Financial Statements, which are included in the Company’s Annual Report. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 and future fiscal years.

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Other than described below pertaining to the adoption of the new accounting pronouncement, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

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

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of June 30, 2026, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP. The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. FASB ASC Topic 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary, and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary, and it does not consolidate the VIE (see Note 6).

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

On the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, the Company consolidated each of the eight and nine Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary, respectively. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

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

Individual Allowance for Credit Losses

In certain circumstances, we may determine that a loan is no longer suited for the model because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, and/or

(iv) recovery of our loan may occur at an amount below our loan’s carrying value. We may instead elect to employ different methods to estimate an individual allowance for credit losses (“individual ACL”) for collateral dependent assets by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan in accordance with ASC 326, Financial Instruments – Credit Losses and related guidance and fair value the collateral associated with the loans. These valuations require significant judgments and actual losses, if any, could ultimately differ from estimated losses. The Company's collateral-dependent financial assets consist of CRE loans secured by mezzanine positions on the underlying properties. As of June 30, 2026, we individually evaluated two loans with multifamily collateral with an amortized cost of $12.3 million. The decrease in the amortized cost basis of collateral-dependent assets secured by multifamily properties was primarily attributable to the consolidation of Ridgeview Place Apartments, which resulted in the derecognition of the loan and removal of the associated individually assessed reserve. The reserve for credit losses decreased by $8.3 million during the six months ended June 30, 2026. This decrease was primarily driven by the Ridgeview Place Apartments consolidation, which resulted in an $8.4 million reduction in reserves, consisting of a $6.1 million charge-off recognized upon consolidation and a $2.3 million reversal of the remaining individually assessed reserve following derecognition of the loan and recognition of the underlying net assets. The decrease was partially offset by a $0.1 million increase in the collectively assessed reserve across the remaining portfolio, primarily driven by growth in outstanding loan balances.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to CECL in the same period. There were no loans past due as of June 30, 2026 and 2025, respectively. The amortized cost basis for loans on nonaccrual was $23.3 million, consisting of $12.3 million of mezzanine loans and $11.1 million of preferred equity as of June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, interest income recognized on a cash basis for loans while they were on nonaccrual status was approximately $0.2 million.

Loan Modifications Pursuant to ASC 326

During the six months ended June 30, 2026, the Company did not have any modifications on loans experiencing financial distress.

The following table summarizes our (provision for) reversal of credit losses as of June 30, 2026 and 2025 (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Balances, January 1,	$(34,741)	$(1,377)
(Provision for) reversal of credit losses	2,210	(6,497)
Write-offs related to real estate owned consolidations	6,073	—
(Provision for) reversal of individual reserve of credit losses	—	(2,412)
Balances, June 30,	$(26,458)	$(10,286)

The following table summarizes our expected credit loss reserve as of June 30, 2026 and 2025 (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Collective Reserve	$11,762	$3,624
Individual Reserve	14,696	6,662
Total Reserve	$26,458	$10,286

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

The Company considers loans to be past-due when an interest payment has not been made for 90 days or more, unless otherwise agreed upon with the sponsors of the respective loans. Loans will be placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when they become 120 days or more past-due unless the loan is both well secured and in the process of collection. Accrual of interest on individual loans is discontinued when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Our policy is to cease accruing interest when a loan’s delinquency exceeds 120 days. All interest accrued but not collected for loans that are placed on nonaccrual status or subsequently charged-off are reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status.

A loan is written off when it is no longer realizable and/or it is legally discharged. There were no recoveries as of June 30, 2026 and December 31, 2025.

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

3. Loans Held for Investment, Net

The Company’s investments in mortgage loans, mezzanine loans, preferred equity, promissory notes and revolving credit facilities are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity, promissory notes and revolving credit facilities are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of June 30, 2026 and December 31, 2025, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
June 30, 2026
Mortgage loans, held-for-investment	$66,322	$68,250	6	100.00%	5.57%	2.3
Mezzanine loans, held-for-investment	268,886	262,004	22	49.32%	11.59%	1.8
Preferred equity, held-for-investment	295,940	279,037	20	57.71%	11.08%	1.9
Promissory notes, held-for-investment	23,470	23,173	2	100.00%	14.53%	2.7
Revolving credit facility, held-for-investment	184,142	176,123	2	100.00%	13.13%	2.2
	$838,760	$808,587	52	68.83%	11.36%	2.0

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2025
Mortgage loans, held-for-investment	$118,550	$121,239	9	100.00%	5.31%	1.9
Mezzanine loans, held-for-investment	229,927	220,814	22	43.35%	10.18%	2.6
Preferred equity, held-for-investment	261,175	244,959	20	54.84%	10.92%	2.8
Promissory notes, held-for-investment	15,500	15,459	2	100.00%	13.65%	0.6
Revolving credit facility, held-for-investment	148,600	138,328	1	100.00%	13.50%	2.0
	$773,752	$740,799	54	67.92%	10.40%	2.4

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

For the six months ended June 30, 2026 and 2025, the loans held for investment, net and preferred equity portfolio activity was as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Balances, January 1,	$740,799	$760,939
Originations	157,006	33,586
Proceeds from principal repayments	(116,710)	(39,671)
PIK distribution reinvested in Preferred Units	41,438	6,355
Amortization of loan premium, net (1)	1,677	1,490
(Provision for) reversal of credit losses	2,210	(8,909)
Write-offs related to real estate owned consolidations	(6,073)	—
Decrease in loans held for investment, net of consolidation of real estate	(11,760)	—
Balances, June 30,	$808,587	$753,790

(1)
Includes net amortization of loan purchase premiums.

As of June 30, 2026 and December 31, 2025, there were $6.1 million and $6.3 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.

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

	June 30, 2026
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	47	801,693	99.15%
4	3	6,894	0.85%
5	2	—	—%
	52	$808,587	100.00%

	December 31, 2025
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—
2	—	—	—
3	50	729,529	98.48%
4	1	1,397	0.19%
5	3	9,873	1.33%
	54	$740,799	100.00%

Our loan portfolio had a weighted-average risk rating of 3.0 as of June 30, 2026 and December 31, 2025, respectively.

The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	Number of	Outstanding	Carrying Value by Year of Origination (1)
Risk Rating	Loans	Face Amount	2026	2025	2024	2023	2022	Prior	Total
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	47	816,593	92,598	33,020	305,066	89,625	61,449	219,935	801,693
4	3	9,883	—	—	—	—	5,693	1,201	6,894
5	2	12,284	—	—	—	—	—	—	—
	52	$838,760	$92,598	$33,020	$305,066	$89,625	$67,142	$221,136	$808,587

	December 31, 2025
	Number of	Outstanding	Carrying Value by Year of Origination (1)
Risk Rating	Loans	Face Amount	2025	2024	2023	2022	2021	Prior	Total
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	50	747,367	50,740	265,929	83,312	65,363	35,084	229,101	729,529
4	1	1,500	—	—	—	—	—	1,397	1,397
5	3	24,884	—	—	—	—	9,873	—	9,873
	54	$773,751	$50,740	$265,929	$83,312	$65,363	$44,957	$230,498	$740,799

(1)
Represents the date a loan was originated or acquired.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	June 30, 2026	December 31, 2025
Massachusetts	26.21%	17.57%
Texas	11.90%	15.22%
Georgia	5.96%	10.41%
Florida	7.94%	8.19%
Maryland	7.53%	7.75%
California	6.00%	5.88%
Virginia	5.77%	5.67%
Other (22 and 22 states each at <4%)	28.69%	29.31%
	100.00%	100.00%

Collateral Property Type	June 30, 2026	December 31, 2025
Life Science	39.75%	28.07%
Multifamily	29.37%	30.94%
Single Family Rental	19.25%	27.92%
Self-Storage	5.40%	4.49%
Marina	2.67%	4.91%
Industrial	3.56%	3.67%
	100.00%	100.00%

4. CMBS Trusts

As of June 30, 2026, the Company consolidated eight of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	June 30, 2026	December 31, 2025
Mortgage loans held in variable interest entities, at fair value	$3,815,226	$3,987,281
Accrued interest receivable	2,677	3,339

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(3,646,077)	(3,692,390)
Accrued interest payable	(2,107)	(2,699)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net interest earned	$3,521	$5,720	$8,494	$11,839
Realized gain (loss)	$(353)	$(130)	(1,450)	(84)
Unrealized gain (loss)	257	$(4,801)	1,253	(3,882)
Change in net assets related to consolidated CMBS variable interest entities	$3,425	$789	$8,297	$7,873

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	June 30, 2026	December 31, 2025
Texas	18.44%	17.92%
Colorado	9.42%	10.20%
California	7.58%	8.58%
Florida	8.56%	8.30%
Washington	7.76%	7.53%
Georgia	5.79%	5.60%
New York	4.91%	5.27%
North Carolina	5.30%	5.14%
Other (28 and 33 states each at <4%)	32.24%	31.46%
	100.00%	100.00%

5. Common and Preferred Stock Investments

Common Stock Investments, at fair value

The Company owns approximately 27.6% of the total outstanding shares of common stock of NSP as of June 30, 2026, and thus can exercise significant influence over NSP. NSP is a VIE and the Company has determined that it is not the primary beneficiary of NSP. The investment qualifies to be accounted for using the equity method. However, the Company elected the fair-value option in accordance with ASC 825-10-10, Fair Value Option ("ASC 825-10-10") for NSP.

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

The Company owns approximately 6.2% of the total outstanding shares of common stock of a private ground lease REIT (the "Private REIT") as of June 30, 2026. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.

The investment in the Private REIT is a Level 3 asset in the fair value hierarchy. As of June 30, 2026, the Company valued this investment based on the Private REIT's market approach price of $21.01 per share.

The following table presents the common stock investments as of June 30, 2026 and December 31, 2025, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	45,404	42,824	$27,378	$24,761
Private REIT	4/14/2022	Ground Lease	1,394,213	1,394,213	$29,292	$24,343

Equity Method Investments

The Company owns approximately 98.0% of the total outstanding common equity of each of Resmark Forney Gateway Holdings, LLC ("RFGH") and Resmark The Brook Holdings, LLC ("RTB"). These investments are held in entities that are considered VIEs as the power to direct activities is not proportional to ownership interests. As of June 30, 2026, the common interest had a book value of zero.

Preferred Stock Investments, at fair value

On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc., a privately held life sciences real estate investment trust. The Series D-1 dividend accumulates quarterly at a 15.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The Company owns approximately 11.8% of the total outstanding shares of the Series D-1 as of June 30, 2026.

The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of June 30, 2026, the Company valued this investment at fair value, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.

On January 2, 2025, the Company invested in the Series E preferred stock ("Series E") of IQHQ, Inc. through the IQHQ Subscription Agreement (as defined in Note 15). The Series E dividend accumulates quarterly at a 16.5% dividend rate per annum. The Series E are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 46.0% of the total outstanding shares of the Series E as of June 30, 2026. The Company valued this investment at fair value, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.

On October 8, 2025, the Company invested in the Series G preferred stock ("Series G") of NSP through the NSP Subscription Agreement (as defined in Note 15). The Series G dividend accumulates quarterly at a 15.0% dividend rate per annum. The Series G are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 99.0% of the total outstanding shares of the Series G as of June 30, 2026.

The investment in the Series G is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset.

Warrants are granted with the issuance of Series E Preferred stock and a prior bridge loan with IQHQ Holdings L.P. ("IQHQ Holdings"). The warrant valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820, Fair Value Measurement ("ASC 820"). Specifically, these techniques include the net asset value-based approach that derives the underlying equity value of IQHQ by considering the estimated fair value of its real estate assets and liabilities under ASC 820. This value is then allocated through the capital structure to the warrant instruments. Since IQHQ’s equity and warrants are not publicly traded, the valuation incorporates a discount for lack of marketability, which reflects the limited liquidity and transferability of the warrants. The necessary inputs for the warrant valuation include guideline publicly traded companies engaged in life science and specialized commercial real estate, which lead to the selection of multiples – adjusted for size, leverage, growth profile, and market conditions. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs.

The following table presents Preferred stock and warrant investments, at fair value as of June 30, 2026 and December 31, 2025, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	Interest Rate	Maturity Date
Preferred Stock
IQHQ Series D Preferred Stock	11/9/2023	Life Science	18,949	18,949	$18,643	$18,617	15.50%	N/A
IQHQ Series E Preferred Stock	1/2/2025	Life Science	137,013	137,013	136,197	136,115	16.50%	N/A
NSP Series G Preferred Stock	10/8/2025	Self - Storage	3,410	3,178	3,391	3,161	15.00%	N/A
Warrants
IQHQ, Inc.	5/23/2024	Life Science	58,906,493	55,584,966	132,540	141,186	N/A	N/A

6. Unconsolidated Variable Interest Entities

Unconsolidated VIEs

The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.

As of June 30, 2026, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of June 30, 2026
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	27.6%
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	98.0%
Private REIT	Common Stock	Ground Lease	6.2%

As of December 31, 2025, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of December 31, 2025
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	26.0%
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	98.0%
Private REIT	Common Stock	Ground Lease	6.2%
Ridgeview Place	Common Equity	Multifamily	5.9%
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	79.1%

As of June 30, 2026, the Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $27.4 million NSP common stock investment. As of June 30, 2026, the Company's maximum exposure to loss of value for the Private REIT investment is the fair value of the Company's $29.3 million Private REIT common stock investment. The combined maximum exposure of Resmark Gateway and Resmark Brook is zero.

7. CMBS Structured Pass-Through Certificates

As of June 30, 2026, the Company held 14 CMBS interest only structured pass-through certificates (“CMBS I/O Strips') at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties.

The following table presents the CMBS I/O Strips as of June 30, 2026 (dollars in thousands):

Investment	Investment Date	Carrying Value (1)	Property Type	Interest Rate	Current Yield (2)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$997	Multifamily	2.09%	26.50%	1/25/2030
CMBS I/O Strip	8/6/2020	10,725	Multifamily	3.08%	28.55%	6/25/2030
CMBS I/O Strip	4/28/2021	3,006	Multifamily	1.70%	30.28%	1/25/2030
CMBS I/O Strip	5/27/2021	2,246	Multifamily	3.50%	28.70%	5/25/2030
CMBS I/O Strip	6/7/2021	213	Multifamily	2.39%	45.29%	11/25/2028
CMBS I/O Strip	6/11/2021	725	Multifamily	2.07%	37.55%	5/25/2029
CMBS I/O Strip	6/24/2021	463	Multifamily	—%	—%	5/25/2030
CMBS I/O Strip	8/10/2021	1,481	Multifamily	1.96%	29.37%	4/25/2030
CMBS I/O Strip	8/11/2021	922	Multifamily	3.20%	22.41%	7/25/2031
CMBS I/O Strip	8/24/2021	158	Multifamily	2.70%	24.73%	1/25/2031
CMBS I/O Strip	9/1/2021	2,257	Multifamily	2.04%	28.24%	6/25/2030
CMBS I/O Strip	9/11/2021	2,633	Multifamily	3.05%	21.99%	9/25/2031
CMBS I/O Strip	1/16/2025	5,258	Multifamily	5.86%	16.40%	11/25/2034
CMBS I/O Strip	4/24/2025	5,154	Multifamily	5.88%	17.34%	4/25/2034
Total		$36,238		3.59%	24.57%

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
(2)
Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net interest expense	$222	$194	$(95)	$(19)
Change in unrealized gain (loss) on CMBS structured pass-through certificates	224	660	697	1,832
Total	$446	$854	$602	$1,813

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

On May 13, 2026, the Company exercised its right to terminate the manager of Ridgeview Place, which owns a 390-unit multifamily property in Irving, Texas. As such, the Company is the primary beneficiary of Ridgeview Place and consolidates the property within our consolidated financial statements. Upon consolidation of Ridgeview Place, the Company derecognized the $12.5 million loan held for investment and recognized the underlying assets and liabilities of the consolidated entity, including $52.2 million of real estate owned, a $40.3 million mortgage payable, and approximately $1.3 million of net working capital. The recognition of these assets resulted in a $2.3 million gain upon consolidation, which was recorded as a reversal of the previously established individual reserve.

As of June 30, 2026, the components of the Company's investments in multifamily properties were as follows (in thousands):

Net Operating Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Alexander at the District	$7,806	$61,008	$—	$61	$1,832	$70,707
Mag & May	5,105	42,907	694	—	705	49,411
Ridgeview Place	8,991	41,022	1,032	—	1,148	52,193
Accumulated depreciation and amortization	—	(6,282)	(727)	—	(1,495)	(8,504)
Net Operating Real Estate Investments	$21,902	$138,655	$999	$61	$2,190	$163,807

As of December 31, 2025, the components of the Company's investments in multifamily properties were as follows (in thousands):

Net Operating Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Alexander at the District	$7,806	$59,854	$—	$643	$1,515	$69,818
Mag & May	5,105	42,907	694	—	705	49,411
Accumulated depreciation and amortization	—	(4,524)	—	—	(826)	(5,350)
Net Operating Real Estate Investments	$12,911	$98,237	$694	$643	$1,394	$113,879

The following table reflects the revenues and expenses for the three and six months ended June 30, 2026 and 2025, for our multifamily properties (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental income	$2,096	$2,454	$4,233	$4,832
Other income	62	48	105	79
Total revenues	$2,158	$2,502	$4,338	$4,911
Expenses
Interest expense	1,149	1,837	2,284	3,657
Real estate taxes and insurance	277	374	553	763
Property operating expenses	400	560	782	1,127
Property general and administrative expenses	1,063	117	1,999	241
Property management fees	64	71	127	141
Depreciation and amortization	1,728	614	3,154	1,693
Rate cap (income) expense	—	(2)	—	(12)
Total expenses	$4,681	$3,571	$8,899	$7,610
Net income (loss) from consolidated real estate owned	$(2,523)	$(1,069)	$(4,561)	$(2,699)

9. Debt

The following table summarizes the Company’s financing arrangements in place as of June 30, 2026 (dollars in thousands):

	June 30, 2026
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreement
CMBS
Mizuho(4)	4/15/2020	152,190	152,190	N/A	(5)	5.33%	0.0	583,167	209,860	195,146	4.1
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	61,185	61,185	7/12/2029		2.90%	2.3	66,322	68,250	68,250	2.3
Mezzanine loans
Freddie Mac	10/20/2020	52,003	52,003	8/1/2031		0.30%	4.0	127,609	91,464	91,464	4.0
Multifamily properties
Newmark	11/15/2021	42,050	40,323	12/1/2028		6.08%	3.4	N/A	52,193	52,193	3.4
Argentic	10/10/2023	63,500	63,500	11/6/2026	(6)	8.32%	1.4	N/A	64,045	64,045	1.4
Ullico	12/15/2025	42,000	42,651	10/1/2027		6.31%	2.3	N/A	47,570	47,570	2.3
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,937	4/26/2027	(7)	8.25%	0.8	N/A	N/A	29,292	N/A
Secured financing debt
Mizuho TRS	4/29/2026	362,200	357,271	5/1/2030	(8)	7.63%	3.8	936,440	858,273	858,273	1.62
Unsecured Financing
Various	10/10/2025	45,000	44,565	10/10/2026	(9)	7.88%	1.3	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	1.3	N/A	N/A	N/A	N/A
Total/weighted average		$836,628	$830,125			6.34%	2.6	$1,713,538	$1,391,655	$1,406,233	2.7

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
(5)
The master repurchase agreement with Mizuho Securities ("Mizuho") does not have a stated maturity date. The transactions in place have a one-month to two-month tenor and are expected to roll accordingly.
(6)
Debt was assumed upon consolidation of this property and recorded at the outstanding principal amount. The Company extended the loan to November 6, 2026 and has the option to extend further to November 6, 2027.
(7)
On February 9, 2026, the Company extended the debt to April 26, 2027.
(8)
On April 29, 2026, the Company, as borrower, entered into a $375.0 million term loan with Mizuho and borrowed an initial amount of $310.0 million (the "Mizuho Loan"). The Company used a portion of the proceeds to fully repay the 5.75% Senior Unsecured Notes due May 1, 2026 (the “5.75% Notes”). The Company has the option to extend the maturity date of the Mizuho Loan to May 1, 2030.
(9)
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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of June 30, 2026. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of June 30, 2026 and December 31, 2025, the outstanding balance on the Credit Facility was $61.2 million and $108.2 million, respectively.

We, through the Subsidiary OPs, have borrowed approximately $152.2 million under our repurchase agreements and posted $583.2 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of June 30, 2026. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $118.5 million coming due within 12 months of the financial statement issuance date, primarily due to the 2026 OP Notes, which mature on October 10, 2026 and a mortgage loan which matures on November 6, 2026.

In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs and (ii) utilize extension options contractually available under the 2026 OP Notes and the Alexander at the District mortgage loan. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, and its ability to refinance debt. In evaluating its ability to meet remaining obligations as they come due, management considered the Company’s projected compliance with debt covenants, which it currently expects to achieve, available contractual extension options under the 2026 OP Notes and the Alexander at the District mortgage loan, expected cash flows from operations, and overall liquidity position. Management believes these factors will be sufficient to satisfy the Company’s obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As of June 30, 2026, the outstanding principal balances related to the levered senior and mezzanine loans consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
Senior Loans
Senior loan	2/11/2020	32,243	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	6,361	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	7,532	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,577	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	4,903	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,569	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$61,185				2.90%
Mezzanine Loans
Mezzanine loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$52,003				0.30%

(1)
Outstanding principal balance represents the total repurchase agreement balance outstanding as of June 30, 2026

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

For the six months ended June 30, 2026 and 2025, the activity related to the carrying value of the master repurchase agreements, secured financing agreements, mortgages payable and unsecured financing were as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Balances as of, January 1,	$769,442	$795,688
Principal borrowings	369,050	73,358
Principal repayments	(350,909)	(57,923)
Increase in Mortgages Payable in connection with VIE consolidation	40,327	—
Principal repayments on mortgages payable	—	(164)
Loss on extinguishment of debt	—	172
Accretion of discounts	2,219	826
Amortization of deferred financing costs	(4)	24
Balances as of June 30,	$830,125	$811,981

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2026 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2026 (1)	$—	$152,190	$152,190
2027	167,000	—	167,000
2028	42,050	52,794	94,844
2029	362,200	31,324	393,524
2030	—	—	—
Thereafter	—	29,070	29,070
	$571,250	$265,378	$836,628

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of June 30, 2026 (in thousands):

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$6,379	$6,379	$—	$—	$6,379
Restricted cash	131,851	131,851	—	—	131,851
Loans, held-for-investment, net	740,337	—	—	756,962	756,962
Preferred stock investments, at fair value	158,231			158,231	158,231
Common stock investments, at fair value	56,670	—	—	56,670	56,670
Equity method investments	—	—	—	—	—
Mortgage loans, held-for-investment, net	68,250	—	—	66,955	66,955
Accrued interest	56,582	56,582	—	—	56,582
Mortgage loans held in variable interest entities, at fair value	3,815,226	—	3,811,778	3,448	3,815,226
CMBS structured pass-through certificates, at fair value	36,238	—	36,238	—	36,238
Stock warrant investments, at fair value	132,540	—	—	132,540	132,540
Accounts receivable and other assets	1,506	1,506	—	—	1,506
	$5,203,810	$196,318	$3,848,016	$1,174,806	$5,219,140

Liabilities
Secured financing agreements, net	$480,396	$—	$—	$467,962	$467,962
Master repurchase agreements	152,190	—	—	152,190	152,190
Unsecured notes, net	51,065	—	53,156	—	53,156
Mortgages payable, net	146,474	—	—	143,918	143,918
Accounts payable and other accrued liabilities	15,690	15,690	—	—	15,690
Accrued interest payable	13,357	13,357	—	—	13,357
Bonds payable held in variable interest entities, at fair value	3,646,077	—	3,646,077	—	3,646,077
	$4,505,249	$29,047	$3,699,233	$764,070	$4,492,350

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of December 31, 2025 (in thousands):

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$31,114	$31,114	$—	$—	$31,114
Restricted cash	3,240	3,240	—	—	3,240
Loans, held-for-investment, net	619,560	—	—	651,395	651,395
Preferred stock investments, at fair value	157,893			157,893	157,893
Common stock investments, at fair value	49,104	—	—	49,104	49,104
Equity method investments	1,714	—	—	1,714	1,714
Mortgage loans, held-for-investment, net	121,239	—	—	119,991	119,991
Accrued interest	54,009	54,009	—	—	54,009
Mortgage loans held in variable interest entities, at fair value	3,987,281	—	3,983,276	4,005	3,987,281
CMBS structured pass-through certificates, at fair value	40,427	—	40,427	—	40,427
Stock warrant investments	141,186	—	—	141,186	141,186
Accounts receivable and other assets	551	551	—	—	551
	$5,207,318	$88,914	$4,023,703	$1,125,288	$5,237,905

Liabilities
Secured financing agreements, net	$176,141	$—	$—	$156,743	$156,743
Master repurchase agreements	258,038	—	—	258,038	258,038
Unsecured notes, net	229,112	—	226,731	—	226,731
Mortgages payable, net	106,151	—	—	103,472	103,472
Accounts payable and other accrued liabilities	13,699	13,699	—	—	13,699
Accrued interest payable	13,795	13,795	—	—	13,795
Bonds payable held in variable interest entities, at fair value	3,692,390	—	3,692,390	—	3,692,390
	$4,489,326	$27,494	$3,919,121	$518,253	$4,464,868

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate and terminal capitalization rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

Management elected the fair value option to account for the Company's Level 3 assets as of June 30, 2026 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$27,378	Discounted cash flow	Terminal cap rate	5.13% - 5.63%	5.38%
			Discount rate	7.00% - 9.00%	8.00%
NSP Series G Preferred Stock	$3,391	Transaction Indication of Value	Recent transaction
IQHQ Series D Preferred Stock	$18,643	Discounted cash flow	Discount rate	15.50% - 17.00%	16.25%
IQHQ Series E Preferred Stock	$136,197	Discounted cash flow	Discount rate	16.01% - 17.51%	16.76%
Private REIT	$29,292	Market approach	NAV per share multiple	0.90x - 1.10x	1.00	x
FREMF 2020-KF81 C	$3,448	Market approach	Fair value of the collateral/appraisals	(2)	146,170
IQHQ Warrants	$132,540	Market approach	Marketability discount	16.50% - 27.50%	22.00%

(1)
Averages are weighted based on the fair value of the related instrument.
(2)
The average appraised value of the properties in the underlying loan pool.

The following is a summary of significant unobservable inputs used in the fair valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of December 31, 2025 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$24,761	Discounted cash flow	Terminal cap rate	5.00% - 5.50%	5.25%
			Discount rate	7.00% - 9.00%	8.00%
NSP Series G Preferred Stock	$3,161	Transaction Indication of Value	Recent transaction
IQHQ Series D Preferred Stock	$18,616	Discounted cash flow	Discount rate	15.50% - 17.50%	16.00%
IQHQ Series E Preferred Stock	$136,115	Discounted cash flow	Discount rate	16.01% - 17.51%	16.76%
Private REIT	$24,343	Market approach	NAV per share multiple	0.85 - 1.05x	0.95	x
FREMF 2020-KF81 C	$4,005	Market approach	Fair value of the collateral/appraisals	(2)	187,000
IQHQ Warrants	$141,186	Market approach	Marketability discount	27.50% - 48.50%	38.00%

(1)
Averages are weighted based on the fair value of the related instrument.
(2)
The average appraised value of the properties in the underlying loan pool.

The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the six months ended June 30, 2026:

	Balances as of December 31, 2025	Additions	Change in Unrealized Gains/(Losses)	Balances as of June 30, 2026
NexPoint Storage Partners	$24,761	1,500	$1,117	$27,378
Private REIT	24,343	—	4,949	29,292
IQHQ Series D Preferred Stock	18,617	—	26	18,643
IQHQ Series E Preferred Stock	136,115	—	82	136,197
NSP Series G Preferred Stock	3,161	230	—	3,391
FREMF 2020-KF81 C	4,005	—	(557)	3,448
IQHQ Warrants	141,186	—	(8,646)	132,540

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP, the 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") and the 8.00% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock") have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the fair value of the Company’s common stock at the redemption date, and therefore, are calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP, the Series B Preferred Stock and the Series C Preferred Stock are classified as Level 2 if they are adjusted to their redemption value. As of June 30, 2026, the redeemable noncontrolling interests in the OP and the Series C Preferred Stock are valued at their fair value on the Consolidated Balance Sheets, which includes a fair value adjustment to carrying value.

11. Stockholders’ Equity

Common Stock

During six months ended June 30, 2026, the Company issued 273,928 shares of common stock, par value of $0.01 per share (the "common stock") pursuant to the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “Amended and Restated LTIP” or the “LTIP”).

As of June 30, 2026, the Company had 18,848,029 shares of common stock issued and outstanding.

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

On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering") of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share. On October 1, 2025, the Company increased the number of authorized and offered shares of its Series B Preferred Stock by 1,200,000 for a total of 17,200,000 shares of Series B Preferred Stock authorized for issuance. As of June 30, 2026, the Company has issued 16,186,525 shares of Series B Preferred Stock for gross proceeds of $395.6 million before deducting selling commissions and dealer manager fees of approximately $31.5 million. The Series B Preferred Stock has a $25.00 per share liquidation preference. The Company completed the final close for Series B Preferred Offering on December 5, 2025, prior to selling all of the authorized shares. During the six months ended June 30, 2026, Series B Preferred stockholders redeemed 127,084 shares of Series B Preferred Stock.

On November 4, 2025, the Company announced the launch of a continuous public offering (the “Series C Preferred Offering”) of up to 8,000,000 shares of its Series C Preferred Stock at a price to the public of $25.00 per share. As of June 30, 2026, the Company has issued 1,799,651 shares of Series C Preferred Stock for gross proceeds of $45.0 million before deducting selling commissions and dealer manager fees of approximately $4.1 million. The Series C Preferred Stock has a $25.00 per share liquidation preference. The Company expects that the Series C Preferred Offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the Series C Preferred Offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended or terminated by the Board in its sole discretion. The Board may elect to terminate the Series C Preferred Offering at any time. As of June 30, 2026, zero shares of Series C Preferred Stock have been redeemed.

On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Board extended the Share Repurchase Program for an additional two-year period set to expire on February 24, 2027. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of June 30, 2026.

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

Restricted Stock Units

Under the LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors, on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors, on March 13, 2024, the Company granted 442,666 restricted stock units to its officers and other employees of the Manager and 22,650 restricted stock units to its directors, on April 3, 2025, the Company granted 449,664 restricted stock units to its officers and other employees of the Manager and 33,108 restricted stock units to its directors, and on April 2, 2026, the Company granted 616,931 restricted stock units to its officers and other employees of the Manager and 36,924 restricted stock units to its directors. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of June 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding December 31, 2025	1,025,606	$15.15
Granted	653,855	14.93
Vested (1)	(389,507)	15.52
Forfeited	(3,535)	14.63
Outstanding June 30, 2026	1,286,419	$14.87

(1)
Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 273,928 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for restricted stock units as of June 30, 2026, is as follows:

	Shares Vesting
	February	March	April	Total
2027	111,574	105,457	278,107	495,138
2028	265,803	105,456	—	371,259
2029	265,794	—	—	265,794
2030	154,228	—	—	154,228
Total	797,399	210,913	278,107	1,286,419

As of June 30, 2026, total unrecognized compensation expense on restricted stock unit awards was approximately $16.3 million, and the expense is expected to be recognized over a weighted average vesting period of 1.73 years.

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

The following table contains summary information of the ATM Program since its inception through June 30, 2026:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	11,498,589
Average Price Per Share, net	$21.62

OP Unit Redemptions

At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of June 30, 2026, the Company had issued 9,601,008 shares of the Company's common stock to redeeming unitholders.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$5,433	$12,285	$15,473	$28,802

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	1,252	3,437	3,618	7,601
Net income attributable to Series B preferred stockholders	9,012	5,675	18,067	10,082
Net income attributable to Series C preferred stockholders	728	—	1,026	—
Net income (loss) for diluted computations	$16,425	$21,397	$38,184	$46,485

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	18,844	17,712	18,725	17,615
Average number of common shares from assumed vesting of unvested restricted stock units	1,032	302	631	166
Average number of common shares from assumed conversion of OP Units	4,186	5,038	4,186	5,038
Average number of common shares from assumed conversion of Series B Preferred Stock	27,442	16,408	27,478	14,530
Average number of common shares from assumed conversion of Series C Preferred Stock	2,474	—	1,577	—
Average number of common shares outstanding - diluted	53,978	39,460	52,597	37,349
Earnings per weighted average common share:
Basic	$0.29	$0.69	$0.83	$1.64
Diluted	$0.29	$0.54	$0.73	$1.24

13. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Redeemable noncontrolling interests in the OP, January 1,	$82,235	$86,164
Net income attributable to redeemable noncontrolling interests in the OP	3,618	7,601
Distributions to redeemable noncontrolling interests in the OP	(4,186)	(5,038)
Redeemable noncontrolling interests in the OP, June 30,	$81,667	$88,727

The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”) and excludes the OP Units held by the Company as they are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
June 30, 2026	18,848,029	4,186,109	23,034,138

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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the six months ended June 30, 2026 and 2025, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $2.7 million in 2024 for an aggregate of $12.7 million of contributions as of June 30, 2026. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 95.5% occupancy as of June 30, 2026.The preferred equity investment pays current return at a rate of 6.5%, deferred interest at a rate of 4.5% and has a maturity date of May 1, 2030.

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

OP Unit Redemptions

As of June 30, 2026, the Company had issued 9,601,008 shares of the Company's common stock to redeeming unitholders. See Note 11.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.50% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the six months ended June 30, 2026 and 2025, operating expenses did not exceed the Expense Cap.

For the six months ended June 30, 2026 and 2025, the Company incurred management fees of $4.5 million and $3.0 million, respectively.

NSP Guaranty

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through NREF OP IV REIT Sub, LLC ("REIT Sub") together with NexPoint Diversified Real Estate Trust ("NXDT"), an entity that is advised by an affiliate of the Manager, Highland Income and Opportunities Fund ("HFRO") and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. HFRO and NexPoint Real Estate Strategies Fund may be deemed to be affiliates through common beneficial ownership. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of June 30, 2026. As of June 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends was $16.0 million and the Company and NXDT are jointly and severally liable for 85.90% of the guaranteed amount equal to $13.7 million.

NexPoint Storage Series G Preferred Stock

On October 8, 2025, the Company, through the OP, purchased 3,178,286 shares of Series G of NSP for an aggregate purchase price of approximately $3.2 million. As of June 30, 2026, the Company owns 3,409,683 shares of Series G of NSP. Accounts advised by our Sponsor and its affiliates beneficially own substantially all of the common equity securities of NSP.

NSP Promissory Note

On January 16, 2026, the Company loaned $16.7 million to NexPoint Storage Partners Operating Company, LLC (“NSP OC”), a subsidiary of NSP and certain subsidiaries of NSP OC and of our Sponsor, as co-borrowers. In connection with the loan, NSP OC issued a promissory note (as amended the “NSP Note”) pursuant to which NSP OC may borrow up to an aggregate principal amount of $40.0 million. The NSP Note bears interest at 14% per annum, payable in kind, is interest‑only during its term, and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first‑priority lien on certain income streams and related deposit accounts of the co-borrowers and are subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock. On March 25, 2026, The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Manager through common beneficial ownership, purchased $7.5 million aggregate principal amount of the NSP Note and has the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. On March 30, 2026, affiliated entities of the Company funded $4.8 million and the Company also funded an additional $1.3 million. The Company's maximum commitment under the NSP Note is $40.0 million, of which $16.8 million was unfunded as of June 30, 2026.

Convertible Promissory Note

On October 18, 2022, the Company, through a subsidiary, borrowed $6.5 million from NFRO REIT Sub, LLC (the "Holder") and issued $6.5 million aggregate amount of a 7.50% note to the Holder maturing on October 18, 2027. Beginning on January 1, 2023 through June 30, 2027, the Holder may elect to convert all or any part of the outstanding principal and accrued but unpaid interest due, and all other amounts due and payable to the Holder thereunder or in connection therewith, into equity interests of an affiliate of the borrower. NFRO REIT Sub, LLC may be deemed to be an affiliate of our Manager through common beneficial ownership.

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

Elysian at Hughes Center

On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). The Company holds a preferred equity investment in Elysian at Hughes Center, but the indirect common equity interests it held through the Trust were transferred to the Asset Manager, and the Company is no longer the primary beneficiary of the Trust and as such does not consolidate it. As of June 30, 2026, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.4 million.

Series B Preferred Stock Offering

On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager used its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company paid the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Series B Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Series B Dealer Manager Fee”). On October 1, 2025, the Company increased the size of the Series B Preferred Stock offering to 17,200,000 shares for gross proceeds of $430.0 million. The Company completed the last close for the Series B Preferred Stock offering on December 5, 2025. As of June 30, 2026, the Company has issued 16,186,525 shares of Series B Preferred Stock for gross proceeds of $395.6 million and paid the Dealer Manager $19.4 million Series B Selling Commissions and $9.5 million Series B Dealer Manager Fees. During the six months ended June 30, 2026, Series B Preferred stockholders redeemed 127,084 shares of Series B Preferred Stock. See Note 11.

Series C Preferred Stock Offering

On November 4, 2025, the Company announced the launch of the Series C Preferred Offering. The Dealer Manager serves as the Company's dealer manager in connection with the Series C Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series C Preferred Stock offered in the Series C Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series C Preferred Stock in the Series C Preferred Offering (“Series C Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series C Preferred Stock in the Series C Preferred Offering (the “Series C Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series C Selling Commissions and may reallow a portion of the Series C Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series C Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended or terminated by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of June 30, 2026, the Company has issued 1,799,651 shares of Series C Preferred Stock for gross proceeds of $45.0 million and paid the Dealer Manager $2.7 million Series C Selling Commissions and less than $1.0 million Series C Dealer Manager Fees.

SFR OP Note II

NexPoint SFR Operating Partnership, L.P. (“SFR OP”), the operating partnership of NexPoint Homes Trust, Inc., which is advised by an affiliate of the Manager, issued a note (the “SFR OP Note II”) to the Company on July 10, 2024 with a maximum commitment of $5.0 million. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through the REIT Sub, extended the maturity date to July 10, 2026. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million and $2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. On June 25, 2026, the SFR OP Note II’s maturity was extended to July 10, 2027. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of June 30, 2026.

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

NexBank Loan

On April 29, 2024, the Company, through the OP, entered into a loan agreement with NexBank, as lender, providing for a loan in the aggregate principal amount of $10.0 million (the “NexBank Loan”). The NexBank Loan bears interest at the rate which is the higher of (i) One Month Term Secured Overnight Financing Rate plus 4.25% per annum or (ii) 8.25% per annum, which is interest only during the term of the NexBank Loan and had an initial maturity date of April 28, 2025, with the OP having two 364-day extension options, which may be exercised at the OP’s sole discretion. On February 9, 2026, the OP exercised its second extension option bringing the maturity date to April 27, 2027. As of June 30, 2026, the outstanding balance of the loan is $10.0 million.

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

VineBrook Revolving Credit Facility

On June 25, 2026, the Company, through the OP, entered into a revolving credit facility agreement with VineBrook Homes Trust, Inc. ("VB Revolver"). The facility bears interest at 9.75%, and is interest only during the term of the VB Revolver and matures on May 7, 2028. The Company's maximum commitment under the loan is $20.0 million, of which $1.8 million was unfunded as of June 30, 2026.

15. Commitments and Contingencies

Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

Mercado Commitments

On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $0.6 million was unfunded as of June 30, 2026. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of June 30, 2026. Further, once the Company's preferred equity and accrued return has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:

•
0% to the Company and 100% to issuer up to a 20% IRR; and
•
10% to the Company and 90% to issuer thereafter,

Resmark Commitments

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of June 30, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.3 million was unfunded as of June 30, 2026.

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which was fully funded as of June 30, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of June 30, 2026.

NSP Promissory Note Commitments

On January 16, 2026, the Company loaned $16.7 million to NSP OC and certain subsidiaries of NSP OC and of our Sponsor, as co-borrowers. In connection with the loan, NSP OC issued the NSP Note pursuant to which NSP OC may borrow up to a maximum commitment of $40.0 million. The NSP Note bears interest at 14% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first priority lien on certain income streams and related deposit accounts of the co-borrowers and are subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock. On March 25, 2026, OSL purchased $7.5 million aggregate principal amount of the NSP Note and obtained the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. Effective on March 30, 2026, HFRO, NXDT, HGLB and NRES purchased aggregate principal amounts of $2.5 million, $1.0 million, $1.3 million and $0.1 million, respectively, and each has the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. The Company also funded an additional $1.3 million and the NSP note has $16.8 million unfunded as of June 30, 2026.

SFR OP Note II Commitments

SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15.0%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub, extended the maturity date to July 10, 2026 and increased the maximum amount available under the SFR OP Note II to $15.0 million. On June 25, 2026, the Company further extended the maturity date to July 10, 2027. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of June 30, 2026.

Beacon - Self Storage Commitments

On August 1, 2025, the Company, through one of the Subsidiary OPs, committed to fund $10.0 million for a storage facility in Wappinger, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9.0%, which is payable in kind, with a maturity date of August 1, 2026. As of June 30, 2026, the Company has an unfunded commitment balance of $6.1 million.

Rockville - Self Storage Commitments

On October 23, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.0 million for a storage facility in Rockville, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9.0%, which is payable in kind, with a maturity date of October 23, 2030. As of June 30, 2026, the Company has an unfunded commitment balance of $5.7 million.

Miami- Self Storage Commitments

On April 2, 2026, the Company, through one of the Subsidiary OPs, committed to fund $10.2 million for a storage facility in Miami, FL pursuant to a mezzanine loan agreement. The loan bears interest at 8.0% which is payable in kind, with a maturity date of April 2, 2033. As of June 30, 2026, the Company has an unfunded commitment balance of $8.5 million.

Wayne- Self Storage Commitments

On June 18, 2026, the Company, through one of the Subsidiary OPs, committed to fund $6.8 million for a storage facility in Wayne, NJ pursuant to a mezzanine loan agreement. The loan bears interest at 8.0%, which is payable in kind, with a maturity date of June 18, 2031. As of June 30, 2026, the Company has an unfunded commitment balance of $6.0 million.

Hialeah - Small Bay Commitments

On December 10, 2025, the Company, through one of the Subsidiary OPs, committed to fund $28.0 million for an industrial facility in Hialeah, FL. The preferred equity investment pays a preferred return of 11.0% per annum, with a mandatory redemption date of December 10, 2030. As of June 30, 2026, the Company has an unfunded commitment balance of $5.5 million.

Park Phase - Preferred Commitments

On December 30, 2025, the Company, through one of the Subsidiary OPs, committed to fund $17.4 million for a multifamily property in Chapel Hill, NC. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of December 30, 2029. As of June 30, 2026, the Company has an unfunded commitment balance of $17.4 million.

Archer River Blue - Preferred Commitments

On December 19, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.5 million for an multifamily property in Asheville, NC. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of June 19, 2029. As of June 30, 2026, the Company has an unfunded commitment balance of $6.5 million.

Tivoli North Apartments - Preferred Commitments

On May 20, 2026, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million for an multifamily property in Las Vegas, NV. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of May 20, 2030. As of June 30, 2026, the Company has an unfunded commitment balance of $3.8 million.

VineBrook Homes - Revolving Credit Facility Commitments

On June 25, 2026, the Company, through the OP, committed to fund $20.0 million as a revolving credit facility. The facility bears interest at 9.75%, with a maturity date of May 7, 2028. As of June 30, 2026, the Company has an unfunded commitment balance of $1.8 million.

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

On September 30, 2025, the Alewife Loan was bifurcated into a (i) a senior mortgage loan in the maximum principal sum of $85.0 million (the "Alewife Senior Loan") and (ii) a mezzanine loan in the maximum principal sum of $133.0 million (the "Alewife Mezzanine Loan"). The Alewife Senior Loan was deemed fully funded, with the Company holding 73.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $62.5 million, and OSL holding 26.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $22.5 million. On September 30, 2025 the Company and OSL sold the Alewife Senior Loan. The Company's prior fundings of $102.0 million of the Alewife Loan were deemed fundings of the Alewife Mezzanine Loan, with the Company holding 100% of the Alewife Mezzanine Loan at closing. The Alewife Mezzanine Loan is secured by an equity pledge by Alewife Holdings of its equity interest in Alewife Member and an equity pledge by Alewife Member of its equity interest in Alewife. The Company's expected maximum commitment under the Alewife Mezzanine Loan is $133.0 million, of which $10.2 million was unfunded as of June 30, 2026.

On May 22, 2026, the Company entered into a bridge loan (the "Alewife Bridge") whereby it made a loan in the maximum principal amount of up to $80.75 million to Alewife Holdings. The loan bears interest at 14.0%, with a maturity date of August 9, 2027. As of June 30, 2026, the Company has an unfunded commitment balance of $38.1 million.

IQHQ Revolving Credit Facility, Series E and Warrant

On May 23, 2024, NexPoint Bridge Investor I, LLC ("Bridge Investor I"), an entity owned by an affiliate of the Manager, entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement (“Bridge Purchase Agreement”) whereby IQHQ, L.P. issued and sold to Bridge Investor I a Secured Convertible Promissory Note (“IQHQ Promissory Note”) with a purchase commitment of $150.0 million. The IQHQ Promissory Note bore interest at 16.5%, which was payable in kind, and matured on May 23, 2025. The IQHQ Promissory Note would automatically convert into Series E of IQHQ, Inc. upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Bridge Purchase Agreement, IQHQ Holdings also issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Bridge Warrant”). The IQHQ Bridge Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Bridge Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation.

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

On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock entered into a Revolving Credit Agreement (the “IQHQ Revolving Loan”) whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150 million of the principal amount of the IQHQ Promissory Note and the full $150 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025 is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of June 30, 2026, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, with an unfunded commitment balance of $20.0 million.

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

As of June 30, 2026, the Company has an unfunded commitment balance of $23.0 million under the IQHQ Subscription Agreement.

The table below shows the Company's unfunded commitments by investment type as of June 30, 2026 and December 31, 2025 (in thousands):

Investment Type	June 30, 2026	December 31, 2025
Loans	$115,707	$60,639
Preferred Equity	33,833	24,840
Common Equity	1,036	1,536
Preferred Stock	23,000	23,000
	$173,576	$110,015

16. Segment Reporting

We have one reportable segment: NREF. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NREF segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NREF segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for acquisitions or dividend amounts. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NREF as the one operating segment and the reportable segment. As of June 30, 2026 the Company’s chief operating decision maker was the Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer of the Company.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the Consolidated Statements of Operations.

17. Subsequent Events

Dividends Declared

The Board declared the third regular quarterly dividend of 2026 to common stockholders of $0.50 per share on July 27, 2026, to be paid on September 30, 2026, to common stockholders of record on September 15, 2026.

Series C Preferred

As of August 12, 2026, since June 30, 2026, the Company has issued an additional 597,507 shares of Series C Preferred Stock for net proceeds of $6.4 million.

Series B Preferred Redemptions

As of August 12, 2026, since June 30, 2026, the Company redeemed an aggregate of 74,754 shares of the Series B Preferred Stock for $1.7 million.

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

Overview

We are a commercial mortgage REIT incorporated in Maryland on June 7, 2019. Our strategy is to originate, structure and invest in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and SFR CMBS securitizations, promissory notes, revolving credit facilities and stock warrants, or our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial, marina and life science sectors predominantly in the top 50 MSAs. In addition, we target lending or investing in properties that are stabilized.

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

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of June 30, 2026 approximately $22.6 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $14.2 billion of loans and debt or credit related investments as of June 30, 2026 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on July 15, 2026.

In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The appeal was argued on April 8, 2026. The Supreme Court rescheduled a status conference in the UBS Lawsuit previously set for July 14, 2026 to September 15, 2026. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

Our website is located at nref.nexpoint.com. From time to time, we may use our website as a distribution channel for material company information.

Purchases and Dispositions in the Quarter

Acquisitions and Originations

The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended June 30, 2026. The amounts in the table below are as of the purchase or investment date.

Investment	Property Type	Investment Date	Outstanding Principal Amount	Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Preferred Equity	Life Science	4/1/2026	8,592,965	99.5%	10.0%	10.1%	9/29/2026	Fixed
Mezzanine	Self-Storage	4/8/2026	1,712,783	81.6%	11.1%	13.6%	4/2/2033	Float
Mezzanine	Self-Storage	4/9/2026	$538,567	100.0%	11.7%	11.7%	10/23/2030	Float
Mezzanine	Self-Storage	4/9/2026	108,722	100.0%	10.8%	10.8%	8/1/2026	Float
Mezzanine	Life Science	4/9/2026	7,259,430	100.0%	14.0%	14.0%	2/9/2027	Float
Preferred Equity	Single-family	4/10/2026	735,000	99.0%	13.5%	13.6%	4/28/2027	Float
Preferred Equity	Multifamily	4/17/2026	1,671,843	100.0%	14.0%	14.0%	6/19/2029	Fixed
Preferred Equity	Life Science	5/7/2026	6,332	99.5%	10.0%	10.1%	9/29/2026	Fixed
Preferred Equity	Multifamily	5/20/2026	20,200,000	99.0%	14.0%	14.1%	5/20/2030	Fixed
Convertible Note	Multifamily	4/22/2026	200,000	100.0%	8.0%	8.0%	9/30/2026	Fixed
Mezzanine	Life Science	5/22/2026	42,635,925	97.8%	14.0%	14.3%	8/9/2027	Fixed
Common Equity	Multifamily	6/12/2026	500,000	100.0%	N/A	N/A	N/A	N/A
Mezzanine	Self-Storage	6/18/2026	767,360	76.1%	10.3%	13.5%	6/18/2031	Float
Common Stock	Multifamily	6/11/2026	1,500,000	100.0%	N/A	N/A	N/A	N/A
Revolving Credit Facility	Single-family	6/25/2026	18,180,000	99.0%	9.8%	9.8%	5/7/2028	Fixed
			$104,608,927

(1)
Current yield and coupon as of June 30, 2026.

Redemptions and Sales

The following investments were redeemed or sold during the three months ended June 30, 2026:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
Promissory Note	Life Sciences	3/31/2026	5/22/2026	$23,000,000	$23,000,000	$—	$—
Convertible Note	Multifamily	9/30/2025	5/20/2026	3,200,000	3,200,000	—	—
Membership Interest	Multifamily	10/19/2022	6/10/2026	1,461,519	1,461,519	—	—
Preferred Equity	Multifamily	2/11/2020	4/10/2026	345,442	345,442	—	—
CMBS B-Piece	Multifamily	1/25/2020	4/29/2026	15,133,604	15,161,680	—	28,076
Senior Loan	Single-family	12/31/2020	5/25/2026	30,209,716	31,976,968	—	1,767,252
Senior Loan	Single-family	12/31/2020	5/25/2026	9,998,389	10,417,773	—	419,384
Mezzanine	Multifamily	12/31/2020	5/25/2026	6,829,000	7,048,670	—	219,670
				$90,177,670	$92,612,052	$—	$2,434,382

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth a summary of our operating results for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net interest income	$16,539	$12,069	$4,470	37.0%
Other income	10,796	19,473	(8,677)	-44.6%
Operating expenses	(10,036)	(9,271)	(765)	-8.3%
Net income	17,299	22,271	(4,972)	-22.3%
Net (income) loss attributable to Series A Preferred stockholders	(874)	(874)	—	-%
Net (income) loss attributable to Series B Preferred stockholders	(9,012)	(5,675)	(3,337)	58.8%
Net (income) loss attributable to Series C Preferred stockholders	(728)	—	(728)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(1,252)	(3,437)	2,185	-63.6%
Net income attributable to common stockholders	$5,433	$12,285	$(6,852)	-55.8%

The change in our net income for the three months ended June 30, 2026 as compared to the net income for the three months ended June 30, 2025 primarily relates to an increase in other income including changes in net assets related to consolidated CMBS VIEs, preferred stock and warrants, and a lower unrealized loss on common stock investments. Our net income attributable to common stockholders for the three months ended June 30, 2026 was approximately $5.4 million. We earned approximately $16.5 million in net interest income, generated income of $10.8 million in other income, incurred operating expenses of $10.0 million, allocated $0.9 million of income to Series A Preferred stockholders, allocated $9.0 million of income to Series B Preferred stockholders, allocated $0.7 million of income to Series C Preferred stockholders and allocated $1.3 million of income to redeemable non-controlling interests for the three months ended June 30, 2026.

Revenues

Net interest income. Net interest income was $16.5 million for the three months ended June 30, 2026 compared to $12.1 million for the three months ended June 30, 2025 which was an increase of approximately $4.5 million. The increase between the periods is primarily due to additional investments in preferred equity, revolving credit facilities, senior loans and mezzanine loans in the portfolio compared to the prior period. As of June 30, 2026 we own 85 discrete investments compared to 86 as of June 30, 2025.

Other income. Other income was $10.8 million for the three months ended June 30, 2026 compared to $19.5 million for the three months ended June 30, 2025 which was a decrease of approximately $8.7 million. This was primarily due to unrealized losses related to preferred stock and stock warrant investments as well as an increase in dividend income.

Expenses

G&A expenses. G&A expenses were $2.8 million for the three months ended June 30, 2026 compared to $3.8 million for the three months ended June 30, 2025 which was a decrease of approximately $0.9 million. The decrease between the periods was primarily due to a $0.3 million decrease in accounting fees, a decrease of $0.2 million in other expenses, a $0.4 million decrease in payroll compared to the prior period.

Loan servicing fees. Loan servicing fees were $0.3 million for the three months ended June 30, 2026 compared to $0.4 million for the three months ended June 30, 2025 which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to repayments, paydowns and portfolio runoff which reduced the average outstanding balance of loans requiring servicing during the current period..

Management fees. Management fees were $2.3 million for the three months ended June 30, 2026 compared to $1.6 million for the three months ended June 30, 2025 which was an increase of approximately $0.7 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.

Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $4.7 million for the three months ended June 30, 2026 compared to $3.6 million for the three months ended June 30, 2025 which was an increase of approximately $1.1 million. The increase between the periods is due to increased expenses related to the Mag & May and Alexander at the District properties.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table sets forth a summary of our operating results for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net interest income	$31,838	$23,578	$8,260	35.0%
Other income	28,129	42,209	(14,080)	-33.4%
Operating expenses	(20,035)	(17,554)	(2,481)	14.1%
Net income	39,932	48,233	(8,301)	-17.2%
Net (income) loss attributable to Series A Preferred stockholders	(1,748)	(1,748)	—	-%
Net (income) loss attributable to Series B Preferred stockholders	(18,067)	(10,082)	(7,985)	79.2%
Net (income) loss attributable to Series C Preferred stockholders	(1,026)	—	(1,026)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(3,618)	(7,601)	3,983	-52.4%
Net income attributable to common stockholders	$15,473	$28,802	$(13,329)	-46.3%

The change in our net income for the six months ended June 30, 2026 as compared to the net income for the six months ended June 30, 2025 primarily relates to a decrease in other income including changes in net assets related to preferred stock and warrants, offset by an increase in dividend income. Our net income attributable to common stockholders for the six months ended June 30, 2026 was approximately $15.5 million. We earned approximately $31.8 million in net interest income, generated income of $28.1 million in other income, incurred operating expenses of $20.0 million, allocated $1.7 million of income to Series A Preferred stockholders, allocated $18.1 million of income to Series B Preferred stockholders, allocated $1.0 million of income to Series C Preferred stockholders and allocated $3.6 million of income to redeemable non-controlling interests for the six months ended June 30, 2026.

Revenues

Net interest income. Net interest income was $31.8 million for the six months ended June 30, 2026 compared to $23.6 million for the six months ended June 30, 2025 which was an increase of approximately $8.3 million. The increase between the periods is primarily due to additional investments in preferred equity, revolving credit facilities, senior loans and mezzanine loans in the portfolio compared to the prior period. As of June 30, 2026 we own 85 discrete investments compared to 86 as of June 30, 2025.

Other income. Other income was $28.1 million for the six months ended June 30, 2026 compared to $42.2 million for the six months ended June 30, 2025 which was a decrease of approximately $14.1 million. This was primarily due to a decrease in unrealized gains related to preferred stock and stock warrant investments as well as an increase in dividend income.

Expenses

G&A expenses. G&A expenses were $6.1 million for the six months ended June 30, 2026 compared to $6.3 million for the six months ended June 30, 2025 which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to a $0.2 million decrease in tax fees compared to the prior period.

Loan servicing fees. Loan servicing fees were $0.6 million for the six months ended June 30, 2026 compared to $0.7 million for the six months ended June 30, 2025, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to a decrease in servicing fees related to less loans in the portfolio.

Management fees. Management fees were $4.5 million for the six months ended June 30, 2026 compared to $3.0 million for the six months ended June 30, 2025 which was an increase of approximately $1.5 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.

Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $8.9 million for the six months ended June 30, 2026, compared to $7.6 million for the six months ended June 30, 2025, which was an increase of approximately $1.3 million. The increase between the periods is due to increased expenses related to the Mag & May and Alexander at the District properties.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended June 30,
	2026	2025	% Change
Net income attributable to common stockholders	$5,433	$12,285	-55.8%
Net income attributable to redeemable noncontrolling interests	1,252	3,437	-63.6%
Net income attributable to Series B Preferred stockholders	9,012	5,675	58.8%
Net income attributable to Series C Preferred stockholders	728	—	N/A

Weighted-average number of shares of common stock outstanding
Basic	18,844	17,712	6.4%
Diluted	53,978	39,460	36.8%
Net income per share, basic	$0.29	$0.69	-58.0%
Net income per share, diluted	$0.29	$0.54	-46.3%
Dividends declared per share	$0.5000	$0.5000	-%

	For the Six Months Ended June 30,
	2026	2025	% Change
Net income attributable to common stockholders	$15,473	$28,802	-46.3%
Net income attributable to redeemable noncontrolling interests	3,618	7,601	-52.4%
Net income attributable to Series B Preferred stockholders	18,067	10,082	79.2%
Net income attributable to Series C Preferred stockholders	1,026	—	N/A

Weighted-average number of shares of common stock outstanding
Basic	18,725	17,615	6.3%
Diluted	52,597	37,349	40.8%
Net income per share, basic	$0.83	$1.64	-49.4%
Net income per share, diluted	$0.73	$1.24	-41.1%
Dividends declared per share	$1.0000	$1.0000	-%

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

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of noncontrolling interests and adjusted weighted average common shares outstanding - diluted to weighted average common shares outstanding - diluted for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2026	2025	% Change
Net income attributable to common stockholders	$5,433	$12,285	(55.8)%
Net income attributable to redeemable noncontrolling interests	1,252	3,437	(63.6)%
Adjustments
Amortization of stock-based compensation	1,751	1,688	3.7%
Provision for (reversal of) credit losses	773	5,284	85.4%
Equity in (income) losses of equity method investments	705	1,017	(30.7)%
Unrealized (gains) or losses (1)	1,268	(13,706)	(109.3)%
EAD	$11,182	$10,005	11.8%

EAD per Diluted Common Share	$0.46	$0.43	7.1%

Adjustments
Amortization of premiums	2,628	2,558	2.7%
Accretion of discounts	(1,650)	(2,561)	35.6%
Depreciation and amortization of real estate investments	1,728	614	181.4%
Amortization of deferred financing costs	(4)	12	(133.3)%
CAD	$13,884	$10,628	30.6%

CAD per Diluted Common Share	$0.58	$0.46	26.1%

Weighted-average common shares outstanding - basic	18,844	17,712	6.4%
Weighted-average common shares outstanding - diluted	53,978	39,460	36.8%
Shares attributable to potential redemption of Series B Preferred	(27,442)	(16,408)	(67.2)%
Shares attributable to potential redemption of Series C Preferred	(2,474)	—	N/A
Adjusted weighted-average common shares outstanding - diluted (2)	24,062	23,052	4.4%

	For the Six Months Ended June 30,
	2026	2025	% Change
Net income attributable to common stockholders	$15,473	$28,802	(46.3)%
Net income attributable to redeemable noncontrolling interests	3,618	7,601	(52.4)%
Adjustments
Amortization of stock-based compensation	3,156	2,971	6.2%
Provision for (reversal of) credit losses	(2,210)	8,909	124.8%
Equity in (income) losses of equity method investments	651	964	(32.5)%
Unrealized (gains) or losses (1)	522	(29,567)	(101.8)%
EAD	$21,210	$19,680	7.8%

EAD per Diluted Common Share	$0.90	$0.86	4.7%

Adjustments
Amortization of premiums	6,548	4,820	35.9%
Accretion of discounts	(3,533)	(5,101)	30.7%
Depreciation and amortization of real estate investments	3,154	1,693	86.3%
Amortization of deferred financing costs	(4)	24	(116.7)%
CAD	$27,375	$21,116	29.6%

CAD per Diluted Common Share	$1.16	$0.93	24.7%

Weighted-average common shares outstanding - basic	18,725	17,615	6.3%
Weighted-average common shares outstanding - diluted	52,597	37,349	40.8%
Shares attributable to potential redemption of Series B Preferred	(27,478)	(14,530)	(89.1)%
Shares attributable to potential redemption of Series C Preferred	(1,577)	—	N/A
Adjusted weighted-average common shares outstanding - diluted (2)	23,542	22,819	3.2%

(1)
Unrealized gains are the net change in unrealized loss on investments held at fair value applicable to common stockholders.
(2)
Adjusted weighted average common shares outstanding – diluted does not include the dilutive effect of the potential redemption of Series B or Series C Preferred Stock for our common shares.

Book Value per Share / Unit

The following table calculates our book value per share (in thousands, except per share data):

	June 30, 2026	December 31, 2025
Common stockholders' equity	$346,817	$350,380
Shares of common stock outstanding at period end	18,848	18,574
Book value per share of common stock	$18.40	$18.86

Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	June 30, 2026	December 31, 2025
Common stockholders' equity	$346,817	$350,380
Redeemable noncontrolling interests in the OP	81,667	82,235
Total equity	$428,484	$432,615

Redeemable OP Units at period end	4,186	4,186
Shares of common stock outstanding at period end	18,848	18,574
Combined shares of common stock and redeemable OP Units	23,034	22,760
Combined book value per share / unit	$18.60	$19.01

Our Portfolio

Our portfolio consists of senior loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, preferred stock, multifamily properties, promissory notes, revolving credit facilities and stock warrants with a combined unpaid principal balance of $1.4 billion as of June 30, 2026 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of June 30, 2026 (dollars in thousands):

Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
Senior Loans
Senior Loan	2/11/2020	$7,308		$1,004	Various	Single-family	5.35%	5.31%	1.59
Senior Loan	2/11/2020	4,972		538	Various	Single-family	5.24%	5.10%	2.26
Senior Loan	2/11/2020	34,329		3,288	Various	Single-family	5.55%	5.36%	2.34
Senior Loan	2/11/2020	5,282		550	Various	Single-family	5.99%	5.80%	2.42
Senior Loan	2/11/2020	8,258		953	Various	Single-family	5.88%	5.72%	2.51
Senior Loan	2/11/2020	6,173		747	Various	Single-family	5.46%	5.33%	2.67
Total		66,322		7,080			5.57%	5.41%	2.31

CMBS B-Pieces
CMBS B-Piece	2/11/2020	10,276	(5)	10,132	Various	Multifamily	9.78%	9.78%	—
CMBS B-Piece	7/30/2020	14,615	(5)	(5,095)	Various	Multifamily	12.78%	12.78%	0.99
CMBS B-Piece	4/20/2021	12,996	(5)	3,052	Various	Multifamily	9.92%	9.92%	4.66
CMBS B-Piece	5/2/2022	22,621	(5)	5,176	Various	Multifamily	5.25%	5.59%	12.41
CMBS B-Piece	7/28/2022	53,145	(5)	12,766	Various	Multifamily	8.92%	8.92%	3.07
CMBS B-Piece	2/22/2024	32,869	(5)	7,170	Various	Multifamily	6.10%	6.66%	2.58
CMBS B-Piece	4/24/2024	33,611	(5)	8,011	Various	Multifamily	5.78%	6.36%	2.74
CMBS B-Piece	3/5/2026	6,283	(5)	2,819	Various	Multifamily	— %	24.14%	0.50
Total		186,416		44,031			7.53%	8.59%	3.80

CMBS I/O Strips
CMBS I/O Strip	5/18/2020	17,590	(6)	236	Various	Multifamily	2.09%	26.50%	3.58
CMBS I/O Strip	8/6/2020	108,643	(6)	2,655	Various	Multifamily	3.08%	28.55%	3.99
CMBS I/O Strip	4/28/2021	62,432	(6)	778	Various	Multifamily	1.70%	30.28%	3.58
CMBS I/O Strip	5/27/2021	20,000	(6)	542	Various	Multifamily	3.50%	28.70%	3.90
CMBS I/O Strip	6/7/2021	4,266	(6)	52	Various	Multifamily	2.39%	45.29%	2.41
CMBS I/O Strip	6/11/2021	75,548	(6)	314	Various	Multifamily	2.07%	37.55%	2.90
CMBS I/O Strip	6/24/2021	17,022	(6)	110	Various	Multifamily	— %	— %	3.90
CMBS I/O Strip	8/10/2021	25,000	(6)	374	Various	Multifamily	1.96%	29.37%	3.82
CMBS I/O Strip	8/11/2021	6,942	(6)	243	Various	Multifamily	3.20%	22.41%	5.07
CMBS I/O Strip	8/24/2021	1,625	(6)	38	Various	Multifamily	2.70%	24.73%	4.58
CMBS I/O Strip	9/1/2021	34,625	(6)	552	Various	Multifamily	2.04%	28.24%	3.99
CMBS I/O Strip	9/11/2021	20,902	(6)	677	Various	Multifamily	3.05%	21.99%	5.24
CMBS I/O Strip	1/16/2025	15,000	(6)	1,310	Various	Multifamily	5.86%	16.40%	8.41
CMBS I/O Strip	4/24/2025	15,327	(6)	1,284	Various	Multifamily	5.88%	17.34%	7.82
Total		424,922		9,165			2.59%	28.10%	4.06

Mezzanine Loans
Mezzanine	6/12/2020	5,000		5,000	Houston, TX	Multifamily	11.00%	11.00%	0.94
Mezzanine	10/20/2020	5,470		2,197	Wilmington, DE	Multifamily	7.50%	7.40%	2.84
Mezzanine	10/20/2020	10,380		4,222	White Marsh, MD	Multifamily	7.42%	7.28%	5.01
Mezzanine	10/20/2020	14,253		5,738	Philadelphia, PA	Multifamily	7.59%	7.48%	2.92
Mezzanine	10/20/2020	3,700		1,479	Daytona Beach, FL	Multifamily	7.83%	7.74%	2.26
Mezzanine	10/20/2020	12,000		4,877	Laurel, MD	Multifamily	7.71%	7.57%	4.76
Mezzanine	10/20/2020	3,000		1,221	Temple Hills, MD	Multifamily	7.32%	7.18%	5.09
Mezzanine	10/20/2020	1,500		610	Temple Hills, MD	Multifamily	7.22%	7.09%	5.09
Mezzanine	10/20/2020	5,540		2,225	Lakewood, NJ	Multifamily	7.33%	7.23%	2.84
Mezzanine	10/20/2020	3,620		1,472	Rosedale, MD	Multifamily	7.42%	7.28%	5.01
Mezzanine	10/20/2020	9,610		3,909	Cockeysville, MD	Multifamily	7.42%	7.28%	5.01
Mezzanine	10/20/2020	7,390		3,006	Laurel, MD	Multifamily	7.42%	7.28%	5.01
Mezzanine	10/20/2020	1,190		477	Las Vegas, NV	Multifamily	7.71%	7.61%	2.67
Mezzanine	10/20/2020	3,310		1,330	Atlanta, GA	Multifamily	6.91%	6.82%	3.01
Mezzanine	10/20/2020	4,010		1,604	Urbandale, IA	Multifamily	7.89%	7.80%	2.34
Mezzanine	6/9/2022	3,784	(7)	3,783	Rogers, AR	Multifamily	— %	— %	—
Mezzanine	1/26/2024	122,764	(8)	122,764	Cambridge, MA	Life Science	14.00%	14.00%	0.61
Mezzanine	8/1/2025	3,922		3,879	Wappinger, NY	Self-Storage	10.82%	10.94%	0.09
Mezzanine	10/23/2025	3,327		3,110	Rockville, NY	Self-Storage	11.67%	12.48%	4.32
Mezzanine	4/8/2026	1,713		1,436	Miami, FL	Self-Storage	11.10%	13.24%	6.76
Mezzanine	5/22/2026	42,636		42,466	Cambridge, MA	Life Science	14.00%	14.06%	1.11
Mezzanine	6/18/2026	767		584	Wayne, NJ	Self-Storage	10.31%	13.53%	4.97
Total		268,886		217,389			11.59%	11.60%	1.85

Preferred Equity
Preferred Equity	5/29/2020	12,735		12,735	Houston, TX	Multifamily	11.00%	11.00%	3.84
Preferred Equity	9/29/2021	43,306		43,217	Holly Springs, NC	Life Science	10.00%	10.02%	0.25
Preferred Equity	12/28/2021	11,377		11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	5.67
Preferred Equity	1/14/2022	37,890		37,887	Vacaville, CA	Life Science	10.00%	10.00%	0.25
Preferred Equity	4/7/2022	3,903		3,882	Beaumont, TX	Self-Storage	13.82%	13.89%	4.18
Preferred Equity	6/8/2022	4,480		4,458	Temple, TX	Self-Storage	13.10%	13.16%	4.18
Preferred Equity	7/1/2022	16,000		15,980	Medley, FL	Self-Storage	12.00%	12.01%	1.00
Preferred Equity	8/10/2022	8,500		8,500	Plano, TX	Multifamily	— %	— %	—
Preferred Equity	10/5/2022	1,484		1,480	Kirkland, WA	Multifamily	9.00%	9.03%	1.51

Preferred Equity	10/19/2022	2,120		2,163	Woodbury, MN	Life Science	10.00%	9.80%	0.25
Preferred Equity	2/10/2023	31,787		31,822	Forney, TX	Multifamily	11.00%	10.99%	1.75
Preferred Equity	2/24/2023	31,429		31,469	Richmond, VA	Multifamily	11.00%	10.99%	0.73
Preferred Equity	5/16/2023	23,365		23,236	Phoenix, AZ	Single-family	13.50%	13.57%	0.83
Preferred Equity	5/17/2023	4,192		4,155	Houston, TX	Life Science	13.00%	13.12%	0.50
Preferred Equity	6/28/2024	12,000		11,959	Knoxville, TN	Marina	13.00%	13.04%	2.34
Preferred Equity	3/19/2025	4,881		4,881	Kuttawa, KY	Marina	13.00%	13.00%	9.13
Preferred Equity	1/31/2025	836		836	Houston, TX	Multifamily	14.00%	14.01%	1.76
Preferred Equity	12/10/2025	22,500		22,244	Miami, FL	Industrial	11.00%	11.13%	4.45
Preferred Equity	12/19/2025	2,955		2,820	Asheville, NC	Multifamily	14.00%	14.67%	2.97
Preferred Equity	5/20/2026	20,200		19,994	Las Vegas, NV	Multifamily	14.00%	14.14%	3.89
Total		295,940		295,095			11.08%	11.12%	1.86

Common Equity
Common Stock	11/6/2020	N/A		27,377	N/A	Self-Storage	N/A	N/A	N/A
Common Stock	4/14/2022	N/A		29,292	N/A	Ground Lease	N/A	N/A	N/A
Common Equity	2/10/2023	N/A		—	Forney, TX	Multifamily	N/A	N/A	N/A
Common Equity	2/24/2023	N/A		—	Richmond, VA	Multifamily	N/A	N/A	N/A
Total				56,669

Preferred Stock
Preferred Stock	11/9/2023	N/A		18,643	Various	Life Science	15.50%	N/A	N/A
Preferred Stock	1/2/2025	N/A		136,197	Various	Life Science	16.50%	N/A	N/A
Preferred Stock	10/8/2025	N/A		3,391	Various	Self-Storage	15.00%	N/A	N/A
Total				158,231			16.35%

Real Estate
Real Estate	10/10/2023	N/A	(9)	(3,492)	Atlanta, GA	Multifamily	N/A	N/A	N/A
Real Estate	12/15/2025	N/A	(10)	4,344	Ft Worth, TX	Multifamily	N/A	N/A	N/A
Real Estate	5/13/2026	N/A	(11)	13,169	Irving, TX	Multifamily	N/A	N/A	N/A
Total				14,021

Promissory Notes
Promissory Note	7/10/2024	12,500		12,500	Various	Single-family	15.00%	15.00%	1.03
Promissory Note	1/16/2026	10,970		10,970	Various	Self-Storage	14.00%	14.00%	4.55
Total		23,470		23,470			14.53%	14.53%	2.68

Revolving Credit Facilities
Revolving Credit Facility	12/31/2024	165,962		158,407	Various	Life Science	13.50%	14.14%	2.25
Revolving Credit Facility	6/25/2026	18,180		18,000	Various	Single-family	9.75%	9.85%	1.85
Total		184,142		176,407			13.13%	13.72%	2.21

Stock Warrants
Stock Warrant	5/23/2024	N/A		132,540	Various	Life Science	N/A	N/A	N/A
Total				132,540

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
(9)
Real Estate is a 280-unit multifamily property. As of June 30, 2026, the property was 90.0% occupied with effective rent per occupied unit of $1,465 per month.
(10)
Real Estate is a 240-unit multifamily property. As of June 30, 2026, the property was 79.6% occupied with effective rent per occupied unit of $1,518 per month.
(11)
Real Estate is a 390-unit multifamily property. As of June 30, 2026, the property was 89.5% occupied with effective rent per occupied unit of $1,347 per month.

The following table details overall statistics for our portfolio as of June 30, 2026 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Stock Investments	Real Estate Investments	Stock Warrant Investments
Number of investments	85	20	59	4	3	0
Principal balance (1)	$1,067,715	$358,733	$708,982	N/A	N/A	N/A
Carrying value	$1,681,807	$345,845	$982,945	$56,670	$163,807	$132,540
Weighted-average cash coupon	5.22%	4.84%	5.42%	N/A	N/A	N/A
Weighted-average all-in yield	9.05%	11.86%	8.07%	N/A	N/A	N/A

(1)
Cost is used in lieu of principal balance for CMBS I/O Strips.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt payments, any potential obligations to fulfill unfunded commitments and dividend requirements for the twelve-month period following June 30, 2026.

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

Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into the Credit Facility. Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of the Underlying Loans. No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of June 30, 2026, the outstanding balance on the Credit Facility was $61.2 million.

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

As discussed in Note 9 to our consolidated financial statements, in connection with our CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $152.2 million under our repurchase agreements and posted approximately $583.2 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The

CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding activity under the master repurchase agreement (dollars in thousands):

	June 30, 2026
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreement
CMBS
Mizuho(4)	4/15/2020	152,190	152,190	N/A	(5)	5.33%	0.0	583,167	209,860	195,146	4.1

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

At-The-Market Offering

On March 15, 2022, the Company, the OP and the Manager separately entered into separate Equity Distribution Agreements with each of the Sales Agents, pursuant to which the Company may issue and sell from time to time under its ATM Program. The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of June 30, 2026, pursuant to the Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the ATM Program, see Note 11 to our consolidated financial statements.

Series B Preferred Stock Offering

On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. On October 1, 2025, the Company increased the size of its Series B Preferred Stock offering to 17,200,000 shares for gross proceeds of $430.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager served as the Company’s dealer manager in connection with the offering. The Dealer Manager used its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company paid the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) the Series B Selling Commissions and (ii) the Series B Dealer Manager Fee. The Company completed the last close on December 5, 2025 and terminated the Series B Preferred offering. As of June 30, 2026, the Company had sold 16,186,525 shares of Series B Preferred Stock for total gross proceeds of $395.6 million.

Series C Preferred Stock Offering

On November 4, 2025, the Company announced the launch of a continuous public offering of up to 8,000,000 shares of its Series C Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $200.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series C Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series C Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE, NYSE Texas or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series C Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) the Series C Selling Commissions and (ii) the Series C Dealer Manager Fee. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series C Selling Commissions and may reallow a portion of the Series C Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series C Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. For the three months ended June 30, 2026, the Company has sold 904,978 shares of Series C Preferred Stock for total gross proceeds of $22.6 million.

5.75% Notes Offering

The Company had an aggregate principal amount of $180.0 million of its 5.75% Notes which the Company repaid at maturity on May 1, 2026.

OP Notes Offering

In 2025, the OP issued a $45.0 million aggregate principal amount of its 2026 OP Notes for proceeds of approximately $42.6 million, after original issue discount, which were used to repay the 7.50% Senior Unsecured Notes due 2025 of the OP at maturity.

Mizuho TRS Loan

On April 29, 2026, the Company entered into a $375.0 million term loan with Mizuho, and borrowed an initial amount of $310.0 million aggregate principal amount for net proceeds of approximately $304.8 million, which were used to repay the 5.75% Notes at maturity. Concurrently, the Company entered into a Total Return Swap Confirmation with Mizuho, pursuant to which, among other things, the Company transferred and pledged to Mizuho $108.5 million of cash collateral, which is presented as restricted cash on the Company's consolidated balance sheets.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of June 30, 2026, our cash and cash equivalents was $6.4 million.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$3,360	$19,357
Net cash provided by investing activities	108,850	89,584
Net cash (used in) financing activities	(8,334)	(102,256)
Net increase (decrease) in cash, cash equivalents, and restricted cash	103,876	6,685
Cash, cash equivalents and restricted cash, beginning of period	34,354	7,053
Cash, cash equivalents and restricted cash, end of period	$138,230	$13,738

The six months ended June 30, 2026 as compared to the six months ended June 30, 2025

Cash flows from operating activities. During the six months ended June 30, 2026, net cash provided by operating activities was $3.4 million, compared to net cash provided by operating activities of $19.4 million for the six months ended June 30, 2025. This decrease primarily relates to the changes in provision for credit loss and paid in kind income.

Cash flows from investing activities. During the six months ended June 30, 2026, net cash provided by investing activities was $108.9 million, compared to net cash provided by investing activities of $89.6 million for the six months ended June 30, 2025. The increase primarily relates to an increase in proceeds from payments received on mortgage loans held for investment.

Cash flows from financing activities. During the six months ended June 30, 2026, net cash used in financing activities was $8.3 million, compared to net cash used in financing activities of $102.3 million for the six months ended June 30, 2025. The decrease primarily relates to an increase in the borrowings under secured financing agreements, offset with principal repayments on unsecured notes, as well as the increase of the Re-REMIC of the CMBS held in variable interest entities.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NXDT, an entity that is advised by an affiliate of the Manager, the Co-Guarantors, as guarantors, entered into the NSP Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of June 30, 2026. As of June 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends was $16.0 million and the Company and NexPoint Diversified Real Estate Trust are jointly and severally liable for 85.9% of the guaranteed amount equal to $13.7 million.

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

Mercado Commitments

On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $0.6 million was unfunded as of June 30, 2026. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% IRR hurdle as shown below. There was no value ascribed to the common interest as of June 30, 2026. Further, once the Company's preferred equity and accrued return has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:

•
0% to the Company and 100% to issuer up to a 20.0% IRR; and
•
10% to the Company and 90% to issuer thereafter.

Resmark Commitments

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which has been fully funded as of June 30, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.3 million was unfunded as of June 30, 2026.

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of June 30, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of June 30, 2026.

NSP Promissory Note Commitments

On January 16, 2026, the Company loaned $16.7 million to NSP OC and certain subsidiaries of NSP OC and of our Sponsor, as co-borrowers. In connection with the loan, NSP OC issued the NSP Note pursuant to which NSP OC may borrow up to a maximum commitment of $40.0 million. The NSP Note bears interest at 14.0% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first-priority lien on certain income streams and related deposit accounts of the co-borrowers and are subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock. On March 25, 2026, OSL purchased $7.5 million aggregate principal amount of the NSP Note and obtained the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. Effective on March 30, 2026, HFRO, HGLB, NXDT, and NRES purchased aggregate principal amounts of $2.5 million, $1.0 million, $1.3 million and $0.1 million, respectively, and each has the right, but not the obligation to participate in any future advances up to its then-current pro rata share. The Company also funded an additional $1.3 million and the NSP Note has $16.8 million unfunded as of June 30, 2026.

SFR OP Note II Commitments

SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub, extended the maturity date to July 10, 2026, and increased the maximum amount available under the SFR OP Note II to $15.0 million. In 2026, the Company further extended the maturity date to July 10, 2027. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of June 30, 2026.

Beacon - Self Storage Commitments

On August 1, 2025, the Company, through one of the Subsidiary OPs, committed to fund $10.0 million for a storage facility in Wappinger, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9.0%, which is payable in kind, with a maturity date of August 1, 2026. As of June 30, 2026, the Company has an unfunded commitment balance of $6.1 million.

Rockville - Self Storage Commitments

On October 23, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.0 million for a storage facility in Rockville, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9.0%, which is payable in kind, with a maturity date of October 23, 2030. As of June 30, 2026, the Company has an unfunded commitment balance of $5.7 million.

Miami- Self Storage Commitments

On April 2, 2026, the Company, through one of the Subsidiary OPs, committed to fund $10.2 million for a storage facility in Miami, FL pursuant to a mezzanine loan agreement. The loan bears interest at 8.0% which is payable in kind, with a maturity date of April 2, 2033. As of June 30, 2026, the Company has an unfunded commitment balance of $8.5 million .

Wayne- Self Storage Commitments

On June 18, 2026, the Company, through one of the Subsidiary OPs, committed to fund $6.8 million for a storage facility in Wayne, NJ pursuant to a mezzanine loan agreement. The loan bears interest at 8.0%, which is payable in kind, with a maturity date of June 18, 2031. As of June 30, 2026, the Company has an unfunded commitment balance of $6.0 million.

Hialeah - Small Bay Commitments

On December 10, 2025, the Company, through one of the Subsidiary OPs, committed to fund $28.0 million for an industrial facility in Hialeah, FL. The preferred equity investment pays a preferred return of 11.0% per annum, with a mandatory redemption date of December 10, 2030. As of June 30, 2026, the Company has an unfunded commitment balance of $5.5 million.

Park Phase - Preferred Commitments

On December 30, 2025, the Company, through one of the Subsidiary OPs, committed to fund $17.4 million for a multifamily property in Chapel Hill, NC. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of December 30, 2029. As of June 30, 2026, the Company has an unfunded commitment balance of $17.4 million.

Archer River Blue - Preferred Commitments

On December 19, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.5 million for an multifamily property in Asheville, NC. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of June 19, 2029. As of June 30, 2026, the Company has an unfunded commitment balance of $6.5 million.

Tivoli North Apartments - Preferred Commitments

On May 20, 2026, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million for an multifamily property in Las Vegas, NV. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of May 20, 2030. As of June 30, 2026, the Company has an unfunded commitment balance of $3.8 million.

VineBrook Homes - Revolving Credit Facility Commitments

On June 25, 2026, the Company, through the OP, committed to fund $20.0 million as a revolving credit facility. The facility bears interest at 9.75%, with a maturity date of May 7, 2028. As of June 30, 2026, the Company has an unfunded commitment balance of $1.8 million.

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

On September 30, 2025, the Alewife Loan was bifurcated into (i) the Alewife Senior Loan and (ii) the Alewife Mezzanine Loan. The Alewife Senior Loan was deemed fully funded, with the Company holding 73.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $62.5 million, and OSL holding 26.5% of the Alewife Senior Loan based on prior fundings of the Alewife Loan of $22.5 million. On September 30, 2025 the Company and OSL sold the Alewife Senior Loan. The Company's prior fundings of $102.0 million of the Alewife Loan were deemed fundings of the Alewife Mezzanine Loan, with the Company holding 100% of the Alewife Mezzanine Loan at closing. The Alewife Mezzanine Loan is secured by an equity pledge by Alewife Holdings of its equity interest in Alewife Member and an equity pledge by Alewife Member of its equity interest in Alewife. The Company's expected maximum commitment under the Alewife Mezzanine Loan is $133.0 million, of which $10.2 million was unfunded as of June 30, 2026.

On May 22, 2026, the Company entered into the Alewife Bridge whereby it made a loan in the maximum principal amount of up to $80.8 million to Alewife Holdings. The loan bears interest at 14.0%, with a maturity date of August 9, 2027. As of June 30, 2026, the Company has an unfunded commitment balance of $38.1 million.

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

On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock entered into the IQHQ Revolving Loan whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full

$150.0 million of the principal amount of the IQHQ Promissory Note and the full $150.0 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025, is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of June 30, 2026, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, with an unfunded commitment balance of $20.0 million.

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

As of June 30, 2026, the Company funded $137.0 million under the IQHQ Subscription Agreement with an unfunded commitment amount of $23.0 million.

The table below shows the Company's unfunded commitments by investment type as of June 30, 2026 and December 31, 2025 (in thousands):

Investment Type	June 30, 2026	December 31, 2025
Loans	$115,707	$60,639
Preferred Equity	33,833	24,840
Common Equity	1,036	1,536
Preferred Stock	23,000	23,000
	$173,576	$110,015

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

We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses for the portfolio on a collective basis, for loans that share similar risk characteristics, at the individual loan level, for our loan portfolio. The calculation is applied at the loan level. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2025. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The cumulative effect of adoption of ASU 2016-13 as of January 1, 2023 was a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2026 was $34.7 million. The reversal of credit losses of $8.3 million, which comprises of $6.1 million in write-offs due to the consolidation of real estate and $2.2 million in reversal of collective reserves for the six months ended June 30, 2026, is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $26.5 million as of June 30, 2026.

Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Valuation of Common and Preferred Equity

As of June 30, 2026, the Company owns approximately 27.6% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the six months ended June 30, 2026, the unrealized gain related to the change in fair value estimate is $1.1 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.

As of June 30, 2026, the Company owns approximately 6.2% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the six months ended June 30, 2026, the unrealized gain related to the change in fair value estimate is $4.9 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.

As of June 30, 2026, the Company owns approximately 98.0% of the total outstanding common equity of each of RFGH and RTB. The Company holds RFGH and RTB based on the Company's proportionate share of income (losses) for the six months ended June 30, 2026. See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments RFGH and RTB.

As of June 30, 2026, the Company owns 11.8% of the total outstanding shares of the Series D-1 preferred, 46.0% of the Series E preferred, and 58.9 million warrants of IQHQ, Inc. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The preferred equity valuations use a discounted cash flow methodology with observable inputs for cash and paid-in-kind return rates. The unobservable input is the discount rate which is supported by market conditions. The warrant valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the net asset value-based approach that derives the underlying equity value of IQHQ Inc. by considering the estimated fair value of its real estate assets and liabilities under ASC 820. This value is then allocated through the capital structure to the warrant instruments. Since IQHQ Inc.’s equity and warrants are not publicly traded, the valuation incorporates a discount for lack of marketability, which reflects the limited liquidity and transferability of the warrants. The necessary inputs for the warrant valuation include guideline publicly traded companies engaged in life science and specialized commercial real estate, which lead to the selection of multiples – adjusted for size, leverage, growth profile, and market conditions. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ, Inc.

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

REIT Tax Election and Income Taxes

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (a "TRS") and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the six months ended June 30, 2026 and 2025.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*

Credit Agreement, dated May 7,2026, by and between VineBrook Homes Trust, Inc., as borrower, and NexPoint Real Estate Finance Operating Partnership, L.P., as administrative agent, sole lead arranger, sole bookrunner and lender

10.2

Loan Agreement, dated April 29, 2026, by and between NexPoint Real Estate Finance, Inc., as borrower, and Mizuho Capital Markets LLC, as lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 30, 2026)

10.3

Security Agreement, dated April 29, 2026, by and among the pledgors signatory thereto and Mizuho Capital Markets LLC, as lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 30, 2026)

10.4*

Participation Agreement Side Letter, dated April 2, 2026, by and among Highland Opportunities and Income Fund, NexPoint Diversified Real Estate Trust Operating Partnership, L.P., Highland Global Allocation Fund, NRESF REIT Sub II, LLC and NexPoint Real Estate Finance Operating Partnership, L.P.

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

NEXPOINT REAL ESTATE FINANCE INC.

Signature	Title	Date

/s/ Jim Dondero	President (Principal Executive Officer)	August 13, 2026
Jim Dondero

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 13, 2026
Paul Richards