Form 10-Q
period 2026-09-30
NexPoint Real Estate Finance, Inc.
filed 2026-11-10
CIK 1786248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39210

NexPoint Real Estate Finance, Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-2178264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 276-6300

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NREF	New York Stock Exchange; NYSE Texas
8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	NREF-PRA	New York Stock Exchange

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

As of November 9, 2026, the registrant had 18,848,029 shares of its common stock, par value $0.01 per share, outstanding.

NEXPOINT REAL ESTATE FINANCE, INC.

Form 10-Q

Quarter Ended September 30, 2026

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report ("Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations and management's plan to make partial loan pay downs and utilize extension options contractually available contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report are based on management’s then-current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” "could," “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

iii

PART I

Item 1. Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$74,938	$31,114
Restricted cash	162,470	3,240
Net Operating Real Estate Investments	162,574	113,879
Derivative asset, at fair value	5,567	—
Loans, held-for-investment, net ($46,784 and $23,797, with related parties, respectively) (1)	712,506	619,560
Common stock investments, at fair value ($27,017 and $24,761 with related parties, respectively)	54,316	49,104
Equity method investments ($0 and $1,714 with related parties, respectively)	—	1,714
Mortgage loans, held-for-investment, net (2)	67,532	121,239
Preferred stock investments, at fair value ($3,518 and $3,161 with related parties, respectively)	180,396	157,893
Accrued interest and dividends, net (3)	64,521	54,009
Mortgage loans held in variable interest entities, at fair value	3,511,171	3,987,281
CMBS structured pass-through certificates, at fair value	33,559	40,427
Stock warrant investments, at fair value	117,378	141,186
Accounts receivable and other assets	2,703	551
TOTAL ASSETS	$5,149,631	$5,321,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Secured financing agreements, net	$572,399	$176,141
Master repurchase agreements	141,247	258,038
Unsecured notes, net	51,456	229,112
Mortgages payable, net	145,025	106,151
Accounts payable and other accrued liabilities	16,673	13,699
Accrued interest payable	14,726	13,795
Bonds payable held in variable interest entities, at fair value	3,346,595	3,692,390
Total Liabilities	4,288,121	4,489,326

Redeemable Series B Preferred stock, $0.01 par value: 17,200,000 and 17,200,000 shares authorized; 16,186,525 and 16,186,525 shares issued and 15,822,754, and 16,099,443 shares outstanding, respectively	361,024	359,783
Redeemable Series C Preferred stock, $0.01 par value: 8,000,000 and 8,000,000 shares authorized; 2,913,806 and 80,412 shares issued and outstanding, respectively	64,682	1,868
Redeemable noncontrolling interests in the OP	79,772	82,235

Stockholders' Equity:
Noncontrolling interest in subsidiary	95	95
Series A Preferred stock, $0.01 par value: 100,000,000 shares authorized; 1,645,000 and 1,645,000 shares issued and outstanding, respectively	16	16
Common stock, $0.01 par value: 500,000,000 shares authorized; 18,848,029 and 18,574,101 shares issued and outstanding, respectively	189	186
Additional paid-in capital	399,053	404,207
Retained earnings (accumulated deficit)	(43,321)	(16,519)
Total Stockholders' Equity	356,032	387,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,149,631	$5,321,197

(1)
Includes credit allowance of $16.0 million and $26.5 million as of September 30, 2026 and December 31, 2025, respectively
(2)
Includes credit allowance of less than $0.1 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively
(3)
Includes no credit allowance as of September 30, 2026 and $8.1 million as of December 31, 2025

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest income
Interest income	$27,438	$22,853	$77,357	$67,734
Interest expense	(10,158)	(10,356)	(28,239)	(31,659)
Total net interest income	17,280	12,497	49,118	36,075
Other income (loss)
Change in net assets related to consolidated CMBS variable interest entities	1,585	1,838	9,882	9,711
Change in unrealized gain (loss) on CMBS structured pass-through certificates	(337)	607	360	2,439
Change in unrealized gain (loss) on common stock investments	(3,604)	751	2,462	(5,823)
Change in unrealized gain (loss) on preferred stock and stock warrant investments	(16,126)	50,387	(24,664)	88,582
Change in unrealized gain (loss) on derivative	(283)	—	(283)	—
Reversal of (provision for) credit losses	(460)	(15,680)	1,750	(24,589)
Dividend income	8,035	5,775	22,641	11,810
Other income (loss)	96	(122)	456	(140)
Realized gain (loss) on investments	—	(23)	745	(23)
Loss on extinguishment of debt	—	(2,125)	—	(2,297)
Equity in income (losses) of equity method investments	—	12	(651)	(952)
Gain (Loss) on sale from real estate owned	—	3,718	(1)	3,718
Revenues from consolidated real estate owned	3,723	1,579	8,061	6,490
Total other income (loss)	(7,371)	46,717	20,758	88,926
Operating expenses
General and administrative expenses	3,348	3,377	9,447	9,652
Loan servicing fees	275	372	847	1,067
Management fees	2,336	1,777	6,801	4,751
Expenses from consolidated real estate owned	4,872	2,826	13,771	10,436
Total operating expenses	10,831	8,352	30,866	25,906
Net income (loss)	(922)	50,862	39,010	99,095
Net (income) loss attributable to Series A preferred stockholders	(874)	(874)	(2,622)	(2,622)
Net (income) loss attributable to Series B preferred stockholders	(8,936)	(7,174)	(27,003)	(17,256)
Net (income) loss attributable to Series C preferred stockholders	(1,271)	—	(2,297)	—
Net (income) loss attributable to redeemable noncontrolling interests	(198)	(7,782)	(3,816)	(15,383)
Net income (loss) attributable to common stockholders	$(12,201)	$35,032	$3,272	$63,834

Weighted-average common shares outstanding - basic	18,848	17,722	18,766	17,651
Weighted-average common shares outstanding - diluted	18,848	43,854	19,069	39,628

Earnings (loss) per share outstanding - basic	$(0.65)	$1.98	$0.17	$3.62
Earnings (loss) per share outstanding - diluted	$(0.65)	$1.14	$0.17	$2.43

Dividends declared per common share	$0.5000	$0.5000	$1.5000	$1.5000

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Noncontrolling
Nine Months Ended September 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	(accumulated deficit)	interest in Subsidiary	Total
Balances, December 31, 2025	1,645,000	$16	18,574,101	$186	$404,207	$(16,519)	$95	$387,985
Vesting of stock-based compensation	—	—	273,928	3	(2,188)	—	—	(2,185)
Stock compensation	—	—	—	—	4,920	—	—	4,920
Net income attributable to Series A preferred stockholders	—	—	—	—	—	2,622	—	2,622
Net income attributable to common stockholders	—	—	—	—	—	3,272	—	3,272
Series A preferred stock dividends declared ($1.5939 per share)	—	—	—	—	—	(2,622)	—	(2,622)
Common stock dividends declared ($1.5000 per share)	—	—	—	—	—	(30,074)	—	(30,074)
Series B preferred stock fair value adjustment	—	—	—	—	(7,886)	—	—	(7,886)
Balances, September 30, 2026	1,645,000	$16	18,848,029	$189	$399,053	$(43,321)	$95	$356,032

	Series A Preferred Stock		Common Stock		Additional	Retained Earnings	Noncontrolling
Three Months Ended September 30, 2026	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	(accumulated deficit)	interest in Subsidiary	Total
Balances, June 30, 2026	1,645,000	$16	18,848,029	$189	$400,459	$(21,053)	$95	$379,706
Vesting of stock-based compensation	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	1,764	—	—	1,764
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	874
Net loss attributable to common stockholders	—	—	—	—	—	(12,201)	—	(12,201)
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(10,067)	—	(10,067)
Series B preferred stock fair value adjustment	—	—	—	—	(3,170)	—	—	(3,170)
Balances, September 30, 2026	1,645,000	$16	18,848,029	$189	$399,053	$(43,321)	$95	$356,032

	Preferred Stock		Common Stock		Additional	Retained Earnings	Noncontrolling	Noncontrolling
Nine Months Ended September 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	(accumulated deficit)	interest in CMBS VIEs	interest in Subsidiary	Total
Balances, December 31, 2024	1,645,000	$16	17,461,129	$174	$387,892	$(54,948)	$3,255	$95	$336,484
Vesting of stock-based compensation	—	—	260,699	3	2,912	—	—	—	2,915
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	64	—	64
Net income attributable to Series A preferred stockholders	—	—	—	—	—	2,622	—	—	2,622
Net income attributable to common stockholders	—	—	—	—	—	63,834	—	—	63,834
Series A preferred stock dividends declared ($1.5939 per share)	—	—	—	—	—	(2,622)	—	—	(2,622)
Common stock dividends declared ($1.5000 per share)	—	—	—	—	—	(27,874)	—	—	(27,874)
Balances, September 30, 2025	1,645,000	$16	17,721,828	$177	$390,804	$(18,988)	$3,319	$95	$375,423

	Preferred Stock		Common Stock		Additional	Retained Earnings	Noncontrolling	Noncontrolling
Three Months Ended September 30, 2025	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	(accumulated deficit)	interest in CMBS VIEs	interest in Subsidiary	Total
Balances, June 30, 2025	1,645,000	$16	17,721,828	$177	$389,300	$(44,650)	$3,297	$95	$348,235
Vesting of stock-based compensation	—	—		—	1,504	—	—	—	1,504
Noncontrolling interest in CMBS variable interest entities	—	—	—	—	—	—	22	—	22
Net income attributable to Series A preferred stockholders	—	—	—	—	—	874	—	—	874
Net income attributable to common stockholders	—	—	—	—	—	35,032	—	—	35,032
Series A preferred stock dividends declared ($0.5313 per share)	—	—	—	—	—	(874)	—	—	(874)
Common stock dividends declared ($0.5000 per share)	—	—	—	—	—	(9,370)	—	—	(9,370)
Balances, September 30, 2025	1,645,000	$16	17,721,828	$177	$390,804	$(18,988)	$3,319	$95	$375,423

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$39,010	$99,095
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	8,952	8,570
Accretion of discounts	(4,683)	(9,156)
Depreciation and amortization of real estate investments	4,908	2,313
Amortization of deferred financing costs	(1,204)	161
Net change in fair value of derivative	283	—
Provision for (reversal of) credit losses	(1,750)	24,589
Net change in unrealized (gain) loss on investments held at fair value	22,170	(77,911)
Equity in (income) losses of unconsolidated equity method ventures	651	952
Net realized (gain) loss on investments	1,550	(3,182)
Stock-based compensation expense	4,920	4,475
Payment in kind income	(53,203)	(9,376)
Loss on extinguishment of debt	—	2,297
Fair value adjustment for Preferred Stock	(7,886)	—
Changes in operating assets and liabilities:
Accrued interest and dividends receivable	(4,477)	(19,495)
Accounts receivable and other assets	(2,152)	328
Accrued interest payable	932	5,307
Accounts payable, accrued expenses and other liabilities	(1,479)	(1,515)
Net cash provided by operating activities	6,542	27,452

Cash flows from investing activities
Proceeds from payments received on mortgage loans held in variable interest entities	412,371	331,237
Proceeds from payments received on mortgage loans held for investment	235,110	117,922
Originations of loans, held-for-investment, net	(236,022)	(75,476)
Purchases of preferred stock and stock warrants	(22,740)	(137,012)
Purchases of equity method investments	(3,250)	(1,500)
Sale of equity method investments	—	392
Purchases of CMBS securitizations held in variable interest entities, at fair value	—	(11,590)
Increase in cash in connection with VIE consolidation	2,696	—
Proceeds from payments received on sale of equity method investments	2,312	—
Additions to real estate investments	(2,204)	(662)
Net proceeds from dispositions of real estate investments	—	56,348
Net cash provided by investing activities	388,273	279,659

Cash flows from financing activities
Borrowings under secured financing agreements	449,682	22,725
Proceeds from secured borrowings of CMBS securitizations held in VIEs, at fair value	19,769	—
Principal repayments on borrowings under secured financing agreements	(53,449)	(83,575)
Distributions to bondholders of variable interest entities	(375,846)	(317,376)
Principal repayment on unsecured notes	(180,000)	—
Purchase of Total Return Swap derivative	(5,850)	—
Borrowings under master repurchase agreements	18,181	29,703
Principal repayments on borrowings under master repurchase agreements	(60,077)	(15,552)
Proceeds from the issuance of Series B preferred stock through public offering, net of offering costs	—	156,519
Distributions from the redemptions of Series B preferred stock through public offering, net of redemption fees	(5,373)	—
Proceeds from the issuance of Series C preferred stock through public offering, net of offering costs	69,428	—
Principal repayments on mortgages payable	(125)	(32,125)
Payments for taxes related to net share settlement of stock-based compensation	(2,185)	(1,560)
Dividends paid to common stockholders	(31,014)	(25,987)
Dividends paid to Series A preferred stockholders	(2,622)	(2,622)
Dividends paid to Series B preferred stockholders	(24,003)	(15,195)
Dividends paid to Series C preferred stockholders	(1,998)	—
Distributions to redeemable noncontrolling interests in the OP	(6,279)	(7,558)
Net cash used in financing activities	(191,761)	(292,603)

Net increase (decrease) in cash, cash equivalents, and restricted cash	203,054	14,508
Cash, cash equivalents and restricted cash, beginning of period	34,354	7,053
Cash, cash equivalents and restricted cash, end of period	$237,408	$21,561

Supplemental Disclosure of Cash Flow Information
Interest paid	$27,308	$26,353
Supplemental Disclosure of Noncash Investing and Financing Activities
Adjustment to loans, held for investment, interest capitalization	—	19,074
Increase (decrease) in dividends payable upon vesting of restricted stock units	(940)	1,887
Consolidation of noncontrolling interest in CMBS variable interest entities	—	64

See Notes to Consolidated Financial Statements

NEXPOINT REAL ESTATE FINANCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Real Estate Finance, Inc. (the “Company”, “we”, “our”, "NREF") is a commercial mortgage REIT incorporated in Maryland on June 7, 2019. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020 and the Company believes the current organization and method of operation will enable it to maintain its status as a REIT. The Company is focused on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, convertible notes, multifamily properties and common equity investments, as well as multifamily and single-family rental ("SFR") commercial mortgage backed securities securitizations (“CMBS securitizations”), promissory notes, revolving credit facilities and stock warrants which are our target assets. We primarily focus on investments in real estate sectors where our senior management team has operating expertise, including in the multifamily, SFR, self-storage, industrial, marina and life science sectors predominantly in the top 50 metropolitan statistical areas ("MSAs"). Substantially all of the Company’s business is conducted through NexPoint Real Estate Finance Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of September 30, 2026, the Company held approximately 86.56% of the common limited partnership units in the OP (“OP Units”) which represents 100.00% of the Class A OP Units, and the OP owned all of the common limited partnership units (“SubOP Units”) of its subsidiary partnerships (collectively, the “Subsidiary OPs”) (see Note 13).

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

General

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC, these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Readers of this Quarterly Report should refer to the Company's audited Consolidated Financial Statements, which are included in the Company’s Annual Report. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 and future fiscal years.

Basis of Accounting

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Other than described below pertaining to the adoption of the new accounting pronouncement, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

Principles of Consolidation

The Company accounts for subsidiary partnerships in which it holds an ownership interest in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. As of September 30, 2026, the Company has determined it must consolidate the OP and the Subsidiary OPs under the VIE model as it was determined the Company both controls the direct activities of the OP and Subsidiary OPs and possesses the right to receive benefits that could potentially be significant to the OP and Subsidiary OPs. The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP. The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. FASB ASC Topic 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary, and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary, and it does not consolidate the VIE (see Note 6).

CMBS Trusts

The Company consolidates the trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when the Company holds a variable interest in, and management considers the Company to be the primary beneficiary of, those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impacts the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. For the eight CMBS that the Company consolidates, the Company owns 100% of the most subordinate tranche. The subordinate tranche includes the controlling class, and has the ability to remove and replace the special servicer. The portion of the controlling class not owned by the Company is classified as noncontrolling interest in CMBS variable interest entities. On March 5, 2026, the Company issued a re-REMIC of K62, which is reflected in the consolidated financial statements as a secured borrowing, resulting in cash proceeds of $19.0 million. The re-REMIC did not result in the derecognition of assets or liabilities and did not give rise to a gain or loss. The Company continues to consolidate the principal balance for both K62 and the NXPA re-REMIC trust.

On the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, the Company consolidated each of the eight and nine Freddie Mac K-Series securitization entities (the “CMBS Entities”) that were determined to be VIEs and for which the Company is the primary beneficiary, respectively. The CMBS Entities are independent of the Company, and the assets and liabilities of the CMBS Entities are not owned by and are not legal obligations of ours. Our exposure to the CMBS Entities is through the subordinated tranches. For financial reporting purposes, the underlying mortgage loans held by the trusts are recorded as a separate line item on the balance sheet under “Mortgage loans held in variable interest entities, at fair value.” The liabilities of the trusts consist solely of obligations to the CMBS holders of the consolidated trusts, excluding the CMBS B-Piece investments held by the Company. The liabilities are presented as “Bonds payable held in variable interest entities, at fair value” on the Consolidated Balance Sheets. The CMBS B-Pieces held by the Company, and the interest earned thereon are eliminated in consolidation. Management has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the consolidated CMBS Entities in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS B-Pieces owned by the Company. Management has elected to show interest income and interest expense related to the CMBS Entities in aggregate with the change in fair value as “Change in net assets related to consolidated CMBS variable interest entities.” The residual difference between the fair value of the CMBS Entities’ assets and liabilities represents the Company’s investments in the CMBS B-Pieces at fair value.

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

Allowance for Credit Losses

Under ASC 326, Financial Instruments – Credit Losses, which we adopted on January 1, 2023, we use loan loss forecasting models for estimating expected life-time credit losses for the portfolio on a collective basis (“collective ACL”), for loans that share similar risk characteristics, at the individual loan level, for our loan portfolio. The calculation is applied at the loan level. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The forecasting methods used by the Company for determining the collective ACL include a probability of default and loss given default method utilizing a widely used third-party analytical model with historical loan loss data for CMBS/Commercial Real Estate (“CRE”) loans from 1998 to 2025. The Company expects to use this proxy data set, or variants of it, unless the Company develops its own sufficient history of realized losses. Within this dataset, we focused our historical loss information on the most relevant subset of available CRE data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, spread to interest rate, unpaid principal balance, and origination loan-to-value, or LTV. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) determination of relevant historical loan loss data sets over an observable period and (iii) selection and weighting of macroeconomic forecasts over the relevant time period. The Company determines its allowance for credit loss estimate based on the weighting of multiple macroeconomic forecast scenarios driven by macroeconomic variables such as gross domestic product, unemployment rate, federal funds target rate and core personal consumption expenditure among others, during the reasonable and supportable forecast period. The reasonable and supportable forecast period is determined based on the Company’s assessment of macroeconomic forecast scenarios and plausible outcomes for the U.S. economy, current portfolio composition, level of historical loss experience, material changes in growth and credit strategy and other factors that may affect its loss experience. The Company regularly evaluates the reasonable and supportable forecast period to determine if a change is needed. The Company has determined that economic forecasts used in our current expected credit loss ("CECL") model can be reasonable and supportable over four quarters as it provides enough time to account for the expected changes of the economic conditions and the performance of the underlying assets. Beyond the Company’s reasonable and supportable forecast period, the Company immediately reverts to historical loss information derived from the CRE data set. The Company considers an immediate reversion period appropriate in the CECL model because it provides a suitable balance between the stability of historical data and the flexibility to account for changing market conditions.

Individual Allowance for Credit Losses

In certain circumstances, we may determine that a loan is no longer suited for the model because (i) it has unique risk characteristics, (ii) we have deemed the borrower/sponsor to be experiencing financial difficulty and the repayment of the loan’s principal is collateral-dependent, (iii) we anticipate assuming legal title and/or physical possession of the underlying collateral property and the fair value of the collateral asset is determined to be below the carrying value of our loan, and/or (iv) recovery of our loan may occur at an amount below our loan’s carrying value. We may instead elect to employ different methods to estimate an individual allowance for credit losses (“individual ACL”) for collateral dependent assets by comparing the estimated fair value of the underlying collateral, less costs to sell, to the amortized cost of the respective loan in accordance with ASC 326, Financial Instruments – Credit Losses and related guidance and fair value the collateral associated with the loans. These valuations require significant judgments and actual losses, if any, could ultimately differ from estimated losses. The Company's collateral-dependent financial assets consist of CRE loans secured by mezzanine positions on the underlying properties. As of September 30, 2026, we individually evaluated one loan with an amortized cost of $3.8 million. The allowance for credit losses decreased by $18.7 million during the nine months ended September 30, 2026. The decrease was primarily driven by (i) the consolidation of Ridgeview Place Apartments, which resulted in a $6.1 million charge recognized upon consolidation and a $2.3 million reversal of the remaining individually assessed reserve following derecognition of the loan and recognition of the underlying net assets, and (ii) a $10.9 million write-off of a previously reserved preferred investment during the three months ended September 30, 2026. Write-offs are charged against the allowance for credit losses and do not affect the consolidated statements of operations. The remaining change reflects a net provision for credit losses of approximately $0.6 million across the remaining portfolio.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to CECL in the same period. There were two loans past due totaling $8.4 million as of September 30, 2026 and no loans as of December 31, 2025, respectively. The amortized cost basis for loans on nonaccrual was $15.1 million, consisting of $3.8 million of mezzanine loans and $11.3 million of preferred equity as of September 30, 2026, and $35.9 million, consisting of $12.6 million of mezzanine loans and $23.3 million of preferred equity, as of December 31, 2025, respectively. For the nine months ended September 30, 2026, interest income recognized on a cash basis for loans while they were on nonaccrual status was approximately $0.2 million.

Loan Modifications Pursuant to ASC 326

During the nine months ended September 30, 2026, the Company did not have any modifications on loans experiencing financial distress.

The following table summarizes our (provision for) reversal of credit losses as of September 30, 2026 and 2025 (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Balances, January 1,	$(34,741)	$(1,377)
(Provision for) reversal of credit losses	1,750	(5,601)
Write-offs related to real estate owned consolidations	6,073	—
Write-offs related to previous credit loss reserve	10,912	—
(Provision for) reversal of individual reserve of credit losses	—	(18,988)
Balances, September 30,	$(16,006)	$(25,966)

The following table summarizes our expected credit loss reserve as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Collective Reserve	$12,222	$11,661
Individual Reserve	3,784	23,080
Total Reserve	$16,006	$34,741

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

A loan is written off when it is no longer realizable and/or it is legally discharged. There were no recoveries as of September 30, 2026 and December 31, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which introduces enhancements to income tax disclosures. The Company adopted this new standard beginning with our Annual Report for the year ended December 31, 2025, which did not have a material impact on its consolidated financial statements.

3. Loans Held for Investment, Net

The Company’s investments in mortgage loans, mezzanine loans, preferred equity, promissory notes and revolving credit facilities are accounted for as loans held for investment. The mortgage loans are presented as “Mortgage loans, held-for-investment, net” and the mezzanine loans, preferred equity, promissory notes and revolving credit facilities are presented as “Loans, held-for-investment, net” on the Consolidated Balance Sheets. The following tables summarize our loans held-for-investment as of September 30, 2026 and December 31, 2025, respectively (dollars in thousands):

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
September 30, 2026
Mortgage loans, held-for-investment	$65,845	$67,532	6	100.00%	5.57%	2.1
Mezzanine loans, held-for-investment	236,430	228,676	22	38.05%	11.24%	2.3
Preferred equity, held-for-investment	290,214	281,888	19	59.13%	11.32%	1.8
Promissory notes, held-for-investment	23,843	23,494	2	100.00%	14.52%	2.5
Revolving credit facility, held-for-investment	186,595	178,448	1	100.00%	13.50%	2.0
	$802,927	$780,038	50	66.99%	11.44%	2.1

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value (1)	Loan Count	Fixed Rate (2)	Coupon (3)	Life (years) (4)
December 31, 2025
Mortgage loans, held-for-investment	$118,550	$121,239	9	100.00%	5.31%	1.9
Mezzanine loans, held-for-investment	229,927	220,814	22	43.35%	10.18%	2.6
Preferred equity, held-for-investment	261,175	244,959	20	54.84%	10.92%	2.8
Promissory notes, held-for-investment	15,500	15,459	2	100.00%	13.65%	0.6
Revolving credit facility, held-for-investment	148,600	138,328	1	100.00%	13.50%	2.0
	$773,752	$740,799	54	67.92%	10.40%	2.4

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

For the nine months ended September 30, 2026 and 2025, the loans held for investment, net were as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Balances, January 1,	$740,799	$760,939
Originations	236,022	75,476
Proceeds from principal repayments	(235,110)	(117,922)
PIK distribution reinvested in Preferred Units	52,585	9,376
Amortization of loan premium, net (1)	1,825	2,542
(Provision for) reversal of credit losses	1,750	(24,589)
Write-offs related to real estate owned consolidations	(6,073)	—
Decrease in loans held for investment, net of consolidation of real estate	(11,760)	—
Balances, September 30,	$780,038	$705,822

(1)
Includes net amortization of loan purchase premiums.

As of September 30, 2026 and December 31, 2025, there were $6.9 million and $6.3 million of unamortized premiums on loans, held-for-investment, net, respectively, on the Consolidated Balance Sheets.

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

	September 30, 2026
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—%
2	—	—	—%
3	44	768,358	98.50%
4	5	11,680	1.50%
5	1	—	—%
	50	$780,038	100.00%

	December 31, 2025
	Number of	Carrying	% of Loan
Risk Rating	Loans	Value	Portfolio
1	—	$—	—%
2	—	—	—%
3	50	729,529	98.48%
4	1	1,397	0.19%
5	3	9,873	1.33%
	54	$740,799	100.00%

Our loan portfolio had a weighted-average risk rating of 3.0 as of September 30, 2026 and December 31, 2025, respectively.

The following tables present the carrying value of the loan portfolio by the Company's internal risk rating and year of origination as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
	Number of	Outstanding	Carrying Value by Year of Origination (1)
Risk Rating	Loans	Face Amount	2026	2025	2024	2023	2022	Prior	Total
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	44	784,775	36,155	36,621	321,420	89,457	56,988	227,717	768,358
4	5	14,368	—	—	—	—	7,316	4,364	11,680
5	1	3,784	—	—	—	—	—	—	—
	50	$802,927	$36,155	$36,621	$321,420	$89,457	$64,304	$232,081	$780,038

	December 31, 2025
	Number of	Outstanding	Carrying Value by Year of Origination (1)
Risk Rating	Loans	Face Amount	2025	2024	2023	2022	2021	Prior	Total
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	50	747,367	50,740	265,929	83,312	65,363	35,084	229,101	729,529
4	1	1,500	—	—	—	—	—	1,397	1,397
5	3	24,884	—	—	—	—	9,873	—	9,873
	54	$773,751	$50,740	$265,929	$83,312	$65,363	$44,957	$230,498	$740,799

(1)
Represents the date a loan was originated or acquired.

The following tables present the geographies and property types of collateral underlying the Company’s loans held-for-investment as a percentage of the loans’ face amounts.

Geography	September 30, 2026	December 31, 2025
Massachusetts	22.17%	17.57%
Texas	11.32%	15.22%
North Carolina	10.64%	*
Florida	8.86%	8.19%
Maryland	8.03%	7.75%
California	6.56%	*
Georgia	6.33%	10.41%
Virginia	6.29%	*
Other (16 and 24 states each at <6%)	19.80%	40.86%
	100.00%	100.00%

* Included in "Other"

Collateral Property Type	September 30, 2026	December 31, 2025
Life Science	38.36%	28.07%
Multifamily	30.91%	30.94%
Single Family Rental	20.63%	27.92%
Self-Storage	5.94%	4.49%
Industrial	3.80%	3.67%
Marina	0.36%	4.91%
	100.00%	100.00%

4. CMBS Trusts

As of September 30, 2026, the Company consolidated eight of the CMBS Entities that it determined are VIEs and for which the Company is the primary beneficiary. The Company elected the fair-value measurement alternative in accordance with ASU 2014-13 for each of the trusts and carries the fair values of the trust’s assets and liabilities at fair value in its Consolidated Balance Sheets, recognizes changes in the trust’s net assets, including changes in fair-value adjustments and net interest earned, in its Consolidated Statements of Operations and records cash interest received from the trusts and cash interest paid to bondholders of the CMBS not beneficially owned by the Company as investing and financing cash flows, respectively.

The following table presents the Company’s recognized Trust’s Assets and Liabilities (in thousands):

Trust's Assets	September 30, 2026	December 31, 2025
Mortgage loans held in variable interest entities, at fair value	$3,511,171	$3,987,281
Accrued interest receivable	2,542	3,339

Trust's Liabilities
Bonds payable held in variable interest entities, at fair value	(3,346,595)	(3,692,390)
Accrued interest payable	(1,975)	(2,699)

The following table presents “Change in net assets related to consolidated CMBS variable interest entities” (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest earned	$4,012	$5,669	$12,506	$17,508
Realized gain (loss)	(844)	(429)	(2,294)	(513)
Unrealized gain (loss)	(1,583)	(3,402)	(330)	(7,284)
Change in net assets related to consolidated CMBS variable interest entities	$1,585	$1,838	$9,882	$9,711

The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by the Company as a percentage of the collateral unpaid principal balance:

Geography	September 30, 2026	December 31, 2025
Texas	18.44%	17.92%
Colorado	9.42%	10.20%
Florida	8.56%	8.30%
Washington	7.76%	7.53%
California	7.58%	8.58%
Georgia	5.79%	5.60%
North Carolina	5.30%	5.14%
New York	4.91%	5.27%
Other (29 and 33 states each at <4%)	32.24%	31.46%
	100.00%	100.00%

5. Common and Preferred Stock Investments

Common Stock Investments, at fair value

The Company owns approximately 24.9% of the total outstanding shares of common stock of NexPoint Storage Partners, Inc. ("NSP") as of September 30, 2026, and thus can exercise significant influence over NSP. NSP is a VIE and the Company has determined that it is not the primary beneficiary of NSP. The investment qualifies to be accounted for using the equity method. However, the Company elected the fair-value option in accordance with ASC 825-10-10, Fair Value Option ("ASC 825-10-10") for NSP.

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

The Company owns approximately 6.2% of the total outstanding shares of common stock of a private ground lease REIT (the "Private REIT") as of September 30, 2026. The Company elected the fair-value option in accordance with ASC 825-10-10 for the Private REIT.

The investment in the Private REIT is a Level 3 asset in the fair value hierarchy. As of September 30, 2026, the Company valued this investment based on the Private REIT's market approach price of $19.58 per share.

The following table presents the common stock investments as of September 30, 2026 and December 31, 2025, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Common Stock
NexPoint Storage Partners	11/6/2020	Self-storage	47,477	42,824	$27,017	$24,761
Private REIT	4/14/2022	Ground Lease	1,394,213	1,394,213	$27,299	$24,343

Equity Method Investments

The Company owns approximately 98.0% of the total outstanding common equity of each of Resmark Forney Gateway Holdings, LLC ("RFGH") and Resmark The Brook Holdings, LLC ("RTB"). These investments are held in entities that are considered VIEs as the power to direct activities is not proportional to ownership interests. As of September 30, 2026, the common interest had a book value of zero.

Preferred Stock Investments, at fair value

On November 9, 2023, the Company invested in the Series D-1 preferred stock (“Series D-1”) of IQHQ, Inc., a privately held life sciences real estate investment trust. The Series D-1 dividend accumulates quarterly at a 15.5% dividend rate per annum. The Series D-1 are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The Company owns approximately 11.8% of the total outstanding shares of the Series D-1 as of September 30, 2026.

The investment in the Series D-1 is a Level 3 asset in the fair value hierarchy and was initially measured using the entry price of the asset. As of September 30, 2026, the Company valued this investment at fair value, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.

On January 2, 2025, the Company invested in the Series E preferred stock ("Series E") of IQHQ, Inc. through the IQHQ Subscription Agreement (as defined in Note 15). The Series E dividend accumulates quarterly at a 16.5% dividend rate per annum. The Series E are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The Company owns 49.8% of the total outstanding shares of the Series E as of September 30, 2026. The Company valued this investment at fair value, which is supported by a discounted cash flow based on the present value of the expected future cash flows of the underlying investment.

On October 8, 2025, the Company invested in the Series G preferred stock ("Series G") of NSP. The Series G dividend accumulates quarterly at a 15.0% dividend rate per annum. The Series G are not deemed to be in-substance common stock and are accounted for as investments in equity securities measured at fair value. The securities do not have a readily determinable fair value, and the Company does not elect the measurement alternative. The Company owns approximately 95.4% of the total outstanding shares of the Series G as of September 30, 2026.

Warrants are granted with the issuance of Series E preferred stock and certain loans with IQHQ Holdings L.P. ("IQHQ Holdings"). The warrant valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820, Fair Value Measurement ("ASC 820"). Specifically, these techniques include the net asset value-based approach that derives the underlying equity value of IQHQ by considering the estimated fair value of its real estate assets and liabilities under ASC 820. This value is then allocated through the capital structure to the warrant instruments. Since IQHQ’s equity and warrants are not publicly traded, the valuation incorporates a discount for lack of marketability, which reflects the limited liquidity and transferability of the warrants. The necessary inputs for the warrant valuation include guideline publicly traded companies engaged in life science and specialized commercial real estate, which lead to the selection of multiples – adjusted for size, leverage, growth profile, and market conditions. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs.

The following table presents Preferred stock and warrant investments, at fair value as of September 30, 2026 and December 31, 2025, respectively (in thousands, except share amounts):

			Shares		Fair Value
Investment	Investment Date	Property Type	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	Interest Rate	Maturity Date
Preferred Stock
IQHQ Series D Preferred Stock	11/9/2023	Life Science	18,949	18,949	$18,578	$18,617	15.50%	N/A
IQHQ Series E Preferred Stock	1/2/2025	Life Science	160,013	137,013	158,300	136,115	16.50%	N/A
NSP Series G Preferred Stock	10/8/2025	Self - Storage	3,537	3,178	3,518	3,161	15.00%	N/A
Warrants
IQHQ, Inc.	5/23/2024	Life Science	67,073,009	55,584,966	117,378	141,186	N/A	N/A

6. Unconsolidated Variable Interest Entities

Unconsolidated VIEs

The Company continually reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.

As of September 30, 2026, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of September 30, 2026
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	24.9%
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	98.0%
Private REIT	Common Stock	Ground Lease	6.2%

As of December 31, 2025, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of December 31, 2025
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common Stock	Self-storage	26.0%
Resmark Forney Gateway Holdings, LLC	Common Equity	Multifamily	98.0%
Resmark The Brook Holdings, LLC	Common Equity	Multifamily	98.0%
Private REIT	Common Stock	Ground Lease	6.2%
Ridgeview Place	Common Equity	Multifamily	5.9%
Capital Acquisitions Partners, LLC	Membership Interests	Multifamily	79.1%

As of September 30, 2026, the Company's maximum exposure to loss of value for the NSP investment is the fair value of the Company's $27.0 million NSP common stock investment. As of September 30, 2026, the Company's maximum exposure to loss of value for the Private REIT investment is the fair value of the Company's $27.3 million Private REIT common stock investment. The combined maximum exposure of RFGH and RTB is zero.

7. CMBS Structured Pass-Through Certificates

As of September 30, 2026, the Company held 14 CMBS interest only structured pass-through certificates (“CMBS I/O Strips”) at fair value. The CMBS I/O Strips consist of interest only tranches of Freddie Mac structured pass-through certificates with underlying portfolios of fixed-rate mortgage loans secured primarily by stabilized multifamily properties.

The following table presents the CMBS I/O Strips as of September 30, 2026 (dollars in thousands):

Investment	Investment Date	Carrying Value (1)	Property Type	Interest Rate	Current Yield (2)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$911	Multifamily	2.02%	27.71%	1/25/2030
CMBS I/O Strip	8/6/2020	9,887	Multifamily	2.97%	29.21%	6/25/2030
CMBS I/O Strip	4/28/2021	2,732	Multifamily	1.58%	30.15%	1/25/2030
CMBS I/O Strip	5/27/2021	2,078	Multifamily	3.38%	29.47%	5/25/2030
CMBS I/O Strip	6/7/2021	189	Multifamily	2.31%	48.60%	11/25/2028
CMBS I/O Strip	6/11/2021	416	Multifamily	—%	—%	5/25/2029
CMBS I/O Strip	6/24/2021	479	Multifamily	—%	—%	5/25/2030
CMBS I/O Strip	8/10/2021	1,363	Multifamily	1.89%	30.15%	4/25/2030
CMBS I/O Strip	8/11/2021	863	Multifamily	3.10%	22.73%	7/25/2031
CMBS I/O Strip	8/24/2021	147	Multifamily	2.61%	25.17%	1/25/2031
CMBS I/O Strip	9/1/2021	2,084	Multifamily	1.92%	28.26%	6/25/2030
CMBS I/O Strip	9/11/2021	2,464	Multifamily	2.95%	22.22%	9/25/2031
CMBS I/O Strip	1/16/2025	4,929	Multifamily	5.67%	16.22%	11/25/2034
CMBS I/O Strip	4/24/2025	5,017	Multifamily	5.70%	17.22%	4/25/2034
Total		$33,559		3.47%	24.17%

(1)
Carrying value of the CMBS I/O strips is measured at fair value. See Note 10.
(2)
Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents the CMBS I/O Strips as of December 31, 2025 (dollars in thousands):

Investment	Investment Date	Carrying Value (1)	Property Type	Interest Rate	Current Yield (2)	Maturity Date
CMBS I/O Strips
CMBS I/O Strip	5/18/2020	$1,150	Multifamily	2.02%	22.00%	1/25/2030
CMBS I/O Strip	8/6/2020	11,994	Multifamily	2.98%	24.75%	6/25/2030
CMBS I/O Strip	4/28/2021	3,458	Multifamily	1.58%	24.88%	1/25/2030
CMBS I/O Strip	5/27/2021	2,502	Multifamily	3.38%	24.72%	5/25/2030
CMBS I/O Strip	6/7/2021	254	Multifamily	2.31%	36.17%	11/25/2028
CMBS I/O Strip	6/11/2021	1,239	Multifamily	2.01%	35.42%	5/25/2029
CMBS I/O Strip	6/24/2021	577	Multifamily	—%	—%	5/25/2030
CMBS I/O Strip	8/10/2021	1,603	Multifamily	1.89%	25.19%	4/25/2030
CMBS I/O Strip	8/11/2021	998	Multifamily	3.10%	19.91%	7/25/2031
CMBS I/O Strip	8/24/2021	174	Multifamily	2.61%	21.70%	1/25/2031
CMBS I/O Strip	9/1/2021	2,545	Multifamily	1.92%	23.73%	6/25/2030
CMBS I/O Strip	9/11/2021	2,872	Multifamily	2.95%	19.57%	9/25/2031
CMBS I/O Strip	1/16/2025	5,562	Multifamily	5.67%	15.22%	11/25/2034
CMBS I/O Strip	4/24/2025	5,499	Multifamily	5.69%	16.03%	4/25/2034
		$40,427		3.41%	21.68%

(1)
Carrying value of the CMBS I/O strips is measured at fair value. See Note 10.
(2)
Current yield is the annualized income earned divided by the cost basis of the investment.

The following table presents activity related to the Company’s CMBS I/O Strips (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest expense	$(390)	$(38)	$(485)	$(57)
Change in unrealized gain (loss) on CMBS structured pass-through certificates	(337)	607	360	2,439
Total	$(727)	$569	$(125)	$2,382

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

On May 13, 2026, the Company exercised its right to terminate the manager of Ridgeview Place, which owns a 390-unit multifamily property in Irving, Texas. As such, the Company is the primary beneficiary of Ridgeview Place and consolidates the property within our consolidated financial statements. Upon consolidation of Ridgeview Place, the Company derecognized the $12.5 million loan held for investment and recognized the underlying assets and liabilities of the consolidated entity, including $52.2 million of real estate owned, a $40.2 million mortgage payable, and approximately $1.3 million of net working capital. The recognition of these assets resulted in a $2.3 million gain upon consolidation, which was recorded as a reversal of the previously established individual reserve.

As of September 30, 2026, the components of the Company's investments in multifamily properties were as follows (in thousands):

Net Operating Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Alexander at the District	$7,806	$61,198	$—	$24	$1,938	$70,966
Mag & May	5,105	42,910	—	—	821	48,836
Ridgeview Place	8,991	41,041	1,032	2	1,269	52,335
Accumulated depreciation and amortization	—	(7,512)	(516)	—	(1,535)	(9,563)
Net Operating Real Estate Investments	$21,902	$137,637	$516	$26	$2,493	$162,574

As of December 31, 2025, the components of the Company's investments in multifamily properties were as follows (in thousands):

Net Operating Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Alexander at the District	$7,806	$59,854	$—	$643	$1,515	$69,818
Mag & May	5,105	42,907	694	—	705	49,411
Accumulated depreciation and amortization	—	(4,524)	—	—	(826)	(5,350)
Net Operating Real Estate Investments	$12,911	$98,237	$694	$643	$1,394	$113,879

The following table reflects the revenues and expenses for the three and nine months ended September 30, 2026 and 2025, for our multifamily properties (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$3,670	$1,569	$7,903	$6,401
Other income	53	10	158	89
Total revenues	$3,723	$1,579	$8,061	$6,490
Expenses
Interest expense	4,093	1,456	6,377	5,113
Real estate taxes and insurance	486	217	1,039	980
Property operating expenses	1,469	389	2,251	1,516
Property general and administrative expenses	(3,273)	92	(1,274)	333
Property management fees	110	51	237	192
Depreciation and amortization	1,754	620	4,908	2,313
Rate cap (income) expense	233	1	233	(11)
Total expenses	$4,872	$2,826	$13,771	$10,436
Net income (loss) from consolidated real estate owned	$(1,149)	$(1,247)	$(5,710)	$(3,946)

9. Debt

The following table summarizes the Company’s financing arrangements in place as of September 30, 2026 (dollars in thousands):

	September 30, 2026
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreement
CMBS
Mizuho(4)	4/15/2020	141,247	141,247	N/A	(5)	5.50%	0.0	584,582	209,381	192,641	3.8
Asset Specific Financing
Single Family Rental loans
Freddie Mac	7/12/2019	60,753	60,753	7/12/2029		2.89%	2.1	65,845	67,532	67,532	2.1
Mezzanine loans
Freddie Mac	10/20/2020	52,003	52,003	8/1/2031		0.30%	3.7	84,974	84,277	84,277	3.7
Multifamily properties
Newmark	11/15/2021	42,050	40,198	12/1/2028		6.08%	3.2	N/A	51,378	51,378	3.2
Argentic	10/10/2023	63,500	63,500	11/6/2027	(6)	8.32%	2.1	N/A	63,618	63,618	2.1
Ullico	12/15/2025	42,000	41,327	10/1/2027	(7)	6.31%	2.0	N/A	47,578	47,578	2.0
Common stock investment
NexBank, SSB	4/29/2024	10,000	9,956	4/26/2027	(8)	8.25%	0.6	N/A	N/A	27,299	N/A
Secured financing debt
Mizuho TRS	4/29/2026	450,000	449,687	5/1/2029	(9)	6.20%	3.6	940,803	940,803	940,803	1.8
Unsecured Financing
Various	10/10/2025	45,000	44,956	10/10/2027	(10)	7.88%	1.0	N/A	N/A	N/A	N/A
NFRO REIT Sub, LLC	10/18/2022	6,500	6,500	10/18/2027		7.50%	1.0	N/A	N/A	N/A	N/A
Total/weighted average		$913,053	$910,127			5.80%	2.6	$1,676,204	$1,464,567	$1,475,126	2.6

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
(6)
Debt was assumed upon consolidation of this property and recorded at the outstanding principal amount. The Company extended the loan to November 6, 2026 and subsequent to September 30, 2026, the Company exercised its extension option to extend the maturity date of the loan to November 6, 2027.
(7)
The Company has the option to extend the debt to October 1, 2028.
(8)
On February 9, 2026, the Company extended the debt to April 26, 2027.
(9)
On April 29, 2026, the Company, as borrower, entered into a $375.0 million term loan with Mizuho and borrowed an initial amount of $310.0 million (the "Mizuho Loan"). The Mizuho Loan was upsized to $450.0 million during the three months ended September 30, 2026. The Company used a portion of the initial proceeds to fully repay the 5.75% Senior Unsecured Notes due May 1, 2026 (the “5.75% Notes”). The Company has the option to extend the maturity date of the Mizuho Loan to May 1, 2030.

(10)
On October 10, 2025, the OP issued an aggregate of $45.0 million of 7.875% Senior Unsecured Notes (the "2026 OP Notes"). The OP used a portion of the proceeds to fully repay the OP 7.50% Senior Unsecured Notes. Subsequent to September 30, 2026 the Company extended the maturity date of the 2026 OP Notes to October 10, 2027.

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

Prior to the Formation Transaction, two of our subsidiaries entered into a loan and security agreement dated July 12, 2019, with Freddie Mac (the “Credit Facility”). Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of senior pooled mortgage loans backed by SFR properties (the “Underlying Loans”). No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility is guaranteed by certain members of the Contribution Group and the OP. The guarantors are subject to minimum net worth and liquidity covenants. The Credit Facility continues to be guaranteed by members of the Contribution Group and the OP as of September 30, 2026. The Credit Facility was assumed by the Company as part of the Formation Transaction at carrying value which approximated fair value. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029. However, if an Underlying Loan matures or is paid off prior to July 12, 2029, the Company will be required to repay the portion of the Credit Facility that is allocated to that loan. As of September 30, 2026 and December 31, 2025, the outstanding balance on the Credit Facility was $60.8 million and $108.2 million, respectively.

We, through the Subsidiary OPs, have borrowed approximately $141.2 million under our repurchase agreements and posted $584.6 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral as of September 30, 2026. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

Each reporting period, management evaluates the Company’s ability to continue as a going concern in accordance with ASC 205-40, Going Concern, by evaluating conditions and events, including assessing the liquidity needs to meet obligations as they become due within one year after the date the financial statements are issued. The Company has significant debt obligations of approximately $167 million coming due within 12 months of the financial statement issuance date, primarily due to the 2026 OP Notes, which mature on October 10, 2027 and two mortgage loans which mature on November 6, 2027 and October 1, 2027.

In order to satisfy obligations as they mature, management intends to evaluate its options and may seek to: (i) make partial loan pay downs and (ii) refinance the loans or utilize extension options that are contractually available under the Ullico and Argentic mortgage loans. The Company’s ability to meet its debt obligations as they come due is dependent upon its ability to meet debt covenants, which it currently projects to do, and its ability to refinance debt. In evaluating its ability to meet remaining obligations as they come due, management considered the Company’s projected compliance with debt covenants, which it currently expects to achieve, available contractual extension options under the Ullico mortgage loan, potential refinancing of the loans, expected cash flows from operations, ability to draw up to $52.0 million on the existing Mizuho Loan with express consent from the lender and overall liquidity position. Management believes these factors will be sufficient to satisfy the Company’s obligations as they become due. These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As of September 30, 2026, the outstanding principal balances related to the levered senior and mezzanine loans, which are included in secured financing agreements, net, consisted of the following (dollars in thousands):

Investment	Investment Date	Outstanding Principal Balance (1)	Location	Property Type	Interest Type	Interest Rate	Maturity Date
Senior Loans
Senior loan	2/11/2020	32,085	Various	Single-family	Fixed	2.70%	11/1/2028
Senior loan	2/11/2020	6,192	Various	Single-family	Fixed	3.51%	2/1/2028
Senior loan	2/11/2020	7,495	Various	Single-family	Fixed	3.14%	1/1/2029
Senior loan	2/11/2020	5,549	Various	Single-family	Fixed	2.99%	3/1/2029
Senior loan	2/11/2020	4,889	Various	Single-family	Fixed	3.14%	12/1/2028
Senior loan	2/11/2020	4,543	Various	Single-family	Fixed	2.64%	10/1/2028
Total		$60,753				2.89%
Mezzanine Loans
Mezzanine loan	10/20/2020	$8,723	Wilmington, DE	Multifamily	Fixed	0.30%	6/1/2029
Mezzanine loan	10/20/2020	7,344	White Marsh, MD	Multifamily	Fixed	0.30%	4/1/2031
Mezzanine loan	10/20/2020	6,353	Philadelphia, PA	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	5,881	Daytona Beach, FL	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	4,523	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	3,390	Temple Hills, MD	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	3,348	Lakewood, NJ	Multifamily	Fixed	0.30%	5/1/2029
Mezzanine loan	10/20/2020	2,454	North Aurora, IL	Multifamily	Fixed	0.30%	11/1/2028
Mezzanine loan	10/20/2020	2,264	Rosedale, MD	Multifamily	Fixed	0.30%	10/1/2028
Mezzanine loan	10/20/2020	2,215	Cockeysville, MD	Multifamily	Fixed	0.30%	7/1/2031
Mezzanine loan	10/20/2020	2,026	Laurel, MD	Multifamily	Fixed	0.30%	7/1/2029
Mezzanine loan	10/20/2020	1,836	Vancouver, WA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	918	Atlanta, GA	Multifamily	Fixed	0.30%	8/1/2031
Mezzanine loan	10/20/2020	728	Des Moines, IA	Multifamily	Fixed	0.30%	3/1/2029
Total		$52,003				0.30%

(1)
Outstanding principal balance represents the total repurchase agreement balance outstanding as of September 30, 2026

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

For the nine months ended September 30, 2026 and 2025, the activity related to the carrying value of the master repurchase agreements, secured financing agreements, mortgages payable and unsecured financing were as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Balances as of, January 1,	$769,442	$795,688
Principal borrowings	467,863	52,428
Principal repayments	(368,421)	(99,127)
Increase in Mortgages Payable in connection with VIE consolidation	40,202	—
Principal repayments on mortgages payable	(125)	(32,125)
Loss on extinguishment of debt	—	1,839
Accretion of discounts	2,370	1,209
Amortization of deferred financing costs	(1,204)	161
Balances as of September 30,	$910,127	$720,073

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2026 are as follows (in thousands):

Year	Recourse	Non-recourse	Total
2026 (1)	$—	$141,247	$141,247
2027	167,000	—	167,000
2028	42,050	52,428	94,478
2029	450,000	31,258	481,258
2030	—	—	—
Thereafter	—	29,070	29,070
	$659,050	$254,003	$913,053

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

In connection with the Mizuho Loan, on April 29, 2026, the Company entered into a total return swap with Mizuho (the “Mizuho Swap”) pursuant to a Total Return Swap Confirmation, which was amended on August 17, 2026 in connection with the upsize of the Mizuho Loan. The Mizuho Swap matures on May 1, 2029. As of September 30, 2026, the Company had pledged $157.5 million of cash collateral to Mizuho, which is presented as restricted cash on the consolidated balance sheets. The Company paid $5.9 million to enter into the Mizuho Swap.

The Mizuho Swap is not designated as a hedging instrument under ASC 815, Derivatives and Hedging. Accordingly, the Mizuho Swap is recorded at fair value and presented as derivative asset, at fair value on the consolidated balance sheets, and changes in fair value are recognized in change in unrealized gain (loss) on derivative in the consolidated statements of operations. The $5.9 million paid to enter into the Mizuho Swap is presented as purchase of derivative within financing activities in the consolidated statements of cash flows.

The fair value of the Mizuho Swap is determined using discounted cashflows, which incorporates observable inputs, including rates, and unobservable inputs, including credit spreads and discounts. Accordingly, the Mizuho Swap is classified as Level 3 in the fair value hierarchy. As of September 30, 2026, the derivative asset had a fair value of $5.6 million, and the Company recognized a $0.3 million loss on the change in fair value of the derivative for the three and nine months ended September 30, 2026.

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

The carrying values and fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value as of September 30, 2026 (in thousands):

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$74,938	$74,938	$—	$—	$74,938
Restricted cash	162,470	162,470	—	—	162,470
Loans, held-for-investment, net	712,506	—	—	741,341	741,341
Preferred stock investments, at fair value	180,396	—	—	180,396	180,396
Common stock investments, at fair value	54,316	—	—	54,316	54,316
Derivative asset, at fair value	5,567	—	—	5,567	5,567
Mortgage loans, held-for-investment, net	67,532	—	—	66,348	66,348
Accrued interest	64,521	64,521	—	—	64,521
Mortgage loans held in variable interest entities, at fair value	3,511,171	—	3,511,171	—	3,511,171
CMBS structured pass-through certificates, at fair value	33,559	—	33,559	—	33,559
Stock warrant investments, at fair value	117,378	—	—	117,378	117,378
Accounts receivable and other assets	2,703	2,703	—	—	2,703
	$4,987,057	$304,632	$3,544,730	$1,165,346	$5,014,708

Liabilities
Secured financing agreements, net	$572,399	$—	$—	$555,936	$555,936
Master repurchase agreements	141,247	—	—	141,247	141,247
Unsecured notes, net	51,456	—	53,370	—	53,370
Mortgages payable, net	145,025	—	—	142,859	142,859
Accounts payable and other accrued liabilities	16,673	16,673	—	—	16,673
Accrued interest payable	14,726	14,726	—	—	14,726
Bonds payable held in variable interest entities, at fair value	3,346,595	—	3,346,595	—	3,346,595
	$4,288,121	$31,399	$3,399,965	$840,042	$4,271,406

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

The following is a summary of significant unobservable inputs used in the valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of September 30, 2026 (dollars in thousands):

Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$27,017	Discounted cash flow	Terminal cap rate	5.25% - 5.75%	5.50%
Discount rate	7.25% - 9.25%	8.25%
NSP Series G Preferred Stock	$3,518	Transaction Indication of Value	Recent transaction
IQHQ Series D Preferred Stock	$18,578	Discounted cash flow	Discount rate	15.75% - 17.25%	16.50%
IQHQ Series E Preferred Stock	$158,300	Discounted cash flow	Discount rate	16.26% - 17.76%	17.01%
Private REIT	$27,299	Market approach	NAV per share multiple	0.85x - 1.05x	0.95	x
Mizuho TRS Derivative	$5,567	Discounted cash flow	Credit spread	1.76% - 4.40%	3.08%
IQHQ Warrants	$117,378	Market approach	Marketability discount	16.00% - 20.00%	18.00%

(1)
Averages are weighted based on the fair value of the related instrument.

The following is a summary of significant unobservable inputs used in the valuation of the Company's Level 3 assets carried at fair value on the Consolidated Balance Sheets as of December 31, 2025 (dollars in thousands):

	Carrying Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average (1)
NexPoint Storage Partners	$24,761	Discounted cash flow	Terminal cap rate	5.00% - 5.50%	5.25%
			Discount rate	7.00% - 9.00%	8.00%
NSP Series G Preferred Stock	$3,161	Transaction Indication of Value	Recent transaction
IQHQ Series D Preferred Stock	$18,616	Discounted cash flow	Discount rate	15.50% - 17.50%	16.00%
IQHQ Series E Preferred Stock	$136,115	Discounted cash flow	Discount rate	16.01% - 17.51%	16.76%
Private REIT	$24,343	Market approach	NAV per share multiple	0.85x - 1.05x	0.95	x
FREMF 2020-KF81 C	$4,005	Market approach	Fair value of the collateral/appraisals	(2)	187,000
IQHQ Warrants	$141,186	Market approach	Marketability discount	27.50% - 48.50%	38.00%

(1)
Averages are weighted based on the fair value of the related instrument.
(2)
The average appraised value of the properties in the underlying loan pool.
(3)
As of September 30, 2026, the Company transferred its investment in FREMF 2020-KF81 from Level 3 to Level 2 of the fair value hierarchy due to a change in valuation technique from a discounted cash flow model to a broker quote supported by observable market inputs.

The table below reflects a summary of changes for the Company's Level 3 common and preferred stock assets carried at fair value on the Consolidated Balance Sheets for the nine months ended September 30, 2026:

	Balances as of December 31, 2025	Additions	Change in Unrealized Gains/(Losses)	Balances as of September 30, 2026
NexPoint Storage Partners	$24,761	2,750	$(494)	$27,017
Private REIT	24,343	—	2,956	27,299
IQHQ Series D Preferred Stock	18,617	—	(39)	18,578
IQHQ Series E Preferred Stock	136,115	9,283	12,902	158,300
NSP Series G Preferred Stock	3,161	359	(2)	3,518
Mizuho TRS Derivative	—	5,850	(283)	5,567
IQHQ Warrants	141,186	13,717	(37,525)	117,378

Other Financial Instruments Carried at Fair Value

Redeemable noncontrolling interests in the OP, the 9.00% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") and the 8.00% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock") have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the fair value of the Company’s common stock at the redemption date, and therefore, are calculated based on the fair value of the Company’s common stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP, the Series B Preferred Stock and the Series C Preferred Stock are classified as Level 2 if they are adjusted to their redemption value. As of September 30, 2026, the redeemable noncontrolling interests in the OP and the Series C Preferred Stock are valued at their fair value on the Consolidated Balance Sheets, which includes a fair value adjustment to carrying value.

11. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2026, the Company issued 273,928 shares of common stock, par value of $0.01 per share (the "common stock") pursuant to the Amended and Restated NexPoint Real Estate Finance, Inc. 2020 Long Term Incentive Plan (the “Amended and Restated LTIP” or the “LTIP”).

As of September 30, 2026, the Company had 18,848,029 shares of common stock issued and outstanding.

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

On November 2, 2023, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering") of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share. On October 1, 2025, the Company increased the number of authorized and offered shares of its Series B Preferred Stock by 1,200,000 for a total of 17,200,000 shares of Series B Preferred Stock authorized for issuance. As of September 30, 2026, the Company has issued 16,186,525 shares of Series B Preferred Stock for gross proceeds of $395.6 million before deducting selling commissions and dealer manager fees of approximately $31.5 million. The Series B Preferred Stock has a $25.00 per share liquidation preference. The Company completed the final close for Series B Preferred Offering on December 5, 2025, prior to selling all of the authorized shares. During the nine months ended September 30, 2026, Series B Preferred stockholders redeemed 276,689 shares of Series B Preferred Stock.

On November 4, 2025, the Company announced the launch of a continuous public offering (the “Series C Preferred Offering”) of up to 8,000,000 shares of its Series C Preferred Stock at a price to the public of $25.00 per share. As of September 30, 2026, the Company has issued 2,913,806 shares of Series C Preferred Stock for gross proceeds of $72.8 million before deducting selling commissions and dealer manager fees of approximately $6.4 million. The Series C Preferred Stock has a $25.00 per share liquidation preference. The Company expects that the Series C Preferred Offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the Series C Preferred Offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended or terminated by the Board in its sole discretion. The Board may elect to terminate the Series C Preferred Offering at any time. As of September 30, 2026, zero shares of Series C Preferred Stock have been redeemed.

On February 22, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of shares of our common stock and Series A Preferred Stock at an aggregate market value of up to $20.0 million in shares of its common stock, during a two-year period set to expire on February 22, 2025. The Board extended the Share Repurchase Program for an additional two-year period set to expire on February 24, 2027. The Company may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether the Company’s common stock is trading at a significant discount to NAV per share. Repurchases under this program may be discontinued at any time. The Company has not made any purchases under the Share Repurchase Program as of September 30, 2026. Subsequent to September 30, 2026, the Board extended the expiration of the Share Repurchase Program to October 26, 2028.

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

Restricted Stock Units

Under the LTIP, restricted stock units may be granted to the Company’s directors, officers and other key employees (and those of the Manager and the Company’s subsidiaries) and typically vest over a three to five-year period for officers, employees and certain key employees of the Manager and annually for directors. The most recent grant of restricted stock units to officers, employees and certain key employees of the Manager will vest over a four-year period. Beginning on the date of grant, restricted stock units earn dividends that are payable in cash on the vesting date. On February 22, 2021, the Company granted 220,352 restricted stock units to its officers and other employees of the Manager and 11,832 restricted stock units to its directors, on November 8, 2021, the Company granted 1,201 restricted stock units to the sole member of the general partner of one of the Company’s subsidiaries, on February 21, 2022, the Company granted 264,476 restricted stock units to its officers and other employees of the Manager and 12,464 restricted stock units to its directors, on April 4, 2023, the Company granted 418,685 restricted stock units to its officers and other employees of the Manager and 21,370 restricted stock units to its directors, on March 13, 2024, the Company granted 442,666 restricted stock units to its officers and other employees of the Manager and 22,650 restricted stock units to its directors

, on April 3, 2025, the Company granted 449,664 restricted stock units to its officers and other employees of the Manager and 33,108 restricted stock units to its directors, and on April 2, 2026, the Company granted 616,931 restricted stock units to its officers and other employees of the Manager and 36,924 restricted stock units to its directors. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur.

The following table includes the number of restricted stock units granted, vested, forfeited and outstanding as of September 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding December 31, 2025	1,025,606	$15.15
Granted	653,855	13.36
Vested (1)	(389,507)	15.52
Forfeited	(3,535)	14.67
Outstanding September 30, 2026	1,286,419	$14.10

(1)
Certain key employees of the Manager elected to net the taxes owed upon vesting against the shares issued resulting in 273,928 shares being issued as shown on the consolidated statements of stockholders' equity.

The vesting schedule for restricted stock units as of September 30, 2026, is as follows:

	Shares Vesting
	February	March	April	Total
2027	111,574	105,457	278,107	495,138
2028	265,803	105,456	—	371,259
2029	265,794	—	—	265,794
2030	154,228	—	—	154,228
Total	797,399	210,913	278,107	1,286,419

As of September 30, 2026, total unrecognized compensation expense on restricted stock unit awards was approximately $14.5 million, and the expense is expected to be recognized over a weighted average vesting period of 1.48 years.

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

The following table contains summary information of the ATM Program since its inception through September 30, 2026:

Gross Proceeds	$12,575,493
Shares of Common Stock Issued	531,728
Gross Average Sale Price per Share of Common Stock	$23.65

Sales Commissions	$188,655
Offering Costs	888,249
Net Proceeds	11,498,589
Average Price Per Share, net	$21.62

OP Unit Redemptions

At the 2021 annual meeting of the Company, the Company's stockholders approved the potential issuance of 13,758,906 shares of the Company's common stock to related parties in connection with the redemption of their OP Units or SubOP Units that may be redeemed for OP Units. As of September 30, 2026, the Company had issued 9,601,008 shares of the Company's common stock to redeeming unitholders.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(12,201)	$35,032	$3,272	$63,834

Earnings for basic computations
Net income attributable to redeemable noncontrolling interests	—	7,782	—	15,383
Net income attributable to Series B preferred stockholders	—	7,174	—	17,256
Net income attributable to Series C preferred stockholders	—	—	—	—
Net income (loss) for diluted computations (1)	$(12,201)	$49,988	$3,272	$96,473

Weighted-average common shares outstanding
Average number of common shares outstanding - basic	18,848	17,722	18,766	17,651
Average number of common shares from assumed vesting of unvested restricted stock units	297	95	303	229
Average number of common shares from assumed conversion of OP Units	4,186	5,038	4,186	5,038
Average number of common shares from assumed conversion of Series B Preferred Stock	27,211	20,999	27,385	16,710
Average number of common shares from assumed conversion of Series C Preferred Stock	3,937	—	2,372	—
Average number of common shares outstanding - diluted (2)	18,848	43,854	19,069	39,628
Earnings per weighted average common share:
Basic	$(0.65)	$1.98	$0.17	$3.62
Diluted	$(0.65)	$1.14	$0.17	$2.43

(1)
Income attributable to redeemable noncontrolling interests, OP Units, Series B Preferred stockholders and Series C Preferred stockholders are excluded from diluted EPS as their inclusion resulted in an antidilutive impact.
(2)
If the Company sustains a net loss for the period presented, unvested restricted stock units, OP Units, redeemable Series B Preferred shares and Series C Preferred shares are not included in the diluted earnings per share calculation.

13. Noncontrolling Interests

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP (reflecting the OP’s consolidation of the Subsidiary OPs) for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Redeemable noncontrolling interests in the OP, January 1,	$82,235	$86,164
Net income attributable to redeemable noncontrolling interests in the OP	3,816	15,383
Distributions to redeemable noncontrolling interests in the OP	(6,279)	(7,558)
Redeemable noncontrolling interests in the OP, September 30,	$79,772	$93,989

The table below presents the common shares and OP Units outstanding held by the noncontrolling interests (“NCI”) and excludes the OP Units held by the Company as they are eliminated in consolidation:

Period End	Common Shares Outstanding	OP Units Held by NCI	Combined Outstanding
September 30, 2026	18,848,029	4,186,109	23,034,138

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

Pursuant to the terms of the Management Agreement, the Company is required to pay directly or reimburse the Manager for all documented Operating Expenses and Offering Expenses it incurs on behalf of the Company. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the Manager that outside professionals or outside consultants would otherwise perform, the Company’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager required for the Company’s operations and compensation expenses under the LTIP. “Offering Expenses” include all expenses (other than underwriters’ discounts) in connection with an offering of securities, including, without limitation, legal, accounting, printing, mailing and filing fees and other documented offering expenses. For the nine months ended September 30, 2026 and 2025, there were no Offering Expenses that were paid on the Company’s behalf for which the Company reimbursed the Manager.

Connections at Buffalo Pointe Contribution

On May 29, 2020, the OP entered into a contribution agreement (the “Buffalo Pointe Contribution Agreement”) with entities affiliated with executive officers of the Company and the Manager (the “BP Contributors”) whereby the BP Contributors contributed their respective preferred membership interests in NexPoint Buffalo Pointe Holdings, LLC (“Buffalo Pointe”), to the OP for total consideration of $10.0 million paid in OP Units. A total of 564,334 OP Units were issued to the BP Contributors, which was calculated by dividing the total consideration of $10.0 million by the combined book value of the Company’s common stock and the SubOP Units, on a per share or unit basis, as of March 31, 2023, or $17.72 per OP Unit. The Company additionally contributed an aggregate of approximately $2.7 million in 2024 for an aggregate of $12.7 million of contributions as of September 30, 2026. Buffalo Pointe owns a stabilized multifamily property located in Houston, Texas with 90.3% occupancy as of September 30, 2026. The preferred equity investment pays current return at a rate of 6.5%, deferred interest at a rate of 4.5% and has a maturity date of May 1, 2030.

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

OP Unit Redemptions

As of September 30, 2026, the Company had issued 9,601,008 shares of the Company's common stock to redeeming unitholders. See Note 11.

Expense Cap

Pursuant to the terms of the Management Agreement, direct payment of operating expenses by the Company, which includes compensation expense relating to equity awards granted under the LTIP, together with reimbursement of operating expenses of the Manager, plus the Annual Fee, may not exceed 2.50% of equity book value (the “Expense Cap”) for any calendar year or portion thereof; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside the ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments. For the nine months ended September 30, 2026 and 2025, operating expenses did not exceed the Expense Cap.

For the nine months ended September 30, 2026 and 2025, the Company incurred management fees of $6.8 million and $4.8 million, respectively.

NSP Guaranty

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through NREF OP IV REIT Sub, LLC ("REIT Sub") together with NexPoint Diversified Real Estate Trust ("NXDT"), an entity that is advised by an affiliate of the Manager, Highland Income and Opportunities Fund ("HFRO") and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a sponsor guaranty agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. HFRO and NexPoint Real Estate Strategies Fund may be deemed to be affiliates through common beneficial ownership. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of September 30, 2026. As of September 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $16.8 million and the Company and NXDT are jointly and severally liable for 85.90% of the guaranteed amount equal to $14.5 million.

NexPoint Storage Series G Preferred Stock

On October 8, 2025, the Company, through the OP, purchased 3,178,286 shares of Series G of NSP for an aggregate purchase price of approximately $3.2 million. As of September 30, 2026, the Company owns 3,537,034 shares of Series G of NSP. Accounts advised by our Sponsor and its affiliates beneficially own substantially all of the common equity securities of NSP.

NSP Promissory Note

On January 16, 2026, the Company loaned $16.7 million to NexPoint Storage Partners Operating Company, LLC (“NSP OC”), a subsidiary of NSP and certain subsidiaries of NSP OC and of our Sponsor, as co-borrowers. In connection with the loan, NSP OC issued a promissory note (as amended the “NSP Note”) pursuant to which NSP OC may borrow up to an aggregate principal amount of $40.0 million. The NSP Note bears interest at 14% per annum, payable in kind, is interest‑only during its term, and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first‑priority lien on certain income streams and related deposit accounts of the co-borrowers and are subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock. On March 25, 2026, The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Manager through common beneficial ownership, purchased $7.5 million aggregate principal amount of the NSP Note and has the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. On March 30, 2026, affiliated entities of the Company funded $4.8 million and the Company also funded an additional $1.3 million. The Company's maximum commitment under the NSP Note is $40.0 million, of which $16.0 million was unfunded as of September 30, 2026.

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

Unsecured Notes Issuance

On October 10, 2025, the OP issued an aggregate of $45.0 million of the 2026 OP Notes, pursuant to a note purchase agreement by and among the OP, the Company, the Manager, OSL and Bluerock Total Income+ Real Estate Fund ("Bluerock"). The Company has extended the maturity date of the 2026 OP Notes to October 10, 2027.

Elysian at Hughes Center

On February 1, 2022, the Company, through a subsidiary (the “Trust”), purchased the Elysian at Hughes Center, a 368-unit multifamily property in Las Vegas, Nevada, for a total of $184.1 million. The Trust is managed by an affiliate of the Manager (the “Asset Manager”). The Company holds a preferred equity investment in Elysian at Hughes Center, but the indirect common equity interests it held through the Trust were transferred to the Asset Manager, and the Company is no longer the primary beneficiary of the Trust and as such does not consolidate it. As of September 30, 2026, $54.0 million of the Company's preferred investment in Elysian at Hughes Center had been redeemed, resulting in a remaining principal balance of $11.4 million.

Series B Preferred Offering

On November 2, 2023, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Manager, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager used its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the Series B Preferred Offering, and the Company paid the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (“Series B Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Stock in the Series B Preferred Offering (the “Series B Dealer Manager Fee”). On October 1, 2025, the Company increased the size of the Series B Preferred Offering to

17,200,000 shares for gross proceeds of $430.0 million. The Company completed the last close for the Series B Preferred Offering on December 5, 2025. As of September 30, 2026, the Company has issued 16,186,525 shares of Series B Preferred Stock for gross proceeds of $395.6 million and paid the Dealer Manager $19.4 million Series B Selling Commissions and $9.5 million Series B Dealer Manager Fees. During the nine months ended September 30, 2026, Series B Preferred stockholders redeemed 276,689 shares of Series B Preferred Stock. See Note 11.

Series C Preferred Stock Offering

On November 4, 2025, the Company announced the launch of the Series C Preferred Offering. The Dealer Manager serves as the Company's dealer manager in connection with the Series C Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series C Preferred Stock offered in the Series C Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series C Preferred Stock in the Series C Preferred Offering (“Series C Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series C Preferred Stock in the Series C Preferred Offering (the “Series C Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series C Selling Commissions and may reallow a portion of the Series C Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series C Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended or terminated by the Company’s Board in its sole discretion. The Board may elect to terminate this offering at any time. As of September 30, 2026, the Company has issued 2,913,806 shares of Series C Preferred Stock for gross proceeds of $72.8 million and paid the Dealer Manager $4.2 million Series C Selling Commissions and less than $1.6 million Series C Dealer Manager Fees.

SFR OP Note II

NexPoint SFR Operating Partnership, L.P. (“SFR OP”), the operating partnership of NexPoint Homes Trust, Inc., which is advised by an affiliate of the Manager, issued a note (the “SFR OP Note II”) to the Company on July 10, 2024 with a maximum commitment of $5.0 million. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through the REIT Sub, extended the maturity date to July 10, 2026. The Company funded $3.5 million through December 31, 2024. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company funded $3.4 million, $5.0 million and $2.5 million on July 31, 2025, August 24, 2025 and September 24, 2025, respectively. On June 25, 2026, the SFR OP Note II’s maturity was extended to July 10, 2027. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of September 30, 2026.

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

NexBank Loan

On April 29, 2024, the Company, through the OP, entered into a loan agreement with NexBank, as lender, providing for a loan in the aggregate principal amount of $10.0 million (the “NexBank Loan”). The NexBank Loan bears interest at the rate which is the higher of (i) One Month Term Secured Overnight Financing Rate plus 4.25% per annum or (ii) 8.25% per annum, which is interest only during the term of the NexBank Loan and had an initial maturity date of April 28, 2025, with the OP having two 364-day extension options, which may be exercised at the OP’s sole discretion. On February 9, 2026, the OP exercised its second extension option bringing the maturity date to April 26, 2027. As of September 30, 2026, the outstanding balance of the loan is $10.0 million.

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

VineBrook Revolving Credit Facility

On June 25, 2026, the Company, through the OP, entered into a revolving credit facility agreement with VineBrook Homes Trust, Inc. ("VB Revolver"). The facility bears interest at 9.75%, and is interest only during the term of the VB Revolver and matures on May 7, 2028. On September 14, 2026, VineBrook Homes Trust, Inc. repaid the VB Revolver in full, including all outstanding principal and accrued interest. As a result, there was no outstanding balance under the facility as of September 30, 2026.

Tivoli North Apartments

On May 20, 2026, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million for a multifamily property in Las Vegas, NV that is owned by an entity of which a subsidiary of NXDT, an entity that is advised by an affiliate of the Manager, owns 75% of the common membership interests. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of May 20, 2030. As of September 30, 2026, the Company has an unfunded commitment balance of $3.8 million. As a condition to the preferred equity investment, a subsidiary of NXDT and Calida Holdings III, LP entered into a carveout guaranty, a completion guaranty, and an environmental indemnity agreement in favor of the Subsidiary OP making the preferred equity investment.

15. Commitments and Contingencies

Except as otherwise disclosed below, the Company is not aware of any contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

Mercado Commitments

On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $0.2 million was unfunded as of September 30, 2026. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% internal rate of return ("IRR") hurdle as shown below. There was no value ascribed to the common interest as of September 30, 2026. Further, once the Company's preferred equity and accrued return has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:

•
0% to the Company and 100% to issuer up to a 20% IRR; and
•
10% to the Company and 90% to issuer thereafter.

Resmark Commitments

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which was fully funded as of September 30, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.3 million was unfunded as of September 30, 2026.

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which was fully funded as of September 30, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of September 30, 2026.

NSP Promissory Note Commitments

On January 16, 2026, the Company loaned $16.7 million to NSP OC and certain subsidiaries of NSP OC and of our Sponsor, as co-borrowers. In connection with the loan, NSP OC issued the NSP Note pursuant to which NSP OC may borrow up to a maximum commitment of $40.0 million. The NSP Note bears interest at 14% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first priority lien on certain income streams and related deposit accounts of the co-borrowers and are subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock. On March 25, 2026, OSL purchased $7.5 million aggregate principal amount of the NSP Note and obtained the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. Effective on March 30, 2026, HFRO, NXDT, Highland Global Allocation Fund (“HGLB”) and NRESF REIT Sub II, LLC (“NRES”) purchased aggregate principal amounts of $2.5 million, $1.0 million, $1.3 million and less than $0.1 million, respectively, and each has the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. The Company also funded an additional $1.3 million and the NSP Note has $16.0 million unfunded as of September 30, 2026.

SFR OP Note II Commitments

SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15.0%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub, extended the maturity date to July 10, 2026 and increased the maximum amount available under the SFR OP Note II to $15.0 million. On June 25, 2026, the Company further extended the maturity date to July 10, 2027. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of September 30, 2026.

Beacon - Self Storage Commitments

On August 1, 2025, the Company, through one of the Subsidiary OPs, committed to fund $10.0 million for a storage facility in Wappinger, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9.0%, which is payable in kind. On September 8, 2026 the Company amended the mezzanine loan agreement, replacing the initial maturity date of August 1, 2026 with a new maturity date of August 1, 2030. As of September 30, 2026, the Company has an unfunded commitment balance of $6.0 million.

Rockville - Self Storage Commitments

On October 23, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.0 million for a storage facility in Rockville, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9.0%, which is payable in kind, with a maturity date of October 23, 2030. As of September 30, 2026, the Company has an unfunded commitment balance of $5.0 million.

Miami- Self Storage Commitments

On April 2, 2026, the Company, through one of the Subsidiary OPs, committed to fund $10.2 million for a storage facility in Miami, FL pursuant to a mezzanine loan agreement. The loan bears interest at 8.0% which is payable in kind, with a maturity date of April 2, 2033. As of September 30, 2026, the Company has an unfunded commitment balance of $8.3 million.

Wayne- Self Storage Commitments

On June 18, 2026, the Company, through one of the Subsidiary OPs, committed to fund $6.8 million for a storage facility in Wayne, NJ pursuant to a mezzanine loan agreement. The loan bears interest at 8.0%, which is payable in kind, with a maturity date of June 18, 2031. As of September 30, 2026, the Company has an unfunded commitment balance of $6.0 million.

Surprise - Self Storage Commitments

On September 2, 2026, the Company, through one of the Subsidiary OPs, committed to fund $7.5 million for a storage facility in Surprise, AZ pursuant to a mezzanine loan agreement. The loan bears interest at 8.0%, which is payable in kind, with a maturity date of September 2, 2031. As of September 30, 2026, the Company has an unfunded commitment balance of $6.8 million.

Hialeah - Small Bay Commitments

On December 10, 2025, the Company, through one of the Subsidiary OPs, committed to fund $28.0 million for an industrial facility in Hialeah, FL. The preferred equity investment pays a preferred return of 11.0% per annum, with a mandatory redemption date of December 10, 2030. As of September 30, 2026, the Company has an unfunded commitment balance of $5.5 million.

Park Phase - Preferred Commitments

On December 30, 2025, the Company, through one of the Subsidiary OPs, committed to fund $17.4 million for a multifamily property in Chapel Hill, NC. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of December 30, 2029. As of September 30, 2026, the Company has an unfunded commitment balance of $9.4 million.

Archer River Blue - Preferred Commitments

On December 19, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.5 million for a multifamily property in Asheville, NC. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of June 19, 2029. As of September 30, 2026, the Company has an unfunded commitment balance of $3.3 million.

Tivoli North Apartments - Preferred Commitments

On May 20, 2026, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million for a multifamily property in Las Vegas, NV that is owned by an entity of which a subsidiary of NXDT, an entity that is advised by an affiliate of the Manager, owns 75% of the common membership interests. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of May 20, 2030. As of September 30, 2026, the Company has an unfunded commitment balance of $3.8 million.

VineBrook Homes - Revolving Credit Facility Commitments

On June 25, 2026, the Company, through the OP, committed to fund $20.0 million as a revolving credit facility. The facility bears interest at 9.75%, with a maturity date of May 7, 2028. On September 14, 2026, VineBrook Homes Trust, Inc. repaid the VB Revolver in full, including all outstanding principal and accrued interest. As a result, there were no unfunded commitments as of September 30, 2026.

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

On September 29, 2026, the Company upsized the Alewife Mezzanine Loan, committing $22.0 million in additional funding for a maximum principal sum of $155.0 million. The Company's expected maximum commitment under the Alewife Mezzanine Loan is $155.0 million, of which $23.8 million was unfunded as of September 30, 2026.

On May 22, 2026, the Company entered into a bridge loan (the "Alewife Bridge") whereby it made a loan in the maximum principal amount of up to $80.8 million to Alewife Holdings. The loan bears interest at 14.0%, with a maturity date of August 9, 2027. On September 29, 2026, the Alewife Bridge was repaid in full, including all outstanding principal and accrued interest. As a result, there were no unfunded commitments as of September 30, 2026.

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

In connection with the Bridge Purchase Agreement, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Manager or that may be deemed an affiliate of the Manager through common beneficial ownership (the “IQHQ Participating Purchasers”), entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers had a right to fund up to specified amounts of the IQHQ Promissory Note and the IQHQ Bridge Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser had the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser and NXDT OP had the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, was required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. Bridge Investor I can allocate all or any portion of the IQHQ Bridge Warrant to any parties to the participation rights agreement. On December 2, 2024, the IQHQ Promissory Note was fully funded. The Company funded $148.6 million and the IQHQ Participating Purchasers funded $1.4 million.

On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock entered into a Revolving Credit Agreement (the “IQHQ Revolving Loan”) whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150.0 million of the principal amount of the IQHQ Promissory Note and the full $150.0 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025 is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of September 30, 2026, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, which was fully drawn and the Company had no unfunded commitment balance. Subsequent to September 30, 2026, the Company committed and funded an additional $15.0 million under the IQHQ Revolving Loan.

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

In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the Company, through certain subsidiaries, along with the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the Series E of IQHQ, Inc. commitment and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, NXDT OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, would be required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay the Company or NXDT OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to the Company or NXDT OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Series E Warrant to any parties to the participation rights agreement.

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

On September 1, 2026, the IQHQ Subscription Agreement was fully funded. Excluding the deemed funding of $10.1 million, the Company funded $150.0 million and the IQHQ Participating Purchasers funded $0.0 million.

The table below shows the Company's unfunded commitments by investment type as of September 30, 2026 and December 31, 2025 (in thousands):

Investment Type	September 30, 2026	December 31, 2025
Loans	$74,249	$60,639
Preferred Equity	22,157	24,840
Common Equity	1,036	1,536
Preferred Stock	—	23,000
	$97,442	$110,015

16. Segment Reporting

We have one reportable segment: NREF. For a description of the types of products and services from which this single reportable segment derives its revenues, see Notes 1 and 2. The accounting policies of the NREF segment are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the NREF segment and decides how to allocate resources based on net income that also is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The chief operating decision maker uses net income to evaluate profitability generated from the segment’s portfolio in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for acquisitions or dividend amounts. The chief operating decision maker manages the business on a consolidated basis, and therefore the Company has identified NREF as the one operating segment and the reportable segment. As of September 30, 2026 the Company’s chief operating decision maker was the Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer of the Company.

The significant segment expenses are computed in accordance with GAAP and are consistent with the financial information presented in the Consolidated Statements of Operations.

17. Subsequent Events

Dividends Declared

The Board declared the fourth regular quarterly dividend of 2026 to common stockholders of $0.50 per share on October 26, 2026, to be paid on December 31, 2026, to common stockholders of record on December 15, 2026.

Series C Preferred

As of November 5, 2026, since September 30, 2026, the Company has issued an additional 179,277 shares of Series C Preferred Stock for net proceeds of $4.0 million.

Series B Preferred Redemptions

As of November 6, 2026, since September 30, 2026, the Company redeemed an aggregate of 45,538 shares of the Series B Preferred Stock for $1.0 million.

Series C Preferred Redemptions

As of November 6, 2026, since September 30, 2026, the Company redeemed an aggregate of 640 shares of the Series C Preferred Stock for less $0.1 million.

2026 OP Note Extension

On October 9, 2026 the Company extended the maturity date of the 2026 OP Notes to October 10, 2027.

Alexander at the District Mortgage Loan Extension

On October 29, 2026 the Company extended the maturity date of the Alexander at the District Mortgage Loan to November 6, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and in our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in our Annual Report and below and elsewhere in this Quarterly Report. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I, Item 1A, and “Risk Factors” in our Annual Report. Our management believes the assumptions underlying the Company's financial statements and accompanying notes are reasonable. However, the Company's financial statements and accompanying notes may not be an indication of our financial condition and results of operations in the future.

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

We are externally managed by our Manager, a subsidiary of our Sponsor, an SEC-registered investment advisor, which has extensive real estate experience, having completed as of September 30, 2026 approximately $22.6 billion of gross real estate transactions since the beginning of 2012. In addition, our Sponsor, together with its affiliates, including NexBank, is one of the most experienced global alternative credit managers managing approximately $14.2 billion of loans and debt or credit related investments as of September 30, 2026 and has managed credit investments for over 25 years. We believe our relationship with our Sponsor benefits us by providing access to resources including research capabilities, an extensive relationship network, other proprietary information, scalability, and a vast wealth of knowledge of information on real estate in our target assets and sectors.

We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We also intend to operate our business in a manner that will permit us to maintain one or more exclusions or exemptions from registration under the Investment Company Act.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the “Highland Bankruptcy”), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on July 15, 2026. The defendants have filed motions to dismiss the Bankruptcy Trust Lawsuit, which are pending before the trial court.

In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On September 23, 2026, the trial court entered judgment in favor of Mr. Dondero, disposing of all of the claims UBS asserted against him. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and we have been advised that the defendants named in the Bankruptcy Trust Lawsuit intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit will have a material effect on our business, results of operations or financial condition.

Our website is located at nref.nexpoint.com. From time to time, we may use our website as a distribution channel for material company information.

Purchases and Dispositions in the Quarter

Acquisitions and Originations

The Company acquired or originated the following investments through the Subsidiary OPs in the three months ended September 30, 2026. The amounts in the table below are as of the purchase or investment date.

Investment	Property Type	Investment Date	Outstanding Principal Amount	Cost (% of Par Value)	Coupon (1)	Current Yield (1)	Maturity Date	Interest Rate Type
Preferred Equity	Marina	7/1/2026	$2,158,241	100.0%	13.0%	13.0%	8/15/2031	Fixed
Preferred Equity	Multifamily	7/2/2026	3,258,230	100.0%	14.0%	14.0%	6/19/2029	Fixed
Mezzanine	Self-Storage	7/9/2026	110,274	100.0%	10.8%	10.8%	8/1/2030	Float
Mezzanine	Life Science	7/9/2026	8,443,504	100.0%	14.0%	14.0%	2/9/2028	Float
Mezzanine	Self-Storage	7/10/2026	665,714	100.0%	11.9%	11.9%	10/23/2030	Float
Preferred Equity	Single-family	7/13/2026	465,000	99.0%	13.5%	13.6%	4/28/2027	Float
Mezzanine	Self-Storage	7/15/2026	245,114	100.0%	11.1%	11.1%	4/2/2033	Float
Mezzanine	Self-Storage	7/15/2026	19,704	100.0%	10.3%	10.3%	6/18/2031	Float
Preferred Equity	Life Science	7/17/2026	8,140,704	99.5%	10.0%	10.1%	9/29/2027	Fixed
Preferred Stock	Life Science	7/22/2026	23,000,000	100.0%	16.5%	16.5%	N/A	Fixed
Mezzanine	Self-Storage	9/2/2026	694,878	76.8%	9.8%	12.7%	9/2/2031	Float
Preferred Equity	Multifamily	9/17/2026	3,976,014	100.0%	14.0%	14.0%	12/29/2029	Fixed
Bridge Loan	Life Science	9/18/2026	38,114,075	100.0%	14.0%	14.0%	8/9/2027	Fixed
Common Stock	Self-Storage	9/18/2026	1,250,000	100.0%	N/A	N/A	N/A	N/A
Revolving Credit Facility	Life Science	9/23/2026	20,000,000	100.0%	13.5%	13.5%	9/30/2028	Fixed
			$110,541,452
(1)
Current yield and coupon as of September 30, 2026.

Redemptions and Sales

The following investments were redeemed or sold during the three months ended September 30, 2026:

Investment	Property Type	Investment Date	Disposition Date	Amortized Cost Basis	Redemption/Sales Proceeds	Prepayment Penalties	Net Gain (Loss) on Repayment
Preferred Equity	Marina	3/19/2025	7/20/2026	$4,880,552	$4,880,552	—	—
Preferred Equity	Marina	6/28/2024	7/20/2026	12,000,000	12,000,000	—	—
Preferred Equity	Multifamily	5/20/2026	8/18/2026	1,960,705	1,960,705	—	—
Revolving Credit Facility	Single-family	6/25/2026	9/14/2026	18,180,000	18,180,000	—	—
Preferred Equity	Multifamily	1/31/2025	9/17/2026	151,621	151,621	—	—
Promissory Note	Life Sciences	5/22/2026	9/29/2026	80,750,000	80,750,000	—	—
Preferred Equity	Multifamily	8/10/2022	9/30/2026	8,500,000	—	—	(8,500,000)
				$126,422,878	$117,922,878	$—	$(8,500,000)

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

Equity in Income (Losses) of Equity Method Investments. Equity in earnings (losses) of unconsolidated ventures represents the change in our basis in equity method investments resulting from our share of the investments’ income and expenses. Profit and loss from equity method investments for which we’ve elected the fair value option are classified in dividend income, change in unrealized gains and realized gains as applicable.

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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth a summary of our operating results for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net interest income	$17,280	$12,497	$4,783	38.3%
Other income	(7,371)	46,717	(54,088)	(115.8)%
Operating expenses	(10,831)	(8,352)	(2,479)	(29.7)%
Net income (loss)	(922)	50,862	(51,784)	(101.8)%
Net (income) loss attributable to Series A Preferred stockholders	(874)	(874)	—	—%
Net (income) loss attributable to Series B Preferred stockholders	(8,936)	(7,174)	(1,762)	24.6%
Net (income) loss attributable to Series C Preferred stockholders	(1,271)	—	(1,271)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(198)	(7,782)	7,584	(97.5)%
Net income (loss) attributable to common stockholders	$(12,201)	$35,032	$(47,233)	(134.8)%

The change in our net income (loss) for the three months ended September 30, 2026 as compared to the net income for the three months ended September 30, 2025 primarily relates to a decrease in other income, driven by lower unrealized gains on preferred stock and stock warrant investments and an unrealized loss on common stock investments compared to an unrealized gain in the prior period as well as higher operating expenses, partially offset by increases in revenue from consolidated real estate owned and dividend income. Our net loss attributable to common stockholders for the three months ended September 30, 2026 was approximately $12.2 million. We earned approximately $17.3 million in net interest income, incurred unrealized losses resulting in of $7.4 million in other loss, incurred operating expenses of $10.8 million, allocated $0.9 million of income to Series A Preferred stockholders, allocated $8.9 million of income to Series B Preferred stockholders, allocated $1.3 million of income to Series C Preferred stockholders and allocated $0.2 million of income to redeemable non-controlling interests for the three months ended September 30, 2026.

Revenues

Net interest income. Net interest income was $17.3 million for the three months ended September 30, 2026 compared to $12.5 million for the three months ended September 30, 2025 which was an increase of approximately $4.8 million. The increase between the periods is primarily due to higher yield on investments including our promissory notes, CMBS B-Pieces, mezzanine loans, and preferred investments in the portfolio compared to the prior period.

Other income. Other loss was $7.4 million for the three months ended September 30, 2026 compared to $46.7 million in other income for the three months ended September 30, 2025 which was a decrease of approximately $54.1 million. This was primarily due to unrealized losses related to preferred stock and stock warrant investments.

Expenses

G&A expenses. G&A expenses were $3.3 million for the three months ended September 30, 2026 compared to $3.4 million for the three months ended September 30, 2025 which was a decrease of less than $0.1 million. The decrease between the periods was primarily due to an approximately $0.1 million decrease in other fees compared to the prior period.

Loan servicing fees. Loan servicing fees were $0.3 million for the three months ended September 30, 2026 compared to $0.4 million for the three months ended September 30, 2025 which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to repayments, paydowns and portfolio runoff which reduced the average outstanding balance of loans requiring servicing during the current period.

Management fees. Management fees were $2.3 million for the three months ended September 30, 2026 compared to $1.8 million for the three months ended September 30, 2025 which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.

Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $4.9 million for the three months ended September 30, 2026 compared to $2.8 million for the three months ended September 30, 2025 which was an increase of approximately $2.1 million. The increase between the periods is due to the consolidation of Ridgeview Place in May 2026 and increased expenses related to the Mag & May and Alexander at the District properties.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

The following table sets forth a summary of our operating results for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net interest income	$49,118	$36,075	$13,043	36.2%
Other income	20,758	88,926	(68,168)	(76.7)%
Operating expenses	(30,866)	(25,906)	(4,960)	19.1%
Net income	39,010	99,095	(60,085)	(60.6)%
Net (income) loss attributable to Series A Preferred stockholders	(2,622)	(2,622)	—	—%
Net (income) loss attributable to Series B Preferred stockholders	(27,003)	(17,256)	(9,747)	56.5%
Net (income) loss attributable to Series C Preferred stockholders	(2,297)	—	(2,297)	N/A
Net (income) loss attributable to redeemable noncontrolling interests	(3,816)	(15,383)	11,567	(75.2)%
Net income attributable to common stockholders	$3,272	$63,834	$(60,562)	(94.9)%

The change in our net income for the nine months ended September 30, 2026 as compared to the net income for the nine months ended September 30, 2025 primarily relates to a decrease in other income including changes in net assets related to preferred stock and warrants, offset by an increase in dividend income. Our net income attributable to common stockholders for the nine months ended September 30, 2026 was approximately $3.3 million. We earned approximately $49.1 million in net interest income, generated $20.8 million in other income, incurred operating expenses of $30.9 million, allocated $2.6 million of income to Series A Preferred stockholders, allocated $27.0 million of income to Series B Preferred stockholders, allocated $2.3 million of income to Series C Preferred stockholders and allocated $3.8 million of income to redeemable non-controlling interests for the nine months ended September 30, 2026.

Revenues

Net interest income. Net interest income was $49.1 million for the nine months ended September 30, 2026 compared to $36.1 million for the nine months ended September 30, 2025 which was an increase of approximately $13.0 million. The increase between the periods is primarily due to higher yield on investments including our promissory notes, CMBS B-Pieces, mezzanine loans, and preferred investments in the portfolio compared to the prior period.

Other income. Other income was $20.8 million for the nine months ended September 30, 2026 compared to $88.9 million for the nine months ended September 30, 2025 which was a decrease of approximately $68.1 million. This was primarily due to a decrease in unrealized gains related to preferred stock and stock warrant investments, partially offset by an increase in dividend income.

Expenses

G&A expenses. G&A expenses were $9.4 million for the nine months ended September 30, 2026 compared to $9.7 million for the nine months ended September 30, 2025 which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to a $0.6 million decrease in other expenses and fees and offset due to higher legal fees of approximately $0.3 million compared to the prior period.

Loan servicing fees. Loan servicing fees were $0.8 million for the nine months ended September 30, 2026 compared to $1.1 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to repayments, paydowns and portfolio runoff which reduced the average outstanding balance of loans requiring servicing during the current period.

Management fees. Management fees were $6.8 million for the nine months ended September 30, 2026 compared to $4.8 million for the nine months ended September 30, 2025 which was an increase of approximately $2.0 million. The increase between the periods was primarily due to an increase in Equity as defined by the Management Agreement.

Expenses from consolidated real estate owned. Expenses from consolidated real estate owned were $13.8 million for the nine months ended September 30, 2026, compared to $10.4 million for the nine months ended September 30, 2025, which was an increase of approximately $3.4 million. The increase between the periods is due to the consolidation of Ridgeview Place in May 2026 and increased expenses related to the Mag & May and Alexander at the District properties.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (in thousands, except per share data):

	For the Three Months Ended September 30,
	2026	2025	% Change
Net income (loss) attributable to common stockholders	$(12,201)	$35,032	(134.8)%
Net income attributable to redeemable noncontrolling interests	198	7,782	(97.5)%
Net income attributable to Series B Preferred stockholders	8,936	7,174	24.6%
Net income attributable to Series C Preferred stockholders	1,271	—	N/A

Weighted-average number of shares of common stock outstanding
Basic	18,848	17,722	6.4%
Diluted	18,848	43,854	(57.0)%
Net income per share, basic	$(0.65)	$1.98	(132.8)%
Net income per share, diluted	$(0.65)	$1.14	(157.0)%
Dividends declared per share	$0.5000	$0.5000	—%

	For the Nine Months Ended September 30,
	2026	2025	% Change
Net income attributable to common stockholders	$3,272	$63,834	(94.9)%
Net income attributable to redeemable noncontrolling interests	3,816	15,383	(75.2)%
Net income attributable to Series B Preferred stockholders	27,003	17,256	56.5%
Net income attributable to Series C Preferred stockholders	2,297	—	N/A

Weighted-average number of shares of common stock outstanding
Basic	18,766	17,651	6.3%
Diluted	19,069	39,628	(51.9)%
Net income per share, basic	$0.17	$3.62	(95.3)%
Net income per share, diluted	$0.17	$2.43	(93.0)%
Dividends declared per share	$1.5000	$1.5000	—%

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

EAD per diluted common share and CAD per diluted common share are based on adjusted weighted average common shares outstanding - diluted. Adjusted weighted average common shares outstanding - diluted is a non-GAAP measure calculated by subtracting the dilutive effect of potential redemptions of Series B Preferred shares for shares of our common stock from weighted average common shares outstanding - diluted. Beginning in the fourth quarter of 2025, adjusted weighted average common shares outstanding - diluted also subtracts the dilutive effect of potential redemptions of Series C Preferred shares for shares of our common stock from weighted average common shares outstanding - diluted. We believe providing adjusted weighted average common shares outstanding - diluted and EAD per diluted common share and CAD per diluted common share based on adjusted weighted average common shares outstanding - diluted is helpful to our investors in their assessment of our performance without the potential dilutive effect of the Series B Preferred and Series C Preferred shares. We have the right to redeem the Series B Preferred and Series C Preferred shares for cash or shares of our common stock (collectively, the "Series B and C Preferred Redemptions"). Additionally, the Series B Preferred and Series C Preferred Redemptions are capped at 2% of the outstanding Series B Preferred and outstanding Series C Preferred shares, as applicable, per month, 5% per quarter and 20% per year, respectively. The Company maintains sufficient liquidity to pay cash to cover any redemptions up to the quarterly redemption cap. Further, it is the Company's intent to not settle the Series B and C Preferred Redemptions in shares of common stock when the Company's common stock price is below book value.

Adjusted weighted average common shares outstanding - diluted should not be considered as an alternative to the GAAP measures. Our computation of adjusted weighted average common shares outstanding - diluted may not be comparable to adjusted weighted average common shares outstanding - diluted reported by other companies.

The following table provides a reconciliation of EAD and CAD to GAAP net income including the dilutive effect of noncontrolling interests and adjusted weighted average common shares outstanding - diluted to weighted average common shares outstanding - diluted for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2026	2025	% Change
Net income (loss) attributable to common stockholders	$(12,201)	$35,032	(134.8)%
Net income attributable to redeemable noncontrolling interests	198	7,782	(97.5)%
Adjustments
Amortization of stock-based compensation	1,764	1,504	17.3%
Provision for (reversal of) credit losses	460	15,680	(97.1)%
Equity in (income) losses of equity method investments	—	(12)	100.0%
Unrealized (gains) or losses (1)	21,931	(48,344)	145.4%
EAD	$12,152	$11,642	4.4%

EAD per Diluted Common Share	$0.52	$0.51	2.3%

Adjustments
Amortization of premiums	2,404	3,750	(35.9)%
Accretion of discounts	(1,150)	(4,055)	71.6%
Depreciation and amortization of real estate investments	1,754	620	182.9%
Amortization of deferred financing costs	(1,200)	137	(975.9)%
CAD	$13,960	$12,094	15.4%

CAD per Diluted Common Share	$0.60	$0.53	13.2%

Weighted-average common shares outstanding - basic	18,848	17,722	6.4%
Weighted-average common shares outstanding - diluted	54,479	43,854	24.2%
Shares attributable to potential redemption of Series B Preferred	(27,211)	(20,999)	(29.6)%
Shares attributable to potential redemption of Series C Preferred	(3,937)	—	N/A
Adjusted weighted-average common shares outstanding - diluted (2)	23,331	22,855	2.1%

	For the Nine Months Ended September 30,
	2026	2025	% Change
Net income attributable to common stockholders	$3,272	$63,834	(94.9)%
Net income attributable to redeemable noncontrolling interests	3,816	15,383	(75.2)%
Adjustments
Amortization of stock-based compensation	4,920	4,475	9.9%
Provision for (reversal of) credit losses	(1,750)	24,589	(107.1)%
Equity in (income) losses of equity method investments	651	952	(31.6)%
Unrealized (gains) or losses (1)	22,453	(77,911)	128.8%
EAD	$33,362	$31,322	6.5%

EAD per Diluted Common Share	$1.43	$1.37	4.4%

Adjustments
Amortization of premiums	8,952	8,570	4.5%
Accretion of discounts	(4,683)	(9,156)	48.9%
Depreciation and amortization of real estate investments	4,908	2,313	112.2%
Amortization of deferred financing costs	(1,204)	161	(847.8)%
CAD	$41,335	$33,210	24.5%

CAD per Diluted Common Share	$1.78	$1.45	22.8%

Weighted-average common shares outstanding - basic	18,766	17,651	6.3%
Weighted-average common shares outstanding - diluted	53,012	39,628	33.8%
Shares attributable to potential redemption of Series B Preferred	(27,385)	(16,710)	(63.9)%
Shares attributable to potential redemption of Series C Preferred	(2,372)	—	N/A
Adjusted weighted-average common shares outstanding - diluted (2)	23,255	22,918	1.5%

(1)
Unrealized (gains) losses are the net change in unrealized (gains) loss on investments and derivatives held at fair value applicable to common stockholders.
(2)
Adjusted weighted average common shares outstanding - diluted does not include the dilutive effect of the potential redemption of Series B or Series C Preferred Stock for our common shares.

Book Value per Share / Unit

The following table calculates our book value per share (in thousands, except per share data):

	September 30, 2026	December 31, 2025
Common stockholders' equity	$326,313	$350,380
Shares of common stock outstanding at period end	18,848	18,574
Book value per share of common stock	$17.31	$18.86

Due to the large noncontrolling interest in the OP (see Note 13 to our consolidated financial statements for more information), we believe it is useful to also look at book value on a combined basis as shown in the table below (in thousands, except per share data):

	September 30, 2026	December 31, 2025
Common stockholders' equity	$326,313	$350,380
Redeemable noncontrolling interests in the OP	79,772	82,235
Total equity	$406,085	$432,615

Redeemable OP Units at period end	4,186	4,186
Shares of common stock outstanding at period end	18,848	18,574
Combined shares of common stock and redeemable OP Units	23,034	22,760
Combined book value per share / unit	$17.63	$19.01

Our Portfolio

Our portfolio consists of senior loans, CMBS B-Pieces, CMBS I/O Strips, mezzanine loans, preferred equity investments, common equity investments, preferred stock, multifamily properties, promissory notes, revolving credit facilities and stock warrants with a combined unpaid principal balance of $1.4 billion as of September 30, 2026 and assumes the CMBS Entities’ assets and liabilities are not consolidated. The following table sets forth additional information relating to our portfolio as of September 30, 2026 (dollars in thousands):

Investment (1)	Investment Date	Current Principal Amount		Net Equity (2)	Location	Property Type	Coupon	Current Yield (3)	Remaining Term (4) (years)
Senior Loans
Senior Loan	2/11/2020	$7,115		$970	Various	Single-family	5.35%	5.31%	1.34
Senior Loan	2/11/2020	4,944		521	Various	Single-family	5.24%	5.12%	2.01
Senior Loan	2/11/2020	34,161		3,136	Various	Single-family	5.55%	5.38%	2.09
Senior Loan	2/11/2020	5,267		533	Various	Single-family	5.99%	5.82%	2.17
Senior Loan	2/11/2020	8,217		927	Various	Single-family	5.88%	5.74%	2.26
Senior Loan	2/11/2020	6,141		730	Various	Single-family	5.46%	5.34%	2.42
Total		65,845		6,817			5.57%	5.43%	2.06

CMBS B-Pieces
CMBS B-Piece	2/11/2020	10,276	(5)	10,132	Various	Multifamily	9.76%	9.76%	—
CMBS B-Piece	7/30/2020	14,536	(5)	727	Various	Multifamily	12.76%	12.76%	0.73
CMBS B-Piece	4/20/2021	12,092	(5)	2,853	Various	Multifamily	9.90%	9.90%	4.41
CMBS B-Piece	5/2/2022	23,522	(5)	6,433	Various	Multifamily	4.98%	5.55%	12.16
CMBS B-Piece	7/28/2022	50,513	(5)	10,713	Various	Multifamily	8.90%	8.90%	2.82
CMBS B-Piece	2/22/2024	32,869	(5)	7,137	Various	Multifamily	5.91%	6.40%	2.32
CMBS B-Piece	4/24/2024	33,611	(5)	7,946	Various	Multifamily	5.59%	6.10%	2.48
CMBS B-Piece	3/5/2026	6,283	(5)	2,991	Various	Multifamily	— %	28.84%	0.25
Total		183,702		48,932			7.37%	8.61%	3.61

CMBS I/O Strips
CMBS I/O Strip	5/18/2020	17,590	(6)	207	Various	Multifamily	2.02%	27.71%	3.32
CMBS I/O Strip	8/6/2020	108,643	(6)	2,302	Various	Multifamily	2.97%	29.21%	3.74
CMBS I/O Strip	4/28/2021	62,237	(6)	672	Various	Multifamily	1.58%	30.15%	3.32
CMBS I/O Strip	5/27/2021	20,000	(6)	475	Various	Multifamily	3.38%	29.47%	3.65
CMBS I/O Strip	6/7/2021	4,266	(6)	44	Various	Multifamily	2.31%	48.60%	2.16
CMBS I/O Strip	6/11/2021	75,548	(6)	168	Various	Multifamily	— %	— %	2.65
CMBS I/O Strip	6/24/2021	16,643	(6)	132	Various	Multifamily	— %	— %	3.65
CMBS I/O Strip	8/10/2021	25,000	(6)	329	Various	Multifamily	1.89%	30.15%	3.57
CMBS I/O Strip	8/11/2021	6,942	(6)	209	Various	Multifamily	3.10%	22.73%	4.82
CMBS I/O Strip	8/24/2021	1,625	(6)	33	Various	Multifamily	2.61%	25.17%	4.32
CMBS I/O Strip	9/1/2021	34,625	(6)	483	Various	Multifamily	1.92%	28.26%	3.74
CMBS I/O Strip	9/11/2021	20,902	(6)	593	Various	Multifamily	2.95%	22.22%	4.99
CMBS I/O Strip	1/16/2025	15,000	(6)	1,072	Various	Multifamily	5.67%	16.22%	8.16
CMBS I/O Strip	4/24/2025	15,327	(6)	1,237	Various	Multifamily	5.70%	17.22%	7.57
Total		424,348		7,956			2.14%	21.77%	3.81

Mezzanine Loans
Mezzanine	6/12/2020	5,000		5,000	Houston, TX	Multifamily	11.00%	11.00%	0.69
Mezzanine	10/20/2020	5,470		2,191	Wilmington, DE	Multifamily	7.50%	7.41%	2.59
Mezzanine	10/20/2020	10,380		4,214	White Marsh, MD	Multifamily	7.42%	7.29%	4.75
Mezzanine	10/20/2020	14,253		5,723	Philadelphia, PA	Multifamily	7.59%	7.49%	2.67
Mezzanine	10/20/2020	3,700		1,475	Daytona Beach, FL	Multifamily	7.83%	7.75%	2.01
Mezzanine	10/20/2020	12,000		4,867	Laurel, MD	Multifamily	7.71%	7.58%	4.50
Mezzanine	10/20/2020	3,000		1,218	Temple Hills, MD	Multifamily	7.32%	7.19%	4.84
Mezzanine	10/20/2020	1,500		609	Temple Hills, MD	Multifamily	7.22%	7.09%	4.84
Mezzanine	10/20/2020	5,540		2,219	Lakewood, NJ	Multifamily	7.33%	7.24%	2.59
Mezzanine	10/20/2020	3,620		1,470	Rosedale, MD	Multifamily	7.42%	7.29%	4.75
Mezzanine	10/20/2020	9,610		3,902	Cockeysville, MD	Multifamily	7.42%	7.29%	4.75
Mezzanine	10/20/2020	7,390		3,000	Laurel, MD	Multifamily	7.42%	7.29%	4.75
Mezzanine	10/20/2020	1,190		476	Las Vegas, NV	Multifamily	7.71%	7.62%	2.42
Mezzanine	10/20/2020	3,310		1,327	Atlanta, GA	Multifamily	6.91%	6.82%	2.75
Mezzanine	10/20/2020	4,010		1,600	Urbandale, IA	Multifamily	7.89%	7.80%	2.09
Mezzanine	6/9/2022	3,784	(7)	3,783	Rogers, AR	Multifamily	— %	— %	—
Mezzanine	1/26/2024	131,208	(8)	130,529	Cambridge, MA	Life Science	14.00%	14.07%	1.36
Mezzanine	8/1/2025	4,032		4,048	Wappinger, NY	Self-Storage	10.83%	10.79%	3.84
Mezzanine	10/23/2025	3,993		3,776	Rockville, NY	Self-Storage	11.91%	12.60%	4.07
Mezzanine	4/8/2026	1,958		1,688	Miami, FL	Self-Storage	11.05%	12.81%	6.51
Mezzanine	6/18/2026	787		610	Wayne, NJ	Self-Storage	10.30%	13.30%	4.72
Mezzanine	9/2/2026	695		535	Surprise, AZ	Self-Storage	9.79%	12.71%	4.93
Total		236,430		184,260			11.24%	11.28%	2.33

Preferred Equity
Preferred Equity	5/29/2020	12,735		12,735	Houston, TX	Multifamily	11.00%	11.00%	3.59
Preferred Equity	9/29/2021	52,756		52,669	Holly Springs, NC	Life Science	10.00%	10.02%	1.00
Preferred Equity	12/28/2021	11,377		11,377	Las Vegas, NV	Multifamily	10.50%	10.50%	5.42
Preferred Equity	1/14/2022	38,845		38,845	Vacaville, CA	Life Science	10.00%	10.00%	1.00
Preferred Equity	4/7/2022	3,903		3,883	Beaumont, TX	Self-Storage	13.85%	13.92%	3.92
Preferred Equity	6/8/2022	4,480		4,459	Temple, TX	Self-Storage	13.13%	13.19%	3.92
Preferred Equity	7/1/2022	16,000		15,985	Medley, FL	Self-Storage	12.00%	12.01%	0.75
Preferred Equity	10/5/2022	1,484		1,480	Kirkland, WA	Multifamily	9.00%	9.02%	1.25
Preferred Equity	10/19/2022	2,120		2,164	Woodbury, MN	Life Science	10.00%	9.80%	1.00
Preferred Equity	2/10/2023	32,413		32,455	Forney, TX	Multifamily	11.00%	10.99%	1.50
Preferred Equity	2/24/2023	32,308		32,361	Richmond, VA	Multifamily	11.00%	10.98%	0.48
Preferred Equity	5/16/2023	23,830		23,734	Phoenix, AZ	Single-family	13.50%	13.55%	0.58
Preferred Equity	5/17/2023	4,192		4,173	Houston, TX	Life Science	13.00%	13.06%	0.25
Preferred Equity	1/31/2025	684		684	Houston, TX	Multifamily	14.00%	14.00%	1.50
Preferred Equity	12/10/2025	22,500		22,255	Miami, FL	Industrial	11.00%	11.12%	4.20
Preferred Equity	12/19/2025	6,214		6,087	Asheville, NC	Multifamily	14.00%	14.29%	2.72
Preferred Equity	5/20/2026	18,239		18,066	Las Vegas, NV	Multifamily	14.00%	14.13%	3.64
Preferred Equity	7/29/2026	3,976		3,976	Chapel Hill, NC	Multifamily	14.00%	14.00%	3.25
Preferred Equity	8/18/2026	2,158		2,148	Apalachicola, FL	Marina	13.00%	13.06%	4.88
Total		290,214		289,536			11.32%	11.35%	1.82

Common Equity
Common Stock	11/6/2020	N/A		27,017	N/A	Self-Storage	N/A	N/A	N/A
Common Stock	4/14/2022	N/A		27,299	N/A	Ground Lease	N/A	N/A	N/A
Common Equity	2/10/2023	N/A		—	Forney, TX	Multifamily	N/A	N/A	N/A
Common Equity	2/24/2023	N/A		—	Richmond, VA	Multifamily	N/A	N/A	N/A
Total				54,316

Preferred Stock
Preferred Stock	11/9/2023	N/A		18,578	Various	Life Science	15.50%	N/A	N/A
Preferred Stock	1/2/2025	N/A		158,300	Various	Life Science	16.50%	N/A	N/A
Preferred Stock	10/8/2025	N/A		3,518	Various	Self-Storage	15.00%	N/A	N/A
Total				180,396			16.37%

Real Estate
Real Estate	10/10/2023	N/A	(9)	(4,075)	Atlanta, GA	Multifamily	N/A	N/A	N/A
Real Estate	12/15/2025	N/A	(10)	5,526	Ft Worth, TX	Multifamily	N/A	N/A	N/A
Real Estate	5/13/2026	N/A	(11)	12,102	Irving, TX	Multifamily	N/A	N/A	N/A
Total				13,553

Promissory Notes
Promissory Note	7/10/2024	12,500		12,500	Various	Single-family	15.00%	15.00%	0.78
Promissory Note	1/16/2026	11,343		11,343	Various	Self-Storage	14.00%	14.00%	4.30
Total		23,843		23,843			14.52%	14.52%	2.45

Revolving Credit Facilities
Revolving Credit Facility	12/31/2024	186,595		178,828	Various	Life Science	13.50%	14.09%	2.00
Total		186,595		178,828			13.50%	14.09%	2.00

Stock Warrants
Stock Warrant	5/23/2024	N/A		117,378	Various	Life Science	N/A	N/A	N/A
Total				117,378

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
(8)
Effective April 1, 2024, the Company reclassified this investment from a mezzanine loan to senior loan because there was no senior mortgage on the property collateralized by the loan. Effective September 30, 2025, the Company reclassified this investment back to a mezzanine loan because as of September 30, 2025 there is a senior mortgage on the property collateralized by the loan, which remains as of September 30, 2026.
(9)
Real Estate is a 280-unit multifamily property. As of September 30, 2026, the property was 97.1% occupied with effective rent per occupied unit of $1,490 per month.
(10)
Real Estate is a 240-unit multifamily property. As of September 30, 2026, the property was 79.2% occupied with effective rent per occupied unit of $1,424 per month.
(11)
Real Estate is a 390-unit multifamily property. As of September 30, 2026, the property was 91.0% occupied with effective rent per occupied unit of $1,172 per month.

The following table details overall statistics for our portfolio as of September 30, 2026 (dollars in thousands):

	Total Portfolio	Floating Rate Investments	Fixed Rate Investments	Common Stock Investments	Real Estate Investments	Stock Warrant Investments
Number of investments	83	20	56	4	3	0
Principal balance (1)	$1,026,848	$358,767	$668,082	N/A	N/A	N/A
Carrying value	$1,626,219	$342,811	$949,140	$54,316	$162,574	$117,378
Weighted-average cash coupon	5.17%	4.61%	5.47%	N/A	N/A	N/A
Weighted-average all-in yield	8.85%	12.33%	7.60%	N/A	N/A	N/A

(1)
Cost is used in lieu of principal balance for CMBS I/O Strips.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our ongoing commitments to repay borrowings, maintain our investments, make distributions to our stockholders and other general business needs. Our investments generate liquidity on an ongoing basis through principal and interest payments, prepayments and dividends. We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt payments, any potential obligations to fulfill unfunded commitments and dividend requirements for the twelve-month period following September 30, 2026.

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

Our primary sources of liquidity and capital resources to date consist of cash generated from our operating results and the following:

Freddie Mac Credit Facilities

Prior to the Formation Transaction, two of our subsidiaries entered into the Credit Facility. Under the Credit Facility, these entities borrowed approximately $788.8 million in connection with their acquisition of the Underlying Loans. No additional borrowings can be made under the Credit Facility, and our obligations will be secured by the Underlying Loans. The Credit Facility was assumed by the Company as part of the Formation Transaction. As such, the remaining outstanding balance of $788.8 million was contributed to the Company on February 11, 2020. Our borrowings under the Credit Facility will mature on July 12, 2029; however, if an Underlying Loan matures prior to July 12, 2029, we will be required to repay the portion of the Credit Facility that is allocated to that loan. As of September 30, 2026, the outstanding balance on the Credit Facility was $60.8 million.

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

As discussed in Note 9 to our consolidated financial statements, in connection with our CMBS acquisitions, we, through the OP and the Subsidiary OPs, have borrowed approximately $141.2 million under our repurchase agreements and posted approximately $584.6 million par value of our CMBS B-Piece and CMBS I/O Strip investments as collateral. The CMBS B-Pieces and CMBS I/O Strips held as collateral are illiquid and irreplaceable in nature. These assets are restricted solely to satisfy the interest and principal balances owed to the lender.

The table below provides additional details regarding activity under the master repurchase agreement (dollars in thousands):

	September 30, 2026
	Facility							Collateral
	Date issued	Outstanding face amount	Carrying value	Final stated maturity		Weighted average interest rate (1)	Weighted average life (years) (2)	Outstanding face amount	Amortized cost basis	Carrying value (3)	Weighted average life (years) (2)
Master Repurchase Agreement
CMBS
Mizuho(4)	4/15/2020	141,247	141,247	N/A	(5)	5.50%	0.0	584,582	209,381	192,641	3.8

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

At-The-Market Offering

On March 15, 2022, the Company, the OP and the Manager separately entered into separate Equity Distribution Agreements with each of the Sales Agents, pursuant to which the Company may issue and sell from time to time under its ATM Program. The Equity Distribution Agreements provide for the issuance and sale of common stock or Series A Preferred Stock by the Company through a sales agent acting as a sales agent or directly to the sales agent acting as principal for its own account at a price agreed upon at the time of sale. As of September 30, 2026, pursuant to the Equity Distribution Agreements, the Company has sold 531,728 shares of its common stock and zero shares of Series A Preferred Stock for total gross sales of $12.6 million. For additional information about the ATM Program, see Note 11 to our consolidated financial statements.

Series B Preferred Offering

On November 2, 2023, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. On October 1, 2025, the Company increased the size of its Series B Preferred Offering to 17,200,000 shares for gross proceeds of $430.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series B Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. The Dealer Manager served as the Company’s dealer manager in connection with the offering. The Dealer Manager used its reasonable best efforts to sell the shares of Series B Preferred Stock offered in the offering, and the Company paid the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) the Series B Selling Commissions and (ii) the Series B Dealer Manager Fee. The Company completed the last close on December 5, 2025 and terminated the Series B Preferred offering. As of September 30, 2026, the Company had sold 16,186,525 shares of Series B Preferred Stock for total gross proceeds of $395.6 million.

Series C Preferred Stock Offering

On November 4, 2025, the Company announced the launch of a continuous public offering of up to 8,000,000 shares of its Series C Preferred Stock at a price to the public of $25.00 per share, for gross proceeds of $200.0 million. Beginning on the first day of the calendar month following the date of original issuance, the Series C Preferred Stock are redeemable at the option of the holder at a redemption price per share equal to the liquidation preference of $25.00 per share, plus all accrued but unpaid cash dividends and less certain redemption fees. After the first day of the calendar month following the second anniversary of the original issue date, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's charter and the articles supplementary setting forth the terms of the Series C Preferred Stock, at a redemption price per share equal to the liquidation preference of $25.00 per share, plus any accrued but unpaid cash dividends. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of shares of the Company’s common stock for so long as the common stock is listed or admitted to trading on the NYSE, NYSE Texas or another national securities exchange or automated quotation system. The Dealer Manager serves as the Company’s dealer manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the shares of Series C Preferred Stock offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) the Series C Selling Commissions and (ii) the Series C Dealer Manager Fee. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Series C Selling Commissions and may reallow a portion of the Series C Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the shares of Series C Preferred Stock as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 8,000,000 shares of the Series C Preferred Stock in the offering or December 29, 2026 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. For the three months ended September 30, 2026, the Company has sold 1,114,155 shares of Series C Preferred Stock for total gross proceeds of $27.9 million.

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

Mizuho Loan

On April 29, 2026, the Company entered into a $375.0 million term loan with Mizuho, and borrowed an initial amount of $310.0 million aggregate principal amount for net proceeds of approximately $304.8 million, which were used to repay the 5.75% Notes at maturity. Concurrently, the Company entered into a Total Return Swap Confirmation with Mizuho, pursuant to which, among other things, the Company transferred and pledged to Mizuho $108.5 million of cash collateral, which is presented as restricted cash on the Company's consolidated balance sheets. On August 17, 2026, the Company upsized the Mizuho loan to $450.0 million aggregate principal amount, which has been fully funded, and pledged cash collateral of $157.5 million as of September 30, 2026.

Other Potential Sources of Financing

We may seek additional sources of liquidity from further repurchase facilities, other borrowings and future offerings of common and preferred equity and debt securities and contributions from existing holders of the OP or Subsidiary OPs. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of September 30, 2026, our cash and cash equivalents was $74.9 million.

Cash Flows

The following table presents selected data from our Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$6,542	$27,452
Net cash provided by investing activities	388,273	279,659
Net cash (used in) financing activities	(191,761)	(292,603)
Net increase (decrease) in cash, cash equivalents, and restricted cash	203,054	14,508
Cash, cash equivalents and restricted cash, beginning of period	34,354	7,053
Cash, cash equivalents and restricted cash, end of period	$237,408	$21,561

The nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

Cash flows from operating activities. During the nine months ended September 30, 2026, net cash provided by operating activities was $6.5 million, compared to net cash provided by operating activities of $27.5 million for the nine months ended September 30, 2025. This decrease primarily relates to the changes in provision for credit loss and paid in kind income compared to the prior period.

Cash flows from investing activities. During the nine months ended September 30, 2026, net cash provided by investing activities was $388.3 million, compared to net cash provided by investing activities of $279.7 million for the nine months ended September 30, 2025. The increase primarily relates to an increase in proceeds from payments received on mortgage loans held in variable interest entities and mortgage loans held for investment.

Cash flows from financing activities. During the nine months ended September 30, 2026, net cash used in financing activities was $191.8 million, compared to net cash used in financing activities of $292.6 million for the nine months ended September 30, 2025. The decrease in cash used in financing activities primarily relates to an increase in the borrowings under secured financing agreements, offset with principal repayments on unsecured notes, as well as the increase of the Re-REMIC of the CMBS held in variable interest entities.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we had one off balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On December 8, 2022 and in connection with a restructuring of NSP, the Company, through REIT Sub, together with NXDT, an entity that is advised by an affiliate of the Manager, the Co-Guarantors, as guarantors, entered into the NSP Sponsor Guaranty Agreement in favor of Extra Space pursuant to which REIT Sub and the Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D preferred stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by REIT Sub and the Co-Guarantors are capped at $97.6 million, and each of REIT Sub and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D preferred stock remains outstanding as of September 30, 2026. As of September 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $16.8 million and the Company and NXDT are jointly and severally liable for 85.9% of the guaranteed amount equal to $14.5 million.

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

Mercado Commitments

On March 14, 2023, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million of preferred equity with respect to a ground up construction horizontal single-family property located in Phoenix, Arizona, of which $0.2 million was unfunded as of September 30, 2026. The preferred equity investment provides a floating annual return that is the greater of prime rate plus 5.0% or 11.25%, compounded monthly with a MOIC of 1.30x and 1.0% placement fee. The Company was also issued a common interest at the time of its first funding of preferred equity on May 16, 2023. The common interest allows the Company to receive a 10% profit share once aggregate distributions exceed the 20% IRR hurdle as shown below. There was no value ascribed to the common interest as of September 30, 2026. Further, once the Company's preferred equity and accrued return has been repaid, any additional cash flow and net sale proceeds shall be distributed as follows:

•
0% to the Company and 100% to issuer up to a 20% IRR; and
•
10% to the Company and 90% to issuer thereafter.

Resmark Commitments

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Forney, Texas, which has been fully funded as of September 30, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.3 million was unfunded as of September 30, 2026.

On February 10, 2023, the Company, through one of the Subsidiary OPs, through a unit purchase agreement, committed to purchase $30.3 million of the preferred units with respect to a multifamily property development located in Richmond, Virginia, which has been fully funded as of September 30, 2026. Further, the Company committed to purchase $4.3 million of common equity with respect to the same property, of which $0.8 million was unfunded as of September 30, 2026.

NSP Promissory Note Commitments

On January 16, 2026, the Company loaned $16.7 million to NSP OC and certain subsidiaries of NSP OC and of our Sponsor, as co-borrowers. In connection with the loan, NSP OC issued the NSP Note pursuant to which NSP OC may borrow up to a maximum commitment of $40.0 million. The NSP Note bears interest at 14.0% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first-priority lien on certain income streams and related deposit accounts of the co-borrowers and are subordinated in right and time of payment to NSP’s outstanding Series D Preferred Stock. On March 25, 2026, OSL purchased $7.5 million aggregate principal amount of the NSP Note and obtained the right, but not the obligation, to participate in any future advances up to its then-current pro rata share. Effective on March 30, 2026, HFRO, NXDT, HGLB, and NRES purchased aggregate principal amounts of $2.5 million, $1.0 million, $1.3 million and less than $0.1 million, respectively, and each has the right, but not the obligation to participate in any future advances up to its then-current pro rata share. The Company also funded an additional $1.3 million and the NSP Note has $16.0 million unfunded as of September 30, 2026.

SFR OP Note II Commitments

SFR OP issued the SFR OP Note II to the Company on July 10, 2024. The SFR OP Note II bears interest at 15%, which is payable in kind, is interest only during the term of the SFR OP Note II and initially matured on July 10, 2025. On August 25, 2025, the Company, through REIT Sub, extended the maturity date to July 10, 2026, and increased the maximum amount available under the SFR OP Note II to $15.0 million. In 2026, the Company further extended the maturity date to July 10, 2027. SFR OP paid down $1.9 million of principal on April 29, 2025. The Company's maximum commitment under the loan is $15.0 million, of which $2.5 million was unfunded as of September 30, 2026.

Beacon - Self Storage Commitments

On August 1, 2025, the Company, through one of the Subsidiary OPs, committed to fund $10.0 million for a storage facility in Wappinger, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9.0%, which is payable in kind. On September 8, 2026 the Company amended the mezzanine loan agreement, replacing the initial maturity date of August 1, 2026 with a new maturity date of August 1, 2030. As of September 30, 2026, the Company has an unfunded commitment balance of $6.0 million.

Rockville - Self Storage Commitments

On October 23, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.0 million for a storage facility in Rockville, NY pursuant to a mezzanine loan agreement. The loan bears interest at 9.0%, which is payable in kind, with a maturity date of October 23, 2030. As of September 30, 2026, the Company has an unfunded commitment balance of $5.0 million.

Miami - Self Storage Commitments

On April 2, 2026, the Company, through one of the Subsidiary OPs, committed to fund $10.2 million for a storage facility in Miami, FL pursuant to a mezzanine loan agreement. The loan bears interest at 8.0% which is payable in kind, with a maturity date of April 2, 2033. As of September 30, 2026, the Company has an unfunded commitment balance of $8.3 million.

Wayne - Self Storage Commitments

On June 18, 2026, the Company, through one of the Subsidiary OPs, committed to fund $6.8 million for a storage facility in Wayne, NJ pursuant to a mezzanine loan agreement. The loan bears interest at 8.0%, which is payable in kind, with a maturity date of June 18, 2031. As of September 30, 2026, the Company has an unfunded commitment balance of $6.0 million.

Surprise - Self Storage Commitments

On September 2, 2026, the Company, through one of the Subsidiary OPs, committed to fund $7.5 million for a storage facility in Surprise, AZ pursuant to a mezzanine loan agreement. The loan bears interest at 8.0%, which is payable in kind, with a maturity date of September 2, 2031. As of September 30, 2026, the Company has an unfunded commitment balance of $6.8 million.

Hialeah - Small Bay Commitments

On December 10, 2025, the Company, through one of the Subsidiary OPs, committed to fund $28.0 million for an industrial facility in Hialeah, FL. The preferred equity investment pays a preferred return of 11.0% per annum, with a mandatory redemption date of December 10, 2030. As of September 30, 2026, the Company has an unfunded commitment balance of $5.5 million.

Park Phase - Preferred Commitments

On December 30, 2025, the Company, through one of the Subsidiary OPs, committed to fund $17.4 million for a multifamily property in Chapel Hill, NC. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of December 30, 2029. As of September 30, 2026, the Company has an unfunded commitment balance of $9.4 million.

Archer River Blue - Preferred Commitments

On December 19, 2025, the Company, through one of the Subsidiary OPs, committed to fund $9.5 million for a multifamily property in Asheville, NC. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of June 19, 2029. As of September 30, 2026, the Company has an unfunded commitment balance of $3.3 million.

Tivoli North Apartments - Preferred Commitments

On May 20, 2026, the Company, through one of the Subsidiary OPs, committed to fund $24.0 million for a multifamily property in Las Vegas, NV. The preferred equity investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of May 20, 2030. As of September 30, 2026, the Company has an unfunded commitment balance of $3.8 million.

VineBrook Homes - Revolving Credit Facility Commitments

On June 25, 2026, the Company, through the OP, committed to fund $20.0 million as a revolving credit facility. The facility bears interest at 9.75%, with a maturity date of May 7, 2028. On September 14, 2026, VineBrook Homes Trust, Inc. repaid the VB Revolver in full, including all outstanding principal and accrued interest. As a result, there was no unfunded commitment as of September 30, 2026.

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

On September 29, 2026, the Company upsized the Alewife Mezzanine Loan, committing $22.0 million in additional funding for a maximum principal sum of $155.0 million. The Company's expected maximum commitment under the Alewife Mezzanine Loan is $155.0 million, of which $23.8 million was unfunded as of September 30, 2026.

On May 22, 2026, the Company entered into the Alewife Bridge whereby it made a loan in the maximum principal amount of up to $80.8 million to Alewife Holdings. The loan bears interest at 14.0%, with a maturity date of August 9, 2027. On September 29, 2026, the Alewife Bridge was repaid in full, including all outstanding principal and accrued interest. As a result, there was no unfunded commitment as of September 30, 2026.

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

In connection with the Bridge Purchase Agreement, the Company, through certain subsidiaries, along with the IQHQ Participating Purchasers, entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers had a right to fund up to specified amounts of the IQHQ Promissory Note and the IQHQ Bridge Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser had the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser and NXDT OP had the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, was required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. Bridge Investor I can allocate all or any portion of the IQHQ Bridge Warrant to any parties to the participation rights agreement. On December 2, 2024, the IQHQ Promissory Note was fully funded. The Company funded $148.6 million and the IQHQ Participating Purchasers funded $1.4 million.

On December 31, 2024, the Company, through OP IV and the OP, along with the IQHQ Participating Purchasers that funded the IQHQ Promissory Note and Bluerock entered into the IQHQ Revolving Loan whereby it made a loan in the maximum principal amount of up to $300.0 million to IQHQ, L.P. In connection with the IQHQ Revolving Loan, the full $150.0 million of the principal amount of the IQHQ Promissory Note and the full $150.0 million of the principal amount of a promissory note held by Bluerock was substituted and exchanged for deemed borrowings under the IQHQ Revolving Loan, and the IQHQ Revolving Loan was fully funded on December 31, 2024. On September 30, 2025, the IQHQ Revolving Loan was amended and restated to, among other things, add a new lender and increase the aggregate amount of the loan to $440.0 million, with the new lender funding $100.0 million at closing and each of the Company and Bluerock committing to fund an additional $20.0 million during the commitment period subject to certain terms and conditions. The IQHQ Revolving Loan accrues interest at a rate per annum equal to 13.5% per annum, which, prior to September 30, 2025, was fully payable in kind and, on and after September 30, 2025, is payable 1.5% per annum in kind and 12% per annum in cash. The revolving period during which IQHQ, L.P. is permitted to borrow, repay and re-borrow loans, subject to satisfaction of certain conditions and payment of certain fees, will terminate on September 30, 2028, the maturity date of the IQHQ Revolving Loan. As of September 30, 2026, the Company holds 38.32% of the revolving commitment under the IQHQ Revolving Loan, which was fully drawn and the Company had no unfunded commitment balance. Subsequent to September 30, 2026, the Company committed and funded an additional $15.0 million under the IQHQ Revolving Loan.

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

In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the Company, through certain subsidiaries, along with the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the Company and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the Series E preferred stock of IQHQ, Inc. commitment and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, NXDT OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. The Company, through certain subsidiaries, would be required to fund any amounts not funded by the IQHQ Participating Purchasers and NXDT OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay the Company or NXDT OP

(to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to the Company or NXDT OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Series E Warrant to any parties to the participation rights agreement.

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

On September 1, 2026, the IQHQ Subscription Agreement was fully funded. Excluding the deemed funding of $10.1 million, the Company funded $150.0 million and the IQHQ Participating Purchasers funded $0.0 million.

The table below shows the Company's unfunded commitments by investment type as of September 30, 2026 and December 31, 2025 (in thousands):

Investment Type	September 30, 2026	December 31, 2025
Loans	$74,249	$60,639
Preferred Equity	22,157	24,840
Common Equity	1,036	1,536
Preferred Stock	—	23,000
	$97,442	$110,015

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

We adopted ASU 2016-13 as of January 1, 2023. The implementation process included the utilization of loan loss forecasting models, updates to our loan credit loss policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses for the portfolio on a collective basis, for loans that share similar risk characteristics, at the individual loan level, for our loan portfolio. The calculation is applied at the loan level. These models are also utilized for estimating expected life-time credit losses for unfunded loan commitments for which the Company has a present contractual obligation to extend the credit and the obligation is not unconditionally cancellable. The CECL forecasting methods used by the Company include a probability of default and loss given default method using underlying third-party CMBS/Commercial Real Estate loan database with historical loan losses from 1998 to 2025. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value, vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast. The cumulative effect of adoption of ASU 2016-13 as of January 1, 2023 was a $1.6 million reduction in retained earnings. The beginning allowance for credit loss as of January 1, 2026 was $34.7 million. The reversal of credit losses of $18.7 million, which comprises of $6.1 million in write-offs due to the consolidation of real estate and $2.2 million in reversal of collective reserves for the nine months ended September 30, 2026, is included in reversal of (provision for) credit losses on the accompanying Consolidated Statements of Operations, resulting in an ending allowance for credit loss of $16.0 million as of September 30, 2026.

Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Valuation of Common and Preferred Equity

As of September 30, 2026, the Company owns approximately 24.9% of the total outstanding shares of NSP and thus can exercise significant influence over NSP. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis, the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the discounted cash flow methodology whereby observable market terminal capitalization rates and discount rates are applied to projected cash flows generated by self-storage assets owned by NSP. The necessary inputs for the valuation include projected cash flows of NSP, terminal capitalization rates and discount rates. These inputs are reflective of public company comparables, but are assumptions and estimates. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. For the nine months ended September 30, 2026, the unrealized loss related to the change in fair value estimate is $0.5 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of NSP.

As of September 30, 2026, the Company owns approximately 6.2% of the total outstanding common equity of the Private REIT. The Company records the Private REIT at fair value in accordance with ASC 321. The valuation is determined using a market approach. The necessary input for the valuation includes the yield of the Private REIT. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the nine months ended September 30, 2026, the unrealized gain related to the change in fair value estimate is $3.0 million. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the valuation of the Private REIT.

As of September 30, 2026, the Company owns approximately 98.0% of the total outstanding common equity of each of RFGH and RTB. The Company holds RFGH and RTB based on the Company's proportionate share of income (losses) for the nine months ended September 30, 2026. See Notes 5 and 6 to our consolidated financial statements for additional disclosures regarding the equity method investments RFGH and RTB.

As of September 30, 2026, the Company owns 11.8% of the total outstanding shares of the Series D-1 preferred, 49.8% of the Series E preferred, and 67.1 million warrants of IQHQ, Inc. The Company elected the fair-value option in accordance with ASC 825-10-10. On a quarterly basis the Company, with the assistance of an independent third-party valuation firm, determines the fair value for subsequent measurement absent a readily available market price. The preferred equity valuations use a discounted cash flow methodology with observable inputs for cash and paid-in-kind return rates. The unobservable input is the discount rate which is supported by market conditions. The warrant valuation is determined using widely accepted valuation techniques consistent with the principles of ASC 820. Specifically, these techniques include the net asset value-based approach that derives the underlying equity value of IQHQ Inc. by considering the estimated fair value of its real estate assets and liabilities under ASC 820. This value is then allocated through the capital structure to the warrant instruments. Since IQHQ Inc.’s equity and warrants are not publicly traded, the valuation incorporates a discount for lack of marketability, which reflects the limited liquidity and transferability of the warrants. The necessary inputs for the warrant valuation include guideline publicly traded companies engaged in life science and specialized commercial real estate, which lead to the selection of multiples – adjusted for size, leverage, growth profile, and market conditions. As a result, the determination of fair value involves significant estimation uncertainty because it involves subjective judgments and estimates that are based on unobservable inputs. See Notes 5 and 10 to our consolidated financial statements for additional disclosures regarding the equity security investment in IQHQ, Inc.

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

REIT Tax Election and Income Taxes

We elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2020. We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a taxable REIT subsidiary (a "TRS") and is subject to applicable federal, state, and local income and margin taxes. We had no significant taxes associated with our TRS for the nine months ended September 30, 2026 and 2025.

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

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

First Amendment to Loan Agreement and First Amendment to Security Agreement, dated August 17, 2026, by and between NexPoint Real Estate Finance, Inc., as borrower, and Mizuho Capital Markets LLC, as lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 20, 2026)

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

NEXPOINT REAL ESTATE FINANCE INC.

Signature	Title	Date

/s/ Jim Dondero	President (Principal Executive Officer)	November 10, 2026
Jim Dondero

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Assistant Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 10, 2026
Paul Richards